Form 10-Q
period 1995-03-24
C COR ELECTRONICS INC
filed 1995-05-04
CIK 350621

United States

                               SECURITIES AND EXCHANGE COMMISSION
                                     Washington, D.C. 20549

                                            FORM 10-Q

         (Mark One)

         [X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                             OF THE SECURITIES EXCHANGE ACT OF 1934

         For the thirteen-week period ended: March 24, 1995

                                               OR

         [ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                             OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                  to

         Commission file number: 0-10726

                                     C-COR ELECTRONICS, INC.
                     (Exact name of registrant as specified in its charter)

                    Pennsylvania                                   24-0811591
                (State or other jurisdiction of                 (I.R.S. Employer
                incorporation or organization)              Identification No.)

            60 Decibel Road, State College, PA                          16801
         (Address of principal executive offices)                    (Zip Code)

                                          (814) 238-2461
                       (Registrant's telephone number, including area code)

                                          Not applicable
         (Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes   X


                              APPLICABLE ONLY TO CORPORATE ISSUERS

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

             Common Stock $.10 Par Value-9,369,982 shares as of March 24, 1995.







                                               (1)

                                              INDEX

                                     C-COR ELECTRONICS, INC.




         PART I.   FINANCIAL INFORMATION

         Item 1. Financial Statements (Unaudited).

                 Consolidated   condensed   balance    sheets    --
                 June 24, 1994   and March 24, 1995.

                 Consolidated condensed  statements  of  income  --  thirteen
                 weeks ended March  24,  1995   and   March   25,   1994;
                 thirty-nine  weeks  end March 24, 1995 and March 25, 1994.

                 Consolidated condensed statements of  cash  flow -- thirteen
                 weeks ended March  24,  1995   and   March   25,   1994;
                 thirty-nine  weeks  ended March 24, 1995 and March 25, 1994.

                 Notes to consolidated condensed financial statements -- March 24, 1995.

         Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations.



         PART II.  OTHER INFORMATION

         Item 6. Exhibits and Reports on Form 8-K



























                                               (2)

         Item 1.  Financial Statements.

                                     C-COR ELECTRONICS, INC.
                              CONSOLIDATED CONDENSED BALANCE SHEETS

                                             ASSETS
                                                              March 24        June 24
                                                                1995           1994
                                                             (Unaudited)      (Note)
                                                                  (000's omitted)
         CURRENT ASSETS:
           Cash and cash equivalents                         ($   841)        $ 1,361
           Marketable securities                                1,290           3,728
           Accounts and notes receivable                       21,121          15,640
                                                               21,570          20,729
           Inventories:
             Raw materials                                     12,561           8,066
             Work-in-process                                    5,206           4,157
             Finished goods                                     6,279           4,241
               Total inventories                               24,046          16,464

           Recoverable income taxes                                23              15
           Deferred tax asset                                   2,638           1,491
           Other current assets                                 1,005             548

         TOTAL CURRENT ASSETS                                  49,282          39,247
         PROPERTY, PLANT AND EQUIPMENT - NET                   20,051           8,249
         INTANGIBLE ASSETS - NET AND
          OTHER LONG-TERM ASSETS                                1,537           1,997
                                                              $70,870         $49,493

                              LIABILITIES AND SHAREHOLDERS' EQUITY

         CURRENT LIABILITIES:
           Accounts payable and accrued liabilities           $14,363         $13,099
           Income taxes currently payable                         347           1,030
           Current portion of long-term debt                      139              57
           Bank line-of-credit                                 12,849             -0-

         TOTAL CURRENT LIABILITIES                             27,698          14,186
         LONG-TERM DEBT NET OF CURRENT PORTION                  2,047             444
         DEFERRED TAX LIABILITY                                   323             405
         OTHER LONG-TERM LIABILITIES                              391             319
                                                               30,459          15,354
         SHAREHOLDERS' EQUITY:
           Common stock $.10 par; authorized 24,000,000
            shares; issued 9,369,982 shares on
            03/24/95 and 9,102,124 on 06/24/94                    941             920
           Capital in excess of par                            16,575          15,151
           Retained earnings                                   22,936          18,116
           Translation adjustment                            (     13)       (      9)
           Net unrealized loss on marketable
            securities                                       (     28)       (     39)
                                                               40,411          34,139
                                                              $70,870         $49,493

         Note:  The balance sheet at June 24, 1994 has been derived from the audited financial statements at that date.

         Note:  Shares issued have been adjusted to reflect a two-for-one stock split effective December 5, 1994.

         See Notes to Consolidated Condensed Financial Statements.

                                               (3)

                                     C-COR ELECTRONICS, INC.
                     CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)


                                       Thirteen Weeks Ended       Thirty-Nine Weeks Ended
                                     March 24      March 25       March 24      March 25
                                       1995          1994           1995          1994

                                              (000's omitted, except per share data)


         NET SALES                     $29,985      $17,828         $87,268      $49,147

         COSTS AND EXPENSES:

           Cost of sales                22,459       12,534          62,192       32,804
           Selling, general and
            administrative expense       4,595        3,380          12,595        9,224
           Research and product
            development costs            1,625        1,006           4,538        3,022
           Interest expense                220            5             346           19
           Investment income          (     21)    (     46)       (     53)    (    248)
           Foreign exchange
            (gain) loss               (     66)          34        (     97)          79
           Other expenses                  154          137             410          398
                                        28,966       17,050          79,931       45,298

         INCOME BEFORE INCOME
          TAXES                          1,019          778           7,337        3,849

         INCOME TAX EXPENSE                333          306           2,511        1,233

         NET INCOME                    $   686      $   472         $ 4,826      $ 2,616

         EARNINGS PER SHARE:

           Primary                     $  0.07      $  0.05         $  0.49      $  0.28

           Fully diluted               $  0.07      $  0.05         $  0.49      $  0.28


         Note:  Earnings per share amounts have been adjusted to reflect a two-for-one stock split effective December 5, 1994.


         See Notes to Consolidated Condensed Financial Statements.










                                               (4)

                                         C-COR ELECTRONICS, INC.
                          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW (UNAUDITED)
                                                 Thirteen Weeks Ended     Thirty-Nine Weeks Ended
                                                 March 24    March 25      March 24      March 25
                                                   1995        1994          1995          1994
                                                                   (000s omitted)
         OPERATING ACTIVITIES
         Net Income                                $   686      $  472        $4,826      $2,616
         Adjustments to reconcile net income to
          net cash and cash equivalents provided
          by (used in) operating activities:
           Depreciation and amortization             1,257         637         3,069       1,739
           Provision for doubtful accounts              74          34           186          59
           Provision for deferred income tax
            benefit                               (    593)    (   112)      ( 1,238)    (   505)
           Provision for deferred retirement
            salary plan                                 26          28            72          76
           Tax benefit deriving from stock option
            exercise and sale activity                 -0-         -0-           541         -0-
           Issue common stock to retirement plan       -0-           9           -0-          45
           Issue common stock to employee stock
            purchase plan                               20           9            40          28
            Loss (gain) on sale of property,
            plant and equipment                         22     (    29)           21     (    28)
            Loss (gain) on sale of marketable
             securities                                  7     (     5)           51     (    17)
            Provision for unrealized loss of
             marketable securities                     -0-          53           -0-          53
            Changes in operating assets and
             liabilities:
              Accounts receivable                 (  3,200)    ( 1,410)      ( 5,667)    ( 2,499)
              Inventories                         (  2,243)    ( 2,332)      ( 7,582)    ( 4,828)
              Other current assets                (    274)         28       (   455)    (   144)
              Accounts payable                       1,023       3,329           427       3,499
              Accrued liabilities                      401         298           834     (    33)
              Income taxes recoverable                 -0-     (     1)      (     8)        172
              Income taxes payable                     537         367       (   683)        295
         NET CASH AND CASH EQUIVALENTS (USED IN)
          PROVIDED BY OPERATING ACTIVITIES        (  2,257)      1,375       ( 5,566)        528
         INVESTING ACTIVITIES
          Purchase of property, plant
           and equipment                          (  4,397)    (   888)      (12,706)    ( 2,442)
          Proceeds from sale of property,
           plant and equipment                           2         -0-             4           2
          Purchase of marketable securities            -0-     (   726)          -0-     ( 2,147)
          Proceeds from sale of marketable
           securities                                  405         544         2,287         983
          Proceeds from maturity of marketable
           securities                                   35         -0-           115         -0-
         NET CASH AND CASH EQUIVALENTS (USED IN)
          INVESTING ACTIVITIES                    (  3,955)    ( 1,070)      (10,300)    ( 3,604)
         FINANCING ACTIVITIES
          Payment of debt and capital
           lease obligation                       (     14)    (    15)      (    43)    (    71)
          Proceeds from exercise of stock options      256          38           858         148
          Proceeds on line-of-credit                13,156         300        37,140       1,050
          Payment of line-of-credit               (  8,490)    (   300)      (24,291)    ( 1,050)
         NET CASH AND CASH EQUIVALENTS PROVIDED
          BY FINANCING ACTIVITIES                    4,908          23        13,664          77
         INCREASE (DECREASE) IN CASH AND
          CASH EQUIVALENTS                        (  1,304)        328       ( 2,202)    ( 2,999)
         Cash and cash equivalents at beginning
          of period                                    463       3,231         1,361       6,558
         CASH AND CASH EQUIVALENTS AT
          END OF PERIOD                           ($   841)     $3,559       ($  841)     $3,559

                                                         (5)

                                     C-COR ELECTRONICS, INC.
                      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


             1. The accompanying, unaudited, consolidated, condensed financial statements have been prepared in accordance with generally-accepted accounting principles for interim financial information, and in the opinion of management, contain all adjustments necessary to fairly present the Company's financial position as of March 24, 1995, and the results of its operations for the thirteen-week period then ended.
                 Operating results for the thirty-nine week period are not necessarily indicative of the results that may be expected
                 for the year ending  June 30, 1995.    For  further
                 information, refer to financial statements and footnotes thereto included in the Company's annual report on
                 Form 10-K   for  the  year  ended June 24, 1994.

             2.  A two-for-one stock  split  was  voted  by  the  Company's
                 Board of Directors.  The   additional   shares   were
                 distributed   on December 5, 1994 to shareholders of record at
                 the close of business on November 4, 1994 on the basis of one additional share for each share held.

             3.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

                 Accounts payable and accrued liabilities consist of:
                                                     March 24      June 24
                                                       1995          1994
                     Accounts payable                $ 8,345       $ 7,918
                     Accrued other                     1,807         1,594
                     Accrued warranty expense          1,382           602
                     Accrued incentive plan            1,156         1,127
                     Accrued vacation                  1,048           928
                     Accrued salary                      625           930
                                                     $14,363       $13,099























                                               (6)

         Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations.

                 Net sales for the thirteen-week period ended March 24, 1995 were $29,985,000, up 68.2% from last year's sales of $17,828,000 for the same period. Net sales for the thirty-nine week period ended March 24, 1995 were
                 $87,268,000.  This sales figure  is up 77.6% over last year's
                 sales of $49,147,000 for the same period.   The increase in
                 sales in the third quarter and year-to-date versus the same periods last year was attributable to increased demand by cable television operators for telecommunication equipment.

                 International sales as a percentage of total consolidated sales were 41% for the quarter ended March 24, 1995 and 36% for the period year-to-date. This compares to 16% for the quarter and 27% for the same periods the prior year. The increase is primarily attributable to sales to Canada and the Far East.

                 C-COR's traditional customer base, as well as potential new customers in the communications industry, are positioning themselves to participate in an evolving and dynamic multimedia communications market. Part of this positioning involves the installation and/or upgrading of signal distribution equipment in their communications networks. C-COR develops and sells RF amplifiers and fiber optic equipment which are integral components of the aforementioned networks.

                 C-COR's gross profit percentage for the third quarter of fiscal year 1995 was 25.1% versus 29.7% for the same period the prior year. The gross profit percentage for the nine-month period ended March 24, 1995 was 28.7% versus 33.3% for the same period the prior year. Third quarter gross profitability was down relative to the prior year as a result of startup costs incurred with C-COR's new manufacturing
                 facility located  in  Reedsville,  Pennsylvania.    The  move
                 into C-COR's new production facility in State College, Pennsylvania in January 1995 also impacted productivity and gross profitability for the quarter. The lower gross margin percentage year-to-date relative to last year is a result of a combination of the factors previously described which impacted third quarter plus product sales mix and warranty expense.

                 Selling, general and  administrative  expense  for  the third
                 quarter of fiscal year 1995 was  $4,595,000.    This  is  up
                 35.9% over last year's total of $3,380,000 for the same period. Selling, general and administrative expense for the first three quarters of fiscal year 1995 was $12,595,000. This is up 36.5% over the prior year's total of
                 $9,224,000 for the  same  period.    The  increase  for  the
                 quarter and year-to-date is primarily attributable to the Company's expansion of its sales group to address potential new customer opportunities in the evolving multimedia communications market.

                 Research  and  product  development   expense   for  the
                 quarter ended March 24, 1995 was $1,625,000, up 61.5% over last year's total of $1,006,000. Research and product development expense for the three quarters ended March 24, 1995 was $4,538,000, up 50.2% over last year's total of $3,022,000 for the same period. The increases for the quarter and year-to-date relate to increased fiber optic and RF
                 product development  activity.    Research  and  product
                 development headcount increased 29% from March 25, 1994 through March 24, 1995.





                                               (7)

                 Interest expense for the third quarter of fiscal year 1995 was $220,000. Last year's interest expense for the same period was $5,000. Interest expense for the thirty-nine weeks ended March 24, 1995 was $346,000 versus $19,000 for the same period the prior year. Investment income for the first nine months  of  fiscal  year  1995  was $53,000 versus $248,000
                 for the same period  the  prior  year.    The Company is in the
                 process of expanding  its  manufacturing  capabilities and
                 upgrading its facilities in general.    This  effort,  in
                 conjunction with pronounced sales growth, has caused C-COR to liquidate a portion of its investment portfolio (reducing investment income) and borrow approximately $12.8 million on its line-of-credit during fiscal year 1995 (increasing
                 interest expense).    Cash  requirements  and  sources  of
                 cash will be discussed in greater detail in a subsequent section.

                 To summarize, sales for the first nine months of fiscal year 1995 were up 77.6% over last year's sales for the same period. Gross margin percentage on these sales, however, decreased 4.6% to 28.7% as a result of new plant start-up costs and other expenses related to C-COR's capacity ramp-up. Operating expenses increased 39.9% for the first nine months of fiscal year 1995 relative to last year as C-COR added personnel to support expanded sales and product development efforts. Earnings per share for the thirty-nine week period were $0.49 versus $0.28 for the same period last year.

                 Accounts receivable increased $5,481,000 and inventories increased $7,582,000 over the first nine months of fiscal year 1995. The increase in receivables is attributable to the aforementioned increase in C-COR's sales volume in fiscal 1995 versus the prior year. Inventory increased as a result of C-COR's ramp-up efforts to meet increased production demands. C-COR's line-of-credit borrowings totaled $12,849,000 at March 24, 1995. These funds were used to provide working capital for expanding operations and financing capital additions. Additionally, C-COR reduced its cash and cash equivalents by approximately $2.2 million and its marketable securities by $2,438,000 over the same period in funding expansion requirements.

                 C-COR completed a new 90,000 square foot manufacturing facility at its State College, Pennsylvania, location in January of 1995. C-COR also entered into a lease-purchase arrangement for a 60,000 square foot manufacturing facility in Reedsville, Pennsylvania, in December of 1995. The transaction was accounted for as a capital lease with a life
                 of 15 years  and  increased   fixed   assets   and  long-term
                 liabilities  by approximately $1.7 million.

                 The Company has obtained a commitment for mortgage funding through the Pennsylvania Industrial Development Authority
                 (PIDA) for 40% of the cost of the building expansion at the State College, Pennsylvania, manufacturing facility up to $1,952,000. The PIDA mortgage will have an interest rate of 2%. The funds will be made available at the completion of the project. Monthly payments of principal and interest are required through the year 2009 (fifteen years).
                 A commitment for additional mortgage funding for the expansion and renovation of the State College facility has been obtained from the Pennsylvania "Sunny Day Fund." This funding
                 commitment totals $4,500,000.    It also will have an interest
                 rate of 2% and require monthly payments of principal and interest through the year 2009. The funds will be disbursed to the Company as construction requirements dictate throughout fiscal year 1995. No funds have been disbursed yet through March 24, 1995.





                                               (8)

                 The Company maintains a line-of-credit with a bank which can be drawn on up to a maximum of $18,000,000, contingent on sufficient collateral in accounts receivable as outlined in a revolving credit agreement.

                 Management perceives that operating cash flow, as well as the aforementioned financing sources, will adequately provide for all cash requirements for the immediate future.























































                                               (9)

         (11) -- STATEMENT RE: COMPUTATION OF EARNINGS PER SHARE

                                              Thirteen Weeks Ended       Thirty-Nine Weeks Ended
                                             March 24      March 25      March 24      March 25
                                               1995          1994          1995          1994

                                               (000's omitted, except per share data)

         PRIMARY:
           Weighted Average Number of
            Shares Outstanding                      9,370       9,138         9,297    9,124

           Net Effect of Dilutive Stock
            Options--based on the
            Treasury Stock method using
            average market price                      500         270           565      238

                    Totals                          9,870       9,408         9,862    9,362

           Net Income                              $  686      $  472        $4,826   $2,616

           Per Share Amount                        $ 0.07      $ 0.05        $ 0.49   $ 0.28

         FULLY DILUTED
           Weighted Average Number of
            Shares Outstanding                      9,370       9,138         9,297    9,124

           Net Effect of Dilutive Stock
            Options--based on the
            Treasury Stock method using
            period ending market price
            which is greater than average
            market price                              500         270           565      256

                    Totals                          9,870       9,408         9,862    9,380

           Net Income                              $  686      $  472        $4,826   $2,616

          Per Share Amount:                        $ 0.07      $ 0.05        $ 0.49   $ 0.28




         Note:  Shares outstanding and earnings per share amounts have been adjusted to reflect a two-for-one stock split effective December 5, 1994.













                                                   (10)

         Item 6. Exhibits and Reports on Form 8-K.

                 The following exhibit is included herein:

                  (11)  Statement re: computation of earnings per share


                 Reports on Form 8-K.

                 On April 11, 1995, the Registrant filed a Form 8-K informing the Securities & Exchange Commission of the following:

                      On or about March 31, 1995, a purported shareholder of the Registrant filed a complaint in the United States District Court for the Eastern District of Pennsylvania against the Company and one of its executive officers alleging that, during the period January 17, 1995 through March 24, 1995, the defendants knowingly or recklessly omitted material information about the Registrant in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and common law. The complaint seeks permission to proceed as a class action on behalf of certain persons who purchased shares of the Registrant's Common Stock during the period January 17, 1995 through
                      March 24, 1995 and who were allegedly damaged. The complaint seeks compensatory damages in an unspecified amount and costs and expenses relating to the complaint, including reasonable attorney's fees.


































                                              (11)

                                              SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                   C-COR ELECTRONICS, INC.
                                                        (Registrant)



         Date:     May 1, 1995                       /s/ JACK B. ANDREWS
                                              Vice President-Finance,
                                              Secretary & Treasurer
                                              (Principal Financial Officer)




         Date:     May 1, 1995                        /s/ CHRIS A. MILLER
                                              Chris A. Miller, C.P.A.,
                                              Controller & Planning Manager
                                              (Principal Accounting Officer)


































                                              (12)