Form 10-Q/A
period 1995-03-24
C COR ELECTRONICS INC
filed 1995-06-20
CIK 350621

United States

                               SECURITIES AND EXCHANGE COMMISSION
                                     Washington, D.C. 20549

                                            FORM 10-Q/A

         The purpose of this Amendment is to add a missing Financial Data Schedule.

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




                                 SIGNATURES

          Pursuant ot the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 C-COR ELECTRONICS, INC.
                                 (Registrant)

Date:    June 20, 1995           /s/  JACK B. ANDREWS
                                 Vice President-Finance,
                                 Secretary and Treasurer
                                 (Principal Financial Officer)

Date:    June 20, 1995           /s/  CHRIS A. MILLER
                                 Controller and Planning Manager
                                 (Principal Accounting Officer)




























                                              (11)