Form 10-K
period 1995-06-30
C COR ELECTRONICS INC
filed 1995-09-28
CIK 350621

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the Fiscal Year Ended   June 30, 1995

( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from              to

Commission File Number: 0-10726

                           C-COR Electronics, Inc.
(Exact name of Registrant as specified in its charter)

      Pennsylvania                                24-0811591
(State or other jurisdiction                   (I.R.S. Employer
of incorporation or organization)              Identification No.)

 60 Decibel Road, State College, Pennsylvania           16801
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:   814-238-2461

Securities registered pursuant to Section 12(b) of the Act:

Title of each class          Name of each exchange on which registered

        None                        Not Applicable
Securities registered pursuant to Section 12 (g) of the Act:

Common Stock, $.10 par value
 (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

As of September 8, 1995, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $313,815,223.

As of September 8, 1995, the Registrant had 9,530,226 shares of Common Stock outstanding.

Documents Incorporated by Reference:

1)  1995 Annual Report to Shareholders (Part I, II and IV)
2)  Proxy Statement dated September 15, 1995 (Part III)

PART I

Item 1. Business

Introduction

C-COR Electronics, Inc. (the "Corporation") was incorporated in the Commonwealth of Pennsylvania on June 30, 1953. The Corporation designs and manufactures high-quality electronic equipment used in a variety of communication networks worldwide. Principal customers include cable television (CATV) operators, telephone companies, major broadcast markets and installers of broadband communication networks for manufacturing plants, offices, campuses, institutions, airports, and traffic control systems. In support of its products, the Corporation offers a full line of technical customer services, including network analysis, design, installation and maintenance assistance, and training. The Corporation's headquarters is in State College, Pennsylvania, with production facilities in State College, Reedsville and Tipton, Pennsylvania, and Fremont, California. The Corporation maintains offices in Fremont; Denver, Colorado; Chicago, Illinois; Toronto, Canada; Almere, The Netherlands; and Hong Kong. The Corporation manufactures its analog fiber optic systems in Mexico.

During the past fiscal year, the Corporation was approved for ISO 9001 registration at three of its facilities, State College and Tipton, Pennsylvania, and Fremont, California. It is expected that the Reedsville, Pennsylvania, facility will achieve registration by the end of calendar year 1995. ISO 9001 is the most comprehensive of all ISO 9000 series requirements and includes quality assurance in design, development, production, installation and servicing. Once registration is achieved, surveillance is scheduled at six month intervals and a complete reassessment occurs in three years. Criteria for registration are set by the International Organization for Standardization, whose function is to develop global standards in an effort to improve the exchange of goods and services internationally. This designation builds on the Corporation's reputation as a high-quality, global provider of transmission electronics.

Products and Services

The Corporation provides three principal product families for use in broadband voice, video, and data networks: radio frequency (RF) amplifiers, amplitude modulation (AM) fiber optic equipment, and digital fiber optic systems.
Amplifiers include a series of FlexNet(TM) 750 MHz trunks, terminating bridgers, and line extenders designed specifically for use in today's widely accepted hybrid fiber/coax network architectures. Other RF distribution products available from the Corporation include push-pull, power doubling, and feedforward technologies; trunk, minitrunk, and split-band amplifiers; main line passives to 1 GHz, and Cable Network Manager (CNM(TM)), a network management software system. Additions to the product line in fiscal year 1995 include a series of 750 MHz amplifiers designed and manufactured to meet the stringent requirements of coaxial-based telecommunications systems. Also available is a 90 Volt powering option for the Corporation's advanced technology amplifiers.

LinkNet(TM), the Corporation's new generation of AM fiber optic transmission equipment, was first introduced in fiscal year 1994. Ideally suited for today's fiber-rich architectures, the LinkNet (TM) family includes a broad range of both headend and strand-mounted equipment, including state-of-the-art distributed feedback (DFB) transmitters; strand mount forward path receivers, and rack mount receivers for return-path applications.

The Corporation's digital fiber optic products include multi and single channel uncompressed digital video systems, including optical transmitters and receivers, video and audio codecs, and intermediate frequency (IF) modulators and quad RF converters. New to this product line in fiscal year 1995 were C-COR's 3.1 Gb/s multichannel optical terminals. Applications for the digital fiber optic product family include cable television, distance learning, intelligent highways, broadcast, and satellite earth station interconnects.

In support of its products, the Corporation offers a complete line of technical customer services, including pre-sale analysis and consultation, network design, field engineering, technical documentation, training seminars, and equipment repair and testing.

Sales and Distribution

The Corporation's principal customers include operators of communication networks worldwide. Most of the Corporation's sales were of equipment manufactured or provided by the Corporation, with the remainder being from services. Sales efforts are conducted from the Corporation's headquarters; from offices in California, Colorado, Illinois, Canada and Europe; and from 15 regional sales offices located throughout the United States.

For the fiscal year ended June 30, 1995, the Corporation's international sales represented 39% of net sales, primarily in the Canadian, Asian, European, and Latin American markets. In the fiscal years ended June 24, 1994, and June 25, 1993, international sales were 25% and 25%, respectively, of net sales. (See the discussion of segment information in the Corporation's 1995 Annual Report to Shareholders, Note O, incorporated herein by reference).

During the past fiscal year, the Corporation's CATV customers who made purchases have included 24 of the 25 largest system operators* in the United States. The Corporation's largest customers during the fiscal year ended June 30, 1995, were Rogers Cablesystems, Inc., accounting for 21% of net sales and Time Warner Cable, accounting for 19% of net sales. During the fiscal year ended June 24, 1994, the Corporation's largest customers were Time Warner Cable, accounting for 25% of the net sales, and Rogers Cablesystems, Inc., accounting for 17% of the net sales. During the fiscal year ended June 25, 1993, the Corporation's largest customer was Time Warner Cable, accounting for 11% of the net sales. No other customers accounted for 10% or more of net sales in any of the three fiscal years ended June 30, 1995.

At June 30, 1995, the Corporation's backlog of orders was $54.7 million; at June 24, 1994, it was $38.9 million; and at June 25, 1993, it was $9.2 million.

*The ranking of system operators herein is based upon number of subscribers served, as published by Cablevision - July 17, 1995, International Thomson Communications, Inc., Denver, Colorado.

Research and Product Development

The Corporation operates in an industry that is subject to rapid changes in technology. The Corporation's ability to compete successfully depends in large part upon its ability to react to such changes. Accordingly, the Corporation is engaged in ongoing research and development (R&D) activities that are intended to advance existing product lines, provide custom-designed variations of existing product lines, and develop or evaluate new products. R&D activities for RF and AM fiber optic products are conducted at the Corporation's headquarters, while digital fiber optic product development activities occur at the Corporation's California location. The Corporation has an interdepartmental team which assigns product development priorities. The result is a market-driven set of guidelines for the timely development of new products. During this past fiscal year, research and product development expenditures have been primarily directed at continuing the Corporation's commitment to the new RF and fiber optic technology products that enhance its image as a technology leader in the industry.

The  Corporation   currently  employs  463  degreed  engineers  and  technicians worldwide, 73 of whom are dedicated to research and product development. The remainder are involved in such corporate activities as sales, sales engineering, product management, manufacturing support and test, and a variety of service functions.

During the fiscal years ended June 30, 1995, June 24, 1994, and June 25, 1993, the Corporation spent approximately $6,622,000, $4,337,000 and $3,326,000, respectively, on R&D, primarily related to RF distribution equipment and fiber optic systems. None of the research and product development expenditures have been capitalized.

Competition

The Corporation's products are marketed with emphasis on their premium quality and are generally priced competitively with other manufacturers' product lines. Equipment reliability, superior customer service and an enhanced warranty program are several of the bases for competition. In these respects, the Corporation considers its competitive position to be favorable. Other bases for competition include pricing and technological leadership. Although less expensive products are available, the Corporation believes it is in a good competitive position with respect to pricing. The Corporation believes that its strong commitment to efficient network design, a broad offering of technical customer services, and its focus on R&D enhance its competitive position in the market.

There are several competing equipment vendors selling network products in the United States, a few of which have greater sales of similar equipment than the Corporation. However, the Corporation is regarded as having a broader product line in the RF distribution amplifier segment of the market.

Currently CATV networks serve more than 60 million subscribers in the United States. CATV construction has evolved to the point where this network passes over 92% of the homes in the United States. The CATV industry claims that their market penetration exceeds 55% and is approaching 60%. Over the next several years, most industry observers expect this trend to continue. However, there are alternative methods of distributing entertainment video or information services to subscribers. All of the vehicles compete, to a limited extent, with conventional CATV services. The alternative distribution technologies include Off Air of Broadcast Service, Multipoint Multichannel Distribution Service
(MMDS), Satellite Master Antenna Television (SMATV) and Direct Broadcast Satellite Service (DBS). As a general rule, these alternative technologies are limited in terms of their ability to deliver two-way service and local programming. There is a general consensus in the telecommunications industry that these alternative technologies will mature to the point that they serve a relatively narrow segment of the market. A CATV network by definition has two-way capability and has the ability to deliver vast amounts of information to subscribers. Evidence suggests the CATV industry is uniquely positioned to benefit from the evolution that is occurring in the telecommunications industry. Similarly, due to its reputation and long standing tradition of serving the CATV industry with excellence, the Corporation is strategically positioned to grow and expand with the industry.

External Influences/Industry

The primary market factors affecting the CATV industry include access to financial markets, technology advancements and governmental regulation. During the Corporation's fiscal year 1991, many lending institutions designated loans to multiple system operators as "highly leveraged transactions"
(HLT's) and aggressively clamped down on the size and terms of loans to this specific group. This fiscal conservatism in the capital markets curtailed a large portion of the industry's capital expenditures.
The entire CATV industry experienced a downturn which caused many equipment vendors to downsize their operations. During the past three years, most cable operators have focused on strengthening their balance sheets. At the same time, lending institutions began to relax many of their more stringent lending policies. Currently, the CATV industry is experiencing considerable  strategic  acquisition  and  alliance  activity.  In the  area  of technology, advancements in the CATV network are occurring at a rapid rate. Traditional, one-way broadband amplifier cascades are being replaced with
two-way,   hybrid  fiber/coax  (HFC)  architectures  which  employ  fiber  optic electronics to small residential cells (serving areas). CATV operators have concluded that constructing an HFC network is a sound tactical decision that could have significant strategic advantages in the future as networks become more interactive in nature. A number of telephone companies (telcos) have come to the same conclusion. The Corporation has combined its strength in conventional RF amplifiers with an increasing presence in the areas of digital and analog fiber optic equipment and believes that it is strongly positioned to be an aggressive competitor in the evolving interactive multimedia network industry.

Historically, the CATV industry has been allowed to operate in a relatively regulation free environment. The assumption that policy makers had made was that a "free market" approach would encourage technology advancements and encourage CATV operators to build a ubiquitous network. However, in 1992, faced with increased subscriber complaints regarding the pricing structure and level of service being provided by CATV operators, the Federal Communications Commission
(FCC) concluded that it was now appropriate to regulate the CATV industry. The Cable Act of 1992 established policies regarding programming, service and CATV rates. Along with CATV rate freezes, the FCC included an "incentive upgrade plan" in an attempt to encourage operators to continue their upgrade schedule. In addition, many operators have adopted a strategy of focusing on the "non-regulated" side of their business, namely, new programming and voice service.

Over the last several years, there has been a softening in the position held at the FCC prohibiting the telcos from entering into the video business. In August 1993, a federal judge presiding over a U.S. District Court ruled in favor of Bell Atlantic, allowing them to provide video programming to customers inside their telephone service areas. In a similar ruling in June 1994, a federal judge in Seattle ruled that US West should have the right to offer video programming in its 14 state region. Across the U.S. all seven of the Regional Bell Operating Companies (RBOC) are either planning or currently constructing networks which will support video experiments.

The sentiment in Washington appears to support a competitive environment for the delivery of voice, video and data services. In June 1995, the Senate overwhelmingly passed Telcom Reform Bill S.652. The House passed HR 1555 in August 1995, by a two-to-one margin. Currently the two are being combined into a conference report which will be voted upon by the Senate and House. Upon passage, the legislation will be forwarded to the White House. Key provisions of both the House and Senate bills which are perceived to have a benefit for the Corporation are that they: permit telephone companies to sell video services, and in some cases, to buy out local cable companies; allow cable operators to charge what they wish for many channels; allow RBOCs to sell long distance services, under certain conditions; require local phone companies to open their networks to competitors; and allow RBOCs to manufacture customer equipment. A competitive environment in the communications industry is expected to have a positive impact on the Corporation. If its two major customer groups (CATV operators and telephone companies) are competing to build networks and offer similar services, the Corporation stands to benefit near and long term as a key equipment provider for those networks.

Employees

The Corporation had 1,409 employees (as well as an additional 85 temporary personnel) as of September 1, 1995, of whom approximately 70% are engaged in manufacturing, inspection, and quality control activities. The remainder are engaged in executive, administrative, sales, product development, research, and technical customer services activities. The staff includes 65 engineers with baccalaureate or more advanced degrees, and an additional 398 persons with at least two years of technical college or military education equivalent to a 2-year degree. None of the employees are represented by a collective bargaining representative.

Suppliers

The Corporation monitors supplier delivery performance and quality very closely and employs a strategy of limiting the total number of suppliers to those who are quality leaders in their respective specialties and who will work with the Corporation as partners in the supply function. Typical items purchased are diecast aluminum housings, RF hybrids, printed circuit boards, and standard electronic components.

The Corporation's finished goods inventory has traditionally been maintained at a level adequate to satisfy customer delivery requirements, and monthly production has been scheduled at a rate that approximates monthly shipping volume. Late in fiscal year 1995, and continuing through fiscal year 1996, the
Corporation  has  launched  the   RapidCycle(R) Program*.   The  goal  of  this
corporate-wide effort is to improve delivery intervals, reduce inventory and cut working capital. The anticipated result is enhanced customer service, increased market share and additional cash to stimulate growth and company value.

Arrangements for the return of merchandise and payment terms are consistent with those of the industry.

*RapidCycle(R) is a registered trademark of The George Group.

Item 2. Properties

The Corporation's executive offices, primary research facilities, and principal manufacturing plant are located in State College, Pennsylvania. Facilities have expanded at this location to their present size of 133,000 square feet. This includes a 90,000 square foot, two story addition that was completed in December 1994. This new facility is occupied by the Corporation's manufacturing functions as well as its services groups, including the equipment service center, network design, technical customer services, two environmental chambers and a fully-equipped training center. The existing 43,000 square foot facility, which is on one level, is currently being renovated. The renovation, expected to be fully completed in October 1995, includes expansion of the engineering lab, and administrative offices. The full project has required significant capital expenditures, including the purchase of ergonomic work stations, advanced surface mount technology and test equipment, and an upgrade of the Corporation's corporate information system. As of September 1, 1995, there were 544 employees based at this location.

The Corporation owns a 40,000 square foot manufacturing facility in Tipton, Pennsylvania, located approximately 30 miles from the corporate headquarters in State College. The plant is situated on a 15-acre site in an industrial park. As of September 1, 1995, there were 515 employees at this location.

During the fiscal year ended June 30, 1995, the Corporation leased and began occupying a 60,000 square foot manufacturing facility in Reedsville, Pennsylvania, located approximately 25 miles from the corporate headquarters in State College, Pennsylvania. A total of 232 employees were at this location as of September 1, 1995.

The Corporation leases and occupies a 30,000 square foot facility in Fremont, California. The facility is used primarily for the development and manufacture of digital fiber optic equipment. A total of 74 employees were at this location as of September 1, 1995.

During the fiscal year ended June 30, 1995, the Corporation leased and began occupying a 6,790 square foot sales office in Denver, Colorado. A total of 12 employees were at this location as of September 1, 1995.

During the fiscal year ended June 30, 1995, the Corporation leased and began occupying a 308 square foot sales office in Chicago, Illinois. A total of 2 employees were at this location as of September 1, 1995.

The Corporation's international office is located in Almere, The Netherlands, in a leased 14,100 square foot facility. The location houses sales, marketing, and field engineering personnel. A total of 15 employees were at this location as of September 1, 1995.

The Corporation's Canadian office, located in Ajax, Ontario, Canada, leases and occupies a 5,000 square foot facility for its sales, marketing, repair, and field engineering personnel. A total of 14 employees were at this location as of September 1, 1995.

The Corporation has established an office in Hong Kong where one employee is engaged in sales and marketing activities.



Item 3. Legal Proceedings

On or about March 31, 1995, James and Elizabeth McCarthy, who own 150 shares of the Registrant's Common Stock, filed a complaint in the United States District Court for the Eastern District of Pennsylvania against the Corporation and its Chief Executive Officer, Richard E. Perry, alleging that, during the period January 17, 1995, through March 24, 1995, the defendants knowingly or recklessly omitted material information about the Registrant in violation of Sections 10
(b) and 20 (a) of the Securities Exchange Act of 1934 and common law. The complaint seeks permission to proceed as a class action on behalf of certain persons who purchased shares of the Registrant's Common Stock during the period January 17, 1995, through March 24, 1995, and who were allegedly damaged. The complaint seeks compensatory damages in an unspecified amount and costs and expenses relating to the complaint, including reasonable attorneys' fees.

The Corporation denies plaintiff's allegations and has filed a motion to dismiss the complaint on the grounds, inter alia, that the statements made in its January 17, 1995, press release are true. The motion has not yet been decided.


Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 1995.

Executive Officers of the Registrant

All executive officers of the Corporation are elected annually at the Annual Meeting of the Board of Directors (which is normally held on the date of the Annual Meeting of Shareholders of the Corporation) to serve in their office for the next succeeding year and until their successors are duly elected and qualified. The listing immediately following this paragraph gives certain information about the Corporation's executive officers, including the age, present position, and business experience during the past five years.

Richard E. Perry, 65, Chairman since June 1986. President(*) from July 1985 to December 1992; Chief Executive Officer since July 1985.

David J. Eng, 42, Vice President-Sales and Marketing since August 1994. Director, Regional Telephony Sales, Scientific Atlanta, Inc.
from March 1993 to July 1994; Regional Sales Manager, Scientific Atlanta, Inc. from April 1985 to February 1993.

Robert E. Hoffman, 51, Vice President-Engineering since June 1994.
Vice President-Engineering, Cincinnati Microwave, Inc. from January 1993 to June 1994; President/CEO, Comband Technologies, Inc. from July 1986 to December 1992.

Chris A. Miller, 42, Vice President-Finance, Secretary and Treasurer since July 1995; Controller, Planning Manager and Assistant Secretary from February 1993 to July 1995. Controller and Assistant Secretary from February 1987 to February 1993.

Donald F. Miller, 53, Vice President-Operations and Manufacturing since August 1995. Plant Manager since September 1987.

Gerhard B. Nederlof, 47, Vice President-International since January 1992. Managing Director of DataCable B.V. from November 1981 to January 1992.


(*)The  position of President has been vacant since March 31, 1995,  when Daniel
W. Finch resigned from his positions as President and Chief Operating Officer.

PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder
Matters

The information required by this item is incorporated herein by reference to page 28 of the Registrant's 1995 Annual Report to Shareholders under the caption "Stock Listing".

Item 6. Selected Financial Data

The information required by this item is incorporated herein by reference to page 1 of the Registrant's 1995 Annual Report to Shareholders.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information required by this item is incorporated herein by reference to pages 14 and 15 of the Registrant's 1995 Annual Report to Shareholders.

Item 8. Financial Statements and Supplementary Data

The information required by this item is incorporated herein by reference to pages 16 through 26 of the Registrant's 1995 Annual Report to Shareholders.

Item 9. Changes and Disagreements on Accounting and Financial Disclosure

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information with respect to Directors required by this item is incorporated herein by reference to pages 2 and 3 of the Registrant's Proxy Statement dated September 15, 1995.

The information with respect to Executive Officers required by this item is set forth in Part I of this report.

The information with respect to compliance with Section 16 (a) of The Securities Exchange Act of 1934 is incorporated herein by reference to page 11 of the Registrant's Proxy Statement dated September 15, 1995.

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference to pages 6 through 11 of the Registrant's Proxy Statement dated September 15, 1995.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by this item is incorporated herein by reference to pages 3, 5 and 6 of the Registrant's Proxy Statement dated September 15, 1995.



Item 13. Certain Relationships and Related Transactions

The Registrant had no related transactions or relationships requiring disclosure under Regulation S-K, Item 404, during the fiscal year 1995, nor are any such transactions or relationships currently under proposal.

PART IV


Item 14. Exhibits, Financial Statements and Reports on Form 8-K

(a) The following documents are filed as part of this report:

(1) As indicated in Item 8 of Part II, the following financial statements of the Registrant included in the Registrant's 1995 Annual Report to Shareholders for the year ended June 30, 1995, are incorporated by reference to pages 16 through 26 of the Registrant's Annual Report to Shareholders.

Consolidated Balance Sheets -- Years ended June 30, 1995, and June 24, 1994.

Consolidated Statements of Income -- Years ended June 30, 1995, June 24, 1994 and June 23, 1993.

Consolidated Statements of Cash Flows -- Years ended June 30, 1995, June 24, 1994 and June 25, 1993.

Consolidated Statements of Shareholders' Equity -- Years ended June 30, 1995, June 24, 1994 and June 25, 1993.

Notes to Consolidated Financial Statements.

(2) The following financial statement schedule of the Registrant is filed as a part of this Report:

Schedule II -- Valuation and Qualifying Accounts

Schedules, other than the one listed above, have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(3)   Exhibits

NUMBER           DESCRIPTION OF DOCUMENTS

(2) (a) Option Agreement to purchase COMLUX shares plus exhibits dated December 1, 1989 by and among the Registrant, COMLUX, Joseph Hawkins, Thomas Reynolds and Kenneth Regnier (incorporated by reference to Exhibit (2) (a) to the Registrant's Form 10-K for the year ended June 30, 1990, Securities and Exchange Commission File No. 0-10726).

(2) (b) Agreement and Plan of Merger dated July 2, 1990, between the Registrant, C-COR/COMLUX, Inc. and COMLUX (incorporated by reference to Exhibit (2) (b) to the Registrant's Form 10-K for the year ended June 30, 1990, Securities and Exchange Commission File No. 0-10726).

(2) (c) Agreement regarding income taxes dated September 13, 1990, by and among the Registrant, C-COR/COMLUX, Inc. and the Shareholders of COMLUX (incorporated by reference to Exhibit (2) (c) to Registrant's Form 10-K for the year ended June 30, 1990, Securities and Exchange Commission File No. 0-10726).

(2) (d) Agreement for Purchase of Shares by and between C-COR Europe B.V. ("Purchaser") and Nederlof Holding B.V. and Matel B.V.
("Vendors") dated January 17, 1992,(incorporated by reference to Exhibit (2)(d) to the Registrant's Form 10-K for the year ended June 26, 1992, Securities and Exchange Commission File No. 0-10726).

(3) (a) Restated Articles of Incorporation of Registrant (incorporated by reference to Exhibit 3-a.1. to Amendment No. 2 to Form S-1 Registration Statement, File No. 2-70661).

(3) (b) Amendment to Articles of Incorporation of Registrant filed on September 21, 1995.

(3) (c) Bylaws of Registrant, as amended October 27, 1987, (incorporated by reference to Exhibit (3) (b) to the Registrant's Form 10-K for the year ended June 30, 1988, Securities and Exchange Commission File No. 0-10726).

(4) Specimen of Common Stock Certificate (incorporated by reference to
Exhibit 4 to Amendment No. 1 to Form S-1 Registration Statement,
File No. 2-70661).

(10) (a) Forms of Indemnification Agreement between the Registrant and certain officers and directors (incorporated by reference to Exhibit (10) (h) to the Registrant's Form 10-K for the year ended June 30, 1988, Securities and Exchange Commission File No. 0-10726).

(10) (b) 1988 Stock Option Plan (incorporated by reference to Exhibit 28 to Form S-8 Registration Statement, File No. 33-27440).

(10) (c) Registrant's Retirement Savings and Profit Sharing Plan effective July 1, 1989, (incorporated by reference to Exhibit (10) (s) to the Registrant's Form 10-K for the year ended June 30, 1989, Securities and Exchange Commission File No. 0-10726).

(10) (d) Deferred Compensation Plan between the Registrant and Richard E. Perry dated December 6, 1989, (incorporated by reference to Exhibit (10) (y) to the
Registrant's Form 10-K for the year ended June 30, 1990, Securities and Exchange Commission File No. 0-10726).

(10) (e) 1989 Non-Employee Directors' Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 28 to Form S-8 Registration Statement, File No. 33-35208).

(10) (f) Forms of Indemnification Agreement between the Registrant and certain officers and directors (incorporated by reference to Exhibit (10) (aa) to the Registrant's Form 10-K for the year ended June 30, 1990, Securites and Exchange Commission File No. 0-10726).

(10) (g) Indemification Agreement dated January 2, 1991, between the Registrant and certain directors (incorporated by reference to Exhibit (10)(gg) to the Registrants' form 10-K for the year ended June 28, 1991, Securities and Exchange Commission File No. 0-10726).

(10)(h) Employment Agreement dated  January 1,  1992,  between  the
Registrant and Gerhard B. Nederlof (incorporated by reference to Exhibit (10)(v) to the Registrant's Form 10-K for the year ended June 26, 1992, Securities and Exchange Commission File No. 0-10726).

(10) (i)Management Agreement dated January 17, 1992, between DataCable B.V.
and Matel Holding B.V. (incorporated by reference to Exhibit (10)(aa) to the Registrant's Form 10-K for the year ended June 26, 1992, Securities and Exchange Commission File No. 0-10726).

(10) (j) Supplemental Agreement dated January 28, 1992, to Management Agreement dated January 17, 1992, between DataCable B.V. and Matel Holding B.V. (incorporated by reference to Exhibit (10) (bb) to the Registrant's Form 10-K for the year ended June 26, 1992, Securities and Exchange Commission File No. 0-10726).

(10)  (k)  Indemnification   Agreement  dated  February  3,  1992,  between  the
Registrant  and Gerhard B. Nederlof  (incorporated  by reference to Exhibit (10)
(gg) to the Registrant's Form 10-K for the year ended June 26, 1992, Securities and Exchange Commission File No. 0-10726).

(10) (l) 1992 Employee Stock Purchase Plan (incorporated by reference to
Exhibit 4.2 to Form S-8 Registration Statement, File No. 33-66590).

(10) (m) Supplemental Retirement Plan Participation Agreement dated April 20, 1993, between the Registrant and Gerhard B. Nederlof (incorporated by reference to Exhibit (10) (bb) to the Registrant's Form 10-K for the year ended June 25, 1993, Securities and Exchange Commission File No. 0-10726).

(10) (n) Change of Control Agreement dated May 21, 1993, between the Registrant and Gerhard B. Nederlof (incorporated by reference to Exhibit (10) (gg) to the Registrant's Form 10-K for the year ended June 25, 1993, Securities and Exchange Commission File No. 0-10726).

(10)(o) Fiscal Year 1994 Profit Incentive Plan (incorporated by reference to Exhibit (10) (ll) to the Registrant's Form 10-K for the year ended June 25, 1993, Securities and Exchange Commission File No. 0-10726).

(10) (p)    Amended and Restated Employment Agreement dated
April 19, 1994, between the Registrant and Richard E. Perry (incorporated by reference to Exhibit (10) (cc) to the Registrant's Form 10-K for the year ended June 24, 1994, Securities and Exchange Commission File No. 0-10726).

(10) (q)    Agreement dated June 9, 1994, between the Registrant and Ralph J.
Albarano and Sons, Inc. for the construction of a "new manufacturing and office building" (incorporated by reference to Exhibit (10)(dd) to the Registrant's Form 10-K for the year ended June 24, 1994, Securities and Exchange Commission File No. 0-10726).

(10) (r) Change of Control Agreement dated June 27, 1994, between the Registrant and Robert E. Hoffman (incorporated by reference Exhibit (10) (ee) to the Registrant's Form 10-K for the year ended June 24, 1994, Securities and Exchange Commission File No. 0-10726).

(10) (s) Form of Indemnification Agreement dated June 27, 1994, between the Registrant and Robert E. Hoffman (incorporated by reference to Exhibit (10)
(gg) to the Registrant's Form 10-K for the year ended June 24, 1994, Securities and Exchange Commission File No. 0-10726).

(10) (t) Supplemental Retirement Plan Participation Agreement dated June 27, 1994, between the Registrant and Robert E. Hoffman (incorporated by reference to Exhibit (10) (ii) to the Registrant's Form 10-K for the year ended June 24, 1994, Securities and Exchange Commission File No. 0-10726).

(10) (u) Note and Security Agreement dated August 31, 1994, between the Registrant and Mellon Bank, N.A. (incorporated by reference to Exhibit (10) (kk) to the Registrant's Form 10-K for the year ended June 24, 1994, Securities and Exchange Commission File No.0-10726).

(10) (v) Supplement to Note and Security Agreement dated August 31, 1994, between the Registrant and Mellon Bank, N.A. (incorporated by reference to Exhibit (10) (ii) to the Registrant's Form 10-K for the year ended June 24, 1994, Securities and Exchange Commission File No. 0-10726).

(10) (w) Revolving Line of Credit Agreement dated August 31, 1994, between the Registrant and Mellon Bank, N.A. (incorporated by reference to Exhibit (10) (mm) to the Registrant's Form 10-K for the year ended June 24, 1994, Securities and Exchange Commission File No. 0-10726).

(10) (x) Supplement to Revolving Line of Credit Agreement dated August 31, 1994, between the Registrant and Mellon Bank, N.A. (incorporated by reference to Exhibit (10) (nn) to the Registrant's Form 10-K for the year ended June 24, 1994, Securities and Exchange Commission File No. 0-10726).

(10) (y) Change of Control Agreement dated August 22, 1994, between the Registrant and David J. Eng (incorporated by reference to Exhibit (10) (oo) to the Registrant's Form 10-K for the year ended June 24, 1994, Securities and Exchange Commission File No. 0-10726).

(10) (z) Form of Indemnification Agreement dated August 22, 1994, between the Registrant and David J. Eng (incorporated by reference to Exhibit (10) (pp) to the Registrant's Form 10-K for the year ended June 24, 1994, Securities and Exchange Commission File No. 0-10726).

(10) (aa) Supplemental Retirement Plan Participation Agreement dated August 22, 1994, between the Registrant and David J. Eng (incorporated by reference to Exhibit (10) (qq) to the Registrant's Form 10-K for the year ended June 24, 1994, Securities and Exchange Commission File No. 0-10726).

(10) (bb) Fiscal Year 1995 Profit Incentive Plan (incorporated by reference to Exhibit (10) (rr) to the Registrant's Form 10-K for the year ended June 24, 1994, Securities and Exchange Commission File No. 0-10726).

(10) (cc) Note and Security Agreement dated June 21, 1995, between the Registrant and Mellon Bank, N.A.

(10) (dd) Supplement to Note and Security Agreement dated June 21, 1995, between the Registrant and Mellon Bank, N.A.

(10) (ee) Revolving Line of Credit Agreement dated June 21, 1995, between the Registrant and Mellon Bank, N.A.

(10) (ff) Supplement to Revolving Line of Credit Agreement dated June 21, 1995, between the Registrant and Mellon Bank, N.A.

(10) (gg)   Change of Control Agreement dated May 23, 1995, between the
Registrant and Joseph E. Zavacky.

(10) (hh)   Form of Indemnification Agreement dated May 23, 1995, between the
Registrant and Joseph E. Zavacky.

(10) (ii)   Supplemental Retirement Plan Participation Agreement dated May 22,
1995, between the Registrant and Chris A. Miller.

(10) (jj)   Change of Control Agreement dated May 22, 1995, between the
Registrant and Chris A. Miller.

(10) (kk)   Form of Indemnification Agreement dated May 22, 1995, between the
Registrant and Chris A. Miller.

(10) (ll)   Supplemental Retirement Plan Participation Agreement dated August24,
1995, between the Registrant and Donald F. Miller.

(10) (mm)   Change of Control Agreement dated August 24, 1995, between the
Registrant and Donald F. Miller.

(10) (nn)   Form of Indemnification Agreement dated August 24, 1995, between the
Registrant and Donald F. Miller.

(10) (oo) Lease Agreement dated November 10, 1994, between the Registrant and Mifflin County Industrial Development Corporation for a manufacturing building.

(10) (pp)   Fiscal Year 1996 Profit Incentive Plan.

(11)        Statement re Computation of Earnings Per Share.

(13)        Annual Report to Shareholders for the year ended June 30, 1995.

(21)        Subsidiaries of the Registrant.

(23)        Consent of Independent Auditors

(27)        Financial Data Schedule.


(b) Reports on Form 8-K filed in the fourth quarter of the fiscal  year 1995:

Form 8-K dated March 31, 1995, to report under Item 5 that a complaint was filed in the United States District Court for the Eastern District of Pennsylvania against the Corporation and one of its executive officers alleging that, during the period January 17, 1995, through March 24, 1995, the defendants knowingly or recklessly omitted material information about the Registrant in violation of Sections 10 (b) and 20 (a) of the Securities Exchange Act of 1934 and common law.

Form 8-K date May 10, 1995, to report under Item 5 that Daniel W. Finch had resigned as President and Chief Operating Officer of the Registrant.

(c) Exhibits: See (a)(3) above.

SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


C-COR ELECTRONICS, INC.
(Registrant)

September 20, 1995
/s/Richard E. Perry
Chairman and Chief Executive Officer
(principal executive officer)



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 20th day of September 1995.




/s/Richard E. Perry, Director, Chairman

/s/Frank Rusinko, Jr., Director

/s/Donald M. Cook, Jr., Director

/s/James J. Tietjen, Director

/s/I.N. Rendall Harper, Jr., Director

/s/Philip L. Walker, Jr., Director

   Anne P. Jones, Director

/s/Chris A. Miller, Vice President-Finance,
Secretary and Treasurer (principal
financial officer)

/s/John J. Omlor, Director


Independent Auditors' Report

The Board of Directors
C-COR Electronics, Inc. and Subsidiaries:

Under date of August 4, 1995, we reported on the consolidated balance sheets of C-COR Electronics, Inc. and Subsidiaries as of June 30, 1995 and June 24, 1994 and the related statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended June 30, 1995 as contained in the 1995 Annual Report to Shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the Annual Report on Form 10-K for the three-year period ended June 30, 1995. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule for the three-year period ended June 30, 1995 as listed at Item 14(a)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG Peat Marwick LLP
State College, Pennsylvania
September 25, 1995



SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

COL. A                                     COL. B                   COL. C                  COL. D                 COL. E
                                                                   ADDITIONS
DESCRIPTION                               Balance            Charged        Charged to                             Balance
                                        at Beginning         to Costs       Other Accounts- Deductions-            at End
                                          of Period          and Expenses   Describe        Describe               of Period

Year ended June 30, 1995
Deduction from Asset Accounts:
Allowance for Doubtful Accounts             $  348,000        $  313,000    $0              $    4,000(1)          $  657,000
Reserve for Inventory
Obsolescence                                   648,000         1,277,000     0                 476,000(2)           1,449,000
                                            $  996,000        $1,590,000    $0              $  480,000             $2,106,000

Product Warranty Reserve                    $  602,000        $2,358,000    $0              $1,206,000(3)          $1,754,000


Year ended June 24, 1994
Deduction from Asset Accounts:
  Allowance for Doubtful Accounts           $  433,000        $   75,000    $0              $  160,000(1)          $  348,000
  Reserve for Inventory
  Obsolescence                                 552,000         1,422,000     0               1,326,000(2)             648,000
                                            $  985,000        $1,497,000    $0              $1,486,000             $  996,000

Product Warranty Reserve                    $  237,000        $  699,000    $0              $  334,000(3)          $  602,000

Year ended June 25, 1993
Deduction from Asset Accounts:
Allowance for Doubtful Accounts             $  502,000        $   83,000    $0              $  152,000(1)          $  433,000
Reserve for Inventory
Obsolescence                                   864,000           792,000     0               1,104,000(2)             552,000
                                            $1,366,000        $  875,000    $0              $1,256,000             $  985,000

Product Warranty Reserve                    $        0        $  561,000    $0              $  324,000(3)          $  237,000

(1)  Uncollectible accounts written off, net of recoveries.
(2)  Obsolete inventory disposals.
(3)  Warranty claims honored during year.