Form 10-Q
period 1995-09-29
C COR ELECTRONICS INC
filed 1995-11-13
CIK 350621

United States

                        SECURITIES & EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q
             [ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the thirteen-week period ended:  September 29, 1995

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________________

Commission  file number: 0-10726

                             C-COR ELECTRONICS, INC.
             (Exact name of registrant as specified in its charter)

              Pennsylvania                          24-0811591
   (State or other jurisdiction of        (I.R.S. Employer  Identification No.)
   incorporation or organization)


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

                              Yes  X     No_____


                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

Common Stock, $.10 Par Value - 9,552,388 shares as of September 29, 1995.

                                      INDEX

                             C-COR ELECTRONICS, INC.



PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements (unaudited).

              Consolidated condensed balance sheets -- June 30, 1995 and September 29, 1995

              Consolidated condensed statements of income -- thirteen-weeks ended September 29, 1995 and September 23, 1994

              Consolidated condensed statements of cash flows -- thirteen-weeks ended September 29, 1995 and September 23, 1994

              Notes to consolidated condensed financial statements -- September 29, 1995



Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations.



PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form  8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               C-COR ELECTRONICS, INC.
                                                     (Registrant)

Date: November 13, 1995                        /s/ CHRIS A. MILLER
                                               Chris A. Miller, C.P.A.,
                                               Vice President-Finance,
                                               Secretary & Treasurer
                                               (Principal Financial Officer)

Date: November 13, 1995                        /s/ JOSEPH E. ZAVACKY
                                               Controller & Assistant
                                               Secretary
                                               (Principal Accounting Officer)

Item 1.  Financial Statments

                            C-COR Electronics, Inc.
                      Consolidated Condensed Balance Sheet


                                     ASSETS

                                                       September 29         June 30
                                                           1995               1995
                                                       (Unaudited)          (Note)
                                                               (000's omitted)
CURRENT ASSETS:
  Cash and cash equivalents                            $ 1,006              $ 1,545
  Marketable securities                                    377                  393
  Accounts receivable                                   29,558               33,142
                                                        30,941               35,080
  Inventories:
    Raw materials                                       16,677               16,406
    Work-in-process                                      4,971                3,826
    Finished goods                                       4,499                4,751
      Total inventories                                 26,147               24,983

  Deferred taxes                                         3,076                2,873
  Other current assets                                     911                1,210

TOTAL CURRENT ASSETS                                    61,075               64,146

PROPERTY, PLANT AND EQUIPMENT - NET                     23,362               22,129
INTANGIBLE ASSETS - NET AND
  OTHER LONG-TERM ASSETS                                 1,344                1,386

                                                       $85,781              $87,661


                    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued liabilities             $15,131              $18,245
  Income taxes currently payable                           390                  872
  Line-of-credit                                        17,132               20,451
  Current portion of long-term debt                        136                  136

TOTAL CURRENT LIABILITIES                               32,789               39,704

LONG-TERM DEBT,  less current portion                    2,008                2,036
DEFERRED TAXES                                             820                  828
OTHER LONG-TERM LIABILITIES                                388                  368
                                                        36,005               42,936

SHAREHOLDERS' EQUITY:
  Common Stock, $.10 par, authorized shares 24,000,000;
    issued shares of 9,552,388 on 09/29/95
    and 9,450,272 on 06/30/95                              955                  945
  Additional paid-in capital                            19,327               16,915
  Retained earnings                                     29,523               26,891
  Translation adjustment                                   (13)                  (7)
  Net unrealized loss on marketable
    securities                                             (16)                 (19)
                                                        49,776               44,725

                                                       $85,781              $87,661

Note: The Balance sheet at June 30, 1995 has been derived from audited financial statements at that date.

See notes to consolidated condensed financial statements.

                            C-COR Electronics, Inc.
            Consolidated Condensed Statements of Income (Unaudited)

                                                             Thirteen-Weeks Ended
                                                       September 29         September 23
                                                           1995                 1994
                                                       (000's omitted, except per share data)
NET SALES                                              $39,640              $27,554

COSTS AND EXPENSES:
  Costs of sales                                        28,809               18,869
  Selling, general and administrative expense            4,680                3,946
  Research and product development costs                 1,950                1,408
  Interest expense                                         375                   23
  Investment income                                        (13)                  (2)
  Foreign exchange gain                                   (224)                (206)
  Other expenses                                            25                  116
                                                        35,602               24,154

INCOME BEFORE INCOME TAXES                               4,038                3,400
INCOME TAXES                                             1,407                1,205

NET INCOME                                             $ 2,631              $ 2,195

EARNINGS PER SHARE:
  Primary                                              $   .27              $   .23

  Fully diluted                                        $   .27              $   .23


Note: Earnings per share amounts have been adjusted to reflect a two-for-one stock split effective December 5, 1994.

See notes to consolidated condensed financial statements.

                            C-COR Electronics, Inc.
                Consolidated Condensed Statements of Cash Flows (Unaudited)
                                                            Thirteen-Weeks Ended
                                                       September 29         September 23
                                                           1995                 1994
                                                                 (000's omitted)
OPERATING ACTIVITIES
Net Income                                             $  2,631             $  2,195
 Adjustments to reconcile net income to net cash
  and cash equivalents provided by (used in)
  operating activities:
 Depreciation and amortization                            1,318                  883
 Provision for doubtful accounts                            (34)                  53
 Provision for deferred income tax benefit                 (211)                (399)
 Provision for deferred retirement salary plan               20                   23
 Tax benefit of premature sales of incentive
  stock option shares                                     1,593                    0
 Issue common stock to employee stock purchase plan          24                    9
 Loss on sale of marketable securities                        0                   45
 Gain on sale of propoerty, plant and equipment              (2)                  (1)
 Changes in operating assets and liabilities:
 Accounts receivable                                      3,618               (2,943)
 Inventories                                             (1,164)              (3,395)
 Other assets                                               288                 (106)
 Accounts payable                                        (1,649)                (859)
 Accrued liabilities                                     (1,471)                (413)
 Income taxes recoverable                                     0                   (7)
 Income taxes payable                                      (482)               1,081
NET CASH AND CASH EQUIVALENTS PROVIDED BY
 (USED IN) OPERATING ACTIVITIES                           4,479               (3,834)

INVESTING ACTIVITIES
 Purchase of property, plant and equipment               (2,498)              (3,485)
 Proceeds from sale of property, plant and equipment          2                    2
 Proceeds from sale of marketable securities                  0                1,872
 Proceeds from maturity of marketable securities             20                   80
NET CASH AND CASH EQUIVALENTS USED IN
 INVESTING ACTIVITIES                                    (2,476)              (1,531)

FINANCING ACTIVITIES
 Payment of debt and capital lease obligations              (28)                 (14)
 Proceeds from line-of-credit                            15,930                8,737
 Payment of line-of-credit                              (19,249)              (5,065)
 Proceeds from exercise of stock options                    805                  199
NET CASH AND CASH EQUIVALENTS (USED IN)
 PROVIDED BY FINANCING ACTIVITIES                        (2,542)               3,857

DECREASE IN CASH AND CASH EQUIVALENTS                      (539)              (1,508)
Cash and cash equivalents at beginning of period          1,545                1,361

CASH AND CASH EQUIVALENTS AT END OF PERIOD             $  1,006             $   (147)

See notes to consolidated condensed financial statements.

C-COR ELECTRONICS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. The accompanying, unaudited, consolidated condensed financial statements have been prepared in accordance with generally-accepted accounting principles for interim financial information, and in the opinion of management, contain all adjustments necessary to fairly present the Company's financial position as of September 29, 1995 and the results of its operations for the thirteen-week period then ended. Operating results for the thirteen-week period are not necessarily indicative of the results that may be expected for the year ending June 28, 1996. For further information, refer to financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1995.

2. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of:

                                                   September 29            June 30
                                                        1995                 1995
                                                             (000's omitted)
Accounts payable                                   $ 7,638                 $ 9,286
Accrued incentive plan expense                       1,115                   2,416
Accrued vacation expense                             1,310                   1,295
Accrued salary expense                               1,348                     819
Accrued warranty expense                             1,843                   1,754
Accrued other                                        1,877                   2,675

                                                   $15,131                 $18,245

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations.

         Results of Operations

         Net sales for the thirteen-week period ended September 29, 1995 were $39,640,000. This represents an increase of 44% over last fiscal year's sales of $27,554,000 for the same period. The increased sales for the first quarter versus the same period of last year were attributable to increased sales of RF amplifiers and AM fiber optic products to cable television (CATV) operators and telephone companies worldwide.

         Telecommunications reform legislation is still pending in the U.S. Congress as of September 29, 1995. This legislation is aimed at deregulating the domestic communications industry, bringing the benefits of competition to telephone and video services. It is anticipated that passage of this legislation may have a positive revenue impact on C-COR and other suppliers of telecommunication equipment because of enhanced competition and a reduction in regulatory uncertainty. The timing and extent of the anticipated positive impact are currently unknown.

         International sales accounted for 51% of total consolidated sales for the quarter ended September 29, 1995. This compares to 36% for the same period the prior fiscal year. Strong sales to Canada combined with an expanding international marketplace, especially in Asia, Europe, and Latin America resulted in an increased demand for the Company's products outside the U.S.

         Gross profit percentage for the first quarter of fiscal year 1996 was 27.3% versus 31.5% for the same period the prior fiscal year. Increases in fixed manufacturing overhead costs as a result of expansion of facilities and personnel accounted for a portion of the gross profit percentage decrease over the prior year. Manufacturing variances charged directly to cost-of-sales were also higher in the first quarter of fiscal year 1996 versus the same period last year due to increased training costs and other expenses associated with the ramp-up in production. In addition, expense was and will continue to be incurred during fiscal year 1996 associated with the contracting of an outside consulting group to assist with improving productivity and efficiency in C-COR's order fulfillment and material procurement processes.

         Selling, general and administrative expense for the first quarter of fiscal year 1996 was $4,680,000. This is up 18.6% over last year's total of $3,946,000 for the same period. The increase is primarily due to expansion of the Company's sales group to address new market opportunities and additions to administrative personnel to support increased business activity. As a percent of net sales, however, selling, general and administrative expense decreased by approximately 2.5% to 11.8% in the first quarter of fiscal year 1996, versus 14.3% for the same period of the prior year.

         Research and product development costs for the first quarter of fiscal year 1996 were $1,950,000. This represents a 38.4% increase over the same period of the prior year. The increase is attributable to the expansion of the Company's engineering personnel and resources, especially in the area of fiber optic product development. Research and product development costs were 4.9% of net sales in the first quarter of fiscal year 1996, versus 5.1% for the same period of the previous year.

         Interest expense was $375,000 for the first quarter of fiscal year 1996. The increase over the total for the same period of last fiscal year is due to borrowings on the Company's line-of-credit for expansion of manufacturing capabilities and facilities, which began in the prior fiscal year. Renovations are currently nearing completion at the Company's headquarters, located in State College, Pennsylvania.

         A foreign currency exchange gain of $224,000 was recorded in the first quarter of fiscal year 1996 versus a gain of $206,000 in the same period of the prior fiscal year. The exchange gain was primarily attributable to the strengthening of the Canadian dollar relative to the U.S. dollar during the first quarter of fiscal year 1996.

         Liquidity and Sources of Capital

         Cash and cash equivalents as of September 29, 1995 totaled $1,006,000. Principal sources of cash in the first quarter of fiscal year 1996 were from operating activities which generated $4,479,000. The Company's current ratio increased to 1.9 at September 29, 1995, up from 1.6 at June 30, 1995.

         The Company closed on two low interest mortgages on October 24, 1995. The Company anticipates receiving all mortgage funds in the second quarter of fiscal year 1996. The first source of funding is through the Pennsylvania Industrial Development Authority (PIDA), for $1,952,000, at an interest rate of 2%. This represents 40% of the cost of the new 90,000 square foot facility at the Company's headquarters in State College, Pennsylvania. Monthly payments of principal and interest will be required through the year 2010 (fifteen years). The second source of mortgage funding is through the Pennsylvania "Sunny Day Fund" for $4,499,000, also at an interest rate of 2%. This funding will be evidenced by two notes, the first of which is for $488,000 maturing in approximately fifteen years, and the other for $4,011,000 with a maturity up to seven years, for the purchase of new equipment.

         The Company maintains a line-of-credit with a bank which can be drawn upon up to a maximum of $23,000,000, contingent on sufficient collateral in accounts receivable as outlined in a revolving credit agreement. The Company had a balance of $17,132,000 drawn on this line-of-credit at the end of the first quarter of fiscal year 1996, down $3,319,000 from the end of the prior fiscal year. The borrowings, as mentioned earlier, resulted from expansion of manufacturing capability and facility improvements which started during the prior fiscal year. Borrowings on this line-of-credit will be offset upon receipt of the mortgage funding previously discussed.

         Management perceives that operating cash flow as well as the aforementioned financing source, will adequately provide for all cash requirements for the immediate future subject to requirements that additional growth or strategic development might dictate.