Form 10-Q
period 1995-12-29
C COR ELECTRONICS INC
filed 1996-02-12
CIK 350621

United States

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q
             [ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the thirteen-week period ended:  December 29, 1995

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _________________

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

                              Yes  X     No ______


                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

Common  Stock  $.10  Par  Value  -  9,575,570  shares as of December 29, 1995.

                                      INDEX

                             C-COR ELECTRONICS, INC.



PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements (unaudited).

         Consolidated condensed balance sheets -- June 30, 1995 and December 29, 1995.

         Consolidated condensed statements of income -- thirteen weeks ended December 29, 1995 and December 23, 1994; twenty-six weeks ended December 29, 1995 and December 23, 1994.

         Consolidated condensed statements of cash flows -- thirteen weeks ended December 29, 1995 and December 23, 1994; twenty-six weeks ended December 29, 1995 and December 23, 1994.

         Notes to consolidated condensed financial statements -- December 29, 1995.



Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations.



PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form  8-K.




Item 1.  Financial Statments

                             C-COR Electronics, Inc.
                      Consolidated Condensed Balance Sheet


                  ASSETS
                                                        December 29                June 30
                                                           1995                      1995
                                                        (Unaudited)                (Note)
                                                                    (000's omitted)
CURRENT ASSETS:
  Cash and cash equivalents                             $     3,218                $   1,545
  Marketable securities                                         391                      393
  Accounts receivable                                        23,948                   33,142
                                                        -----------                ---------
                                                             27,557                   35,080
  Inventories:
    Raw materials                                            17,527                   16,406
    Work-in-process                                           4,801                    3,826
    Finished goods                                            4,888                    4,751
                                                        -----------                ---------
      Total inventories                                      27,216                   24,983

  Deferred taxes                                              3,022                    2,873
  Other current assets                                          868                    1,210
                                                        -----------                ---------
TOTAL CURRENT ASSETS                                         58,663                   64,146

PROPERTY, PLANT AND EQUIPMENT - NET                          24,074                   22,129
INTANGIBLE ASSETS - NET AND
  OTHER LONG-TERM ASSETS                                      1,307                    1,386
                                                        -----------                ---------
                                                        $    84,044                $  87,661


                  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued liabilities              $    15,579                $  18,245
  Income taxes (recoverable) payable                         (1,647)                     872
  Line-of-credit                                             10,000                   20,451
  Current portion of long-term debt                             851                      136
                                                        -----------                ---------
TOTAL CURRENT LIABILITIES                                    24,783                   39,704

LONG-TERM DEBT,  less current portion                         7,217                    2,036
DEFERRED TAXES                                                  782                      828
OTHER LONG-TERM LIABILITIES                                     407                      368
                                                        -----------                ---------
                                                             33,189                   42,936

SHAREHOLDERS' EQUITY:
  Common Stock, $.10 par, authorized shares 24,000,000;
    issued shares of 9,575,570 on 12/29/95
    and 9,450,272 on 06/30/95                                   958                      945
  Additional paid-in capital                                 19,691                   16,915
  Retained earnings                                          30,218                   26,891
  Translation adjustment                                         (5)                      (7)
  Net unrealized loss on marketable securities                   (7)                     (19)
                                                        -----------                ---------
                                                             50,855                   44,725
                                                        -----------                ---------
                                                        $    84,044                $  87,661

Note: The Balance sheet at June 30, 1995 has been derived from audited financial statements at that date.

See notes to consolidated condensed financial statements.

                            C-COR Electronics, Inc.
            Consolidated Condensed Statements of Income (Unaudited)



                                                          Thirteen Weeks Ended                Twenty-Six Weeks Ended
                                                      December 29       December 23       December 29       December 23
                                                          1995              1994              1995              1994
                                                                     (000's omitted, except per share data)

NET SALES                                              $35,657           $29,730           $75,297           $57,284
                                                       -------           -------           -------           -------
COSTS AND EXPENSES:
  Cost of sales                                         27,320            20,865            56,129            39,734
  Selling, general and administrative expense            4,639             4,053             9,319             7,999
  Research and product development costs                 2,120             1,506             4,070             2,914
  Interest expense                                         325               103               701               126
  Investment Income                                         (8)              (30)              (21)              (32)
  Foreign exchange loss (gain)                              77               174              (147)              (31)
  Other expenses                                            48               141                72               256
                                                       -------           -------           -------           -------
                                                        34,521            26,812            70,123            50,966


INCOME BEFORE INCOME TAXES                               1,136             2,918             5,174             6,318
INCOME TAXES                                               440               973             1,847             2,178
                                                       -------           -------           -------           -------
NET INCOME                                             $   696           $ 1,945           $ 3,327           $ 4,140


EARNINGS PER SHARE:
  Primary                                              $  0.07           $  0.20           $  0.34           $  0.42


  Fully diluted                                        $  0.07           $  0.20           $  0.34           $  0.42

See notes to consolidated condensed financial statements.

                             C-COR ELECTRONICS, INC.
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)



                                                                 Thirteen Weeks Ended              Twenty-Six Weeks Ended
                                                            December 29       December 23       December 29      December 23
                                                                1995              1994              1995             1994

                                                                                    (000's omitted)

 OPERATING ACTIVITIES
 Net Income                                                 $     696        $     1,945       $   3,327        $     4,140
   Adjustments to reconcile net income to net cash
     and cash equivalents provided by (used in)
     operating activities:
   Depreciation and amortization                                1,331                928           2,649              1,811
   Provision for doubtful accounts                                106                 59              72                112
   Provision for deferred income tax benefit                       10               (246)           (201)              (645)
   Provision for deferred retirement salary plan                   19                 24              39                 46
   Tax benefit of sales of stock option shares                    197                541           1,790                541
   Issue common stock to employee stock purchase plan              22                 11              46                 20
   Loss on sale of marketable securities                            -                  -               -                 45
   Gain on sale of property, plant and equipment                    -                  -              (2)                (1)
   Changes in operating assets and liabilities:
   Accounts receivable                                          5,504                476           9,122             (2,467)
   Inventories                                                 (1,069)            (1,945)         (2,233)            (5,339)
   Other assets                                                    25                (75)            313               (181)
   Accounts payable                                               953                263            (696)              (596)
   Accrued liabilities                                           (497)               846          (1,968)               433
   Income taxes                                                (2,037)            (2,302)         (2,519)            (1,228)
 NET CASH AND CASH EQUIVALENTS PROVIDED BY                  ----------       ------------      ----------       ------------
   (USED IN) OPERATING ACTIVITIES                               5,260                525           9,739             (3,309)
                                                            ----------       ------------      ----------       ------------
 INVESTING ACTIVITIES
   Purchase of property, plant and equipment                   (1,988)            (4,824)         (4,486)            (8,309)
   Proceeds from sale of property, plant and equipment              -                  -               2                  2
   Proceeds from sale of marketable securities                      -                 10               -              1,882
   Proceeds from maturity of marketable securities                  -                  -              20                 80
 NET CASH AND CASH EQUIVALENTS                              ----------       ------------      ----------       ------------
   USED IN INVESTING ACTIVITIES                                (1,988)            (4,814)         (4,464)            (6,345)
                                                            ----------       ------------      ----------       ------------
 FINANCING ACTIVITIES
   Payment of debt and capital lease obligations                 (128)               (15)           (156)               (29)
   Proceeds from long-term borrowings                           6,052                  -           6,052                  -
   Proceeds from line-of-credit                                10,609             15,247          26,539             23,984
   Payment of line-of-credit                                  (17,741)           (10,736)        (36,990)           (15,801)
   Proceeds from exercise of stock options                        148                403             953                602
 NET CASH AND CASH EQUIVALENTS (USED IN)                    ----------       ------------      ----------       ------------
   PROVIDED BY FINANCING ACTIVITIES                            (1,060)             4,899          (3,602)             8,756
                                                            ----------       ------------      ----------       ------------
 INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                             2,212                610           1,673               (898)
 Cash and equivalents at beginning of period                    1,006               (147)          1,545              1,361
                                                            ----------       ------------      ----------       ------------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $   3,218        $       463       $   3,218        $       463

 See notes to consolidated condensed financial statements.

                             C-COR ELECTRONICS, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1.   The  accompanying,   unaudited,  consolidated  condensed  financial
     statements have been prepared in accordance with generally-accepted accounting principles for interim financial information, and in the opinion of management, contain all adjustments necessary to fairly present the Company's financial position as of December 29, 1995 and the results of its operations for the thirteen-week period then ended. Operating results for the twenty-six week period are not necessarily indicative of the results that may be expected for the year ending
     June 28, 1996. For further information refer to financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1995.

2. The Company received disbursements on two, low-interest mortgage loans during the quarter ended December 29, 1995 as a result of expansion and renovations at its manufacturing facility in State College, Pennsylvania.
     A partial disbursement was received from The Pennsylvania Industrial Development Authority (PIDA)in the amount of $1,552,000. This represents 80% of a total commitment of $1,952,000. The mortgage has an interest rate of 2%, contingent upon meeting certain job creation commitments. Monthly payments of principal and interest are required through the year 2010 (fifteen years). A second source of mortgage funding was received from the Pennsylvania "SunnyDay Fund" for $4,500,000. This loan, also requires monthly payments of principal and interest and carries an interest rate of 2%, contingent upon meeting certain job creation commitments. This funding is evidenced by two notes, the first of which is for $489,000 maturing in approximately 15 years, and the other for $4,011,000 with a maturity up to 7 years.

3.   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     Accounts payable and accrued liabilities consist of:

                                                        December 29               June 30
                                                           1995                    1995
                                                        -----------               --------
                  Accounts payable                      $  8,590                  $  9,286
                  Accrued incentive plan expense             863                     2,416
                  Accrued vacation expense                 1,335                     1,295
                  Accrued salary expense                     658                       819
                  Accrued warranty expense                 1,936                     1,754
                  Accrued other                            2,197                     2,675
                                                        --------                  --------
                                                        $ 15,579                  $ 18,245

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

Results of Operations

Net sales for the thirteen week period ended December 29, 1995 were $35,657,000, an increase of 19.9% from last year's sales of $29,730,000 for the same period. Net sales for the twenty-six week period ended December 29, 1995 were $75,297,000, an increase of 31.4% over last year's sales for the same period of $57,284,000. The increased sales for the second quarter and year-to-date versus the same periods last year were attributed to increased sales of RF and Fiber Optics products to both cable television (CATV) and telephone companies worldwide.

C-COR's backlog at December 29, 1995 was approximately $42 million. A factor that could have a significant impact on C-COR's future bookings is telecommunication reform legislation, that was signed into law on February 8, 1996 by President Clinton. The passage of this legislation may enhance competition and reduce regulatory uncertainty. The timing and extent of any anticipated sales are still currently unknown.

C-COR's gross profit percentage for the second quarter of fiscal year 1996 was 23.4% versus 29.8% for the same period the prior year. The gross profit percentage for the twenty-six week period ended December 29, 1995 was 25.5% versus 30.6% for the same period last fiscal year. The reduction in gross margin is a result of increased production costs over the prior year. Increased fixed manufacturing costs, as a result of expansion of personnel and capital equipment to meet higher production volumes, resulted in increased underabsorbed overhead. In addition, product mix and pricing pressures also contributed to lower gross margins during the period. Another factor for C-COR was the installation of a new corporate computer system, which was a major undertaking during the second quarter of fiscal year 1996. The system, designed to improve information at all levels of the organization, is a totally integrated manufacturing, financial, engineering and services software package that operates in a multi-plant environment. Personnel resources were shifted temporarily in order to make the necessary software conversion, impacting productivity and efficiency during the quarter.

Selling, general and administrative expense for the second quarter of fiscal year 1996 was $4,639,000, an incease of 14.5% over last year's total of $4,053,000. Selling, general and administrative expense for the first half of fiscal year 1996 was $9,319,000, an increase of 16.5% over last year's expense of $7,999,000 for the same period. The increase is primarily attributed to the expansion of the Company's sales group to address potential new customer opportunities both in the domestic and international markets.

Research and product development costs for the second quarter of fiscal year 1996 were $2,120,000, an increase of 40.8% over last year's total of $1,506,000 for the same period. Research and product development costs for the first two quarters of fiscal year 1996 totaled $4,070,000, an increase of 39.7% over last year's figure of $2,914,000 for the same period.

The increase is due to expansion of the Company's engineering personnel and resources, which enabled the introduction of a series of new products during the quarter. Expenditures increased for development of new products for C-COR's FlexNet(TM) series of RF product and LinkNet(TM) series of AM fiber optic product. A Cable Network Manager (CNM(TM)) system has also been developed to allow users access to critical information pertaining to network components. Expenditures also increased for ongoing development of C-COR's digital fiber optic line of products.

Interest expense for the first six months of fiscal year 1996 was $701,000. This represents an increase over last year's total for the same period of $126,000. This increase is due to borrowings on the Company's line-of-credit for expansion of manufacturing capabilities and upgrade to its facilities.


Liquidity and Sources of Capital

Cash and cash equivalents as of December 29, 1995 totaled $3,218,000. Principal sources of cash in the second quarter of fiscal year 1996 were from operating activities which generated $5,260,000, and proceeds from long-term borrowings. The Company's current ratio increased to 2.37 at December 29, 1995, up from 1.6% at June 30, 1995.

Accounts receivable decreased $9,194,000 and inventories increased $2,233,000 over the first six months of fiscal year 1996. The decrease in accounts receivable is attributed primarily to the fact that sales in the fourth quarter of fiscal year 1995 were $50,172,000, compared to sales during the second quarter of fiscal year 1996 of $35,657,000. Inventories increased as a result of timing of order bookings and changes in production mix during the quarter.

As of December 29, 1995, C-COR had a balance of recoverable income taxes that derived primarily from prepayments of estimated taxes and a tax benefit deriving from sales of stock option shares.

The Company received disbursements on two low interest mortgage loans during the quarter ended December 29, 1995. A partial disbursement was received from The Pennsylvania Industrial Development Authority (PIDA), in the amount of $1,552,000. This represents 80% of a total funding commitment of $1,952,000. The mortgage has an interest rate of 2%, and requires monthly principal and interest payments through the year 2010 (fifteen years). A second source of mortgage funding was received from the Pennsylvania "Sunny Day Fund" for $4,500,000. This loan also carries an interest rate of 2%, and is evidenced by two notes, the first of which is for $489,000 maturing in approximately fifteen years, and the other for $4,011,000 with a maturity up to seven years.

The Company maintains a line-of-credit with a bank which can be drawn upon up to a maximum of $23,000,000, contingent on sufficient collateral in accounts receivable as outlined in a revolving credit agreement. The Company had a balance of $10,000,000 drawn on this line-of-credit at the end of the second quarter of fiscal year 1996, down $10,451,000 since the end of fiscal year 1995. Long-term mortgage funding was used to offset the balance of short-term borrowings during the second quarter of fiscal year 1996.

Management believes that operating cash flow as well as the aforementioned financing source, will adequately provide for all cash requirements for the immediate future subject to requirements that additional growth or strategic development might dictate.

Item 6. Exhibits and Reports on  Form 8-K.

         The following exhibit is included herin:

         (11)     Statement re: comuputation of earnings per share

         The Company did not file any reports on Form 8-K during the thirteen week period ended December 29, 1995.