Form 10-Q
period 1996-03-29
C COR ELECTRONICS INC
filed 1996-05-13
CIK 350621

United States

                        SECURITIES & EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q
             [ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the thirteen-week period ended:  March 29, 1996

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

                              Yes  X     No
                                 -----      -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

Common Stock, $.10 Par Value - 9,578,840 shares as of March 29, 1996.

                                      INDEX

                             C-COR ELECTRONICS, INC.



PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements (unaudited).

              Consolidated condensed balance sheets -- June 30, 1995 and March 29, 1996

              Consolidated condensed statements of income -- thirteen-weeks ended March 29, 1996 and March 24, 1995; thirty-nine weeks ended March 29, 1996 and March 24, 1995

              Consolidated condensed statements of cash flows -- thirteen-weeks ended March 29, 1996 and March 24, 1995; thirty-nine weeks ended March 29, 1996 and March 24, 1995

              Notes to consolidated condensed financial statements -- March 29, 1996



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


                                               C-COR ELECTRONICS, INC.
                                                     (Registrant)

Date: May 10, 1996                             /s/ CHRIS A. MILLER
                                               Chris A. Miller, C.P.A.,
                                               Vice President-Finance,
                                               Secretary & Treasurer
                                               (Principal Financial Officer)

Date: May 10, 1996                             /s/ JOSEPH E. ZAVACKY
                                               Controller & Assistant
                                               Secretary
                                               (Principal Accounting Officer)

Item 1.  Financial Statements

                             C-COR ELECTRONICS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                     ASSETS
                                                                                  March 29,              June 30,
                                                                                    1996                   1995
                                                                              ----------------       ----------------
                                                                                (Unaudited)               (Note)

                                                                                              (000's omitted)
CURRENT ASSETS:
  Cash and cash equivalents                                                            $2,435                 $1,545
  Marketable securities                                                                   367                    393
  Accounts receivable - net                                                            19,118                 33,142
                                                                              ----------------       ----------------
                                                                                       21,920                 35,080
                                                                              ----------------       ----------------
  Inventories:
    Raw materials                                                                      17,085                 16,406
    Work-in-process                                                                     5,396                  3,826
    Finished goods                                                                      4,069                  4,751
                                                                              ----------------       ----------------
      Total inventories                                                                26,550                 24,983
                                                                              ----------------       ----------------

  Deferred taxes                                                                        3,331                  2,873
  Other current assets                                                                    713                  1,210
                                                                              ----------------       ----------------
TOTAL CURRENT ASSETS                                                                   52,514                 64,146
                                                                              ----------------       ----------------

PROPERTY, PLANT AND EQUIPMENT - NET                                                    25,283                 22,129
INTANGIBLE ASSETS - NET AND
  OTHER LONG-TERM ASSETS                                                                1,300                  1,386
                                                                              ----------------       ----------------
                                                                                      $79,097                $87,661
                                                                              ================       ================

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued liabilities                                            $12,842                $18,245
  Income taxes (recoverable) payable                                                   (1,354)                   872
  Line-of-credit                                                                        5,912                 20,451
  Current portion of long-term debt                                                       832                    136
                                                                              ----------------       ----------------
TOTAL CURRENT LIABILITIES                                                              18,232                 39,704
                                                                              ----------------       ----------------
LONG-TERM DEBT,  less current portion                                                   7,406                  2,036
DEFERRED TAXES                                                                            793                    828
OTHER LONG-TERM LIABILITIES                                                               433                    368
                                                                              ----------------       ----------------
                                                                                       26,864                 42,936
                                                                              ----------------       ----------------

SHAREHOLDERS' EQUITY:
  Common Stock, $.10 par; authorized shares
    24,000,000; issued shares of 9,578,840 on
    03/29/96 and 9,450,272 on 06/30/95                                                    958                    945
  Additional paid-in capital                                                           19,740                 16,915
  Retained earnings                                                                    31,580                 26,891
  Translation adjustment                                                                  (23)                    (7)
  Net unrealized loss on marketable securities                                            (22)                   (19)
                                                                              ----------------       ----------------
                                                                                       52,233                 44,725
                                                                              ----------------       ----------------
                                                                                      $79,097                $87,661
                                                                              ================       ================

Note: The balance sheet at June 30, 1995 has been derived from the audited financial statements at that date.
See notes to consolidated condensed financial statements.

                            C-COR ELECTRONICS, INC.
            CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                                                                    Thirteen Weeks Ended             Thirty-Nine Weeks Ended
                                                                 March 29,         March 24,       March 29,          March 24,
                                                                   1996              1995            1996               1995
                                                                 ---------         ---------       ---------          ---------
 NET SALES                                                       $36,904           $29,985         $112,201           $87,268
                                                                 ---------         ---------       ---------          ---------

 COSTS AND EXPENSES:
   Cost of sales                                                  27,940            22,459           84,069            62,192
   Selling, general and administrative expense                     4,390             4,595           13,708            12,595
   Research and product development costs                          2,612             1,625            6,682             4,538
   Interest expense                                                  167               220              868               346
   Investment income                                                (59)              (21)             (80)              (53)
   Foreign exchange gain                                            (20)              (66)            (167)              (97)
   Other expenses                                                     33               154              106               410
                                                                 ---------         ---------       ---------          ---------
                                                                  35,063            28,966          105,186            79,931
                                                                 ---------         ---------       ---------          ---------

 INCOME BEFORE INCOME TAXES                                        1,841             1,019            7,015             7,337
 INCOME TAXES                                                        479               333            2,326             2,511
                                                                 ---------         ---------       ---------          ---------

 NET INCOME                                                       $1,362              $686           $4,689            $4,826
                                                                 =========         =========       =========          =========

 EARNINGS PER SHARE:
   Primary                                                         $0.14             $0.07            $0.47             $0.49
                                                                 =========         =========       =========          =========

   Fully diluted                                                   $0.14             $0.07            $0.47             $0.49
                                                                 =========         =========       =========          =========


 See notes to consolidated condensed financial statements.

                            C-COR ELECTRONICS, INC.
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW (UNAUDITED)
                                                                    Thirteen Weeks Ended          Thirty-Nine Weeks Ended
                                                                    March 29,       March 24,     March 29,      March 24,
                                                                      1996            1995          1996           1995
                                                                    ---------       ---------     ---------      ---------
OPERATING ACTIVITIES
Net Income                                                          $1,362          $686          $4,689         $4,826
   Adjustments to reconcile net income to net cash
     and cash equivalents provided by (used in) operating
     activities:

   Depreciation and amortization                                     1,260         1,257           3,909          3,069
   Provision for doubtful accounts                                      37            74             109            186
   Provision for deferred income tax benefit                          (289)         (593)           (490)        (1,238)
   Provision for deferred retirement salary plan                        26            26              65             72
   Tax benefit of premature sales of stock
      option shares                                                      -             -           1,790            541
   Issue common stock to employee stock purchase plan                    -            20              46             40
   Loss on sale of marketable securities                                 -             7               -             51
   Loss (gain) on sale of property, plant and equipment                  -            22             (2)             21
   Changes in operating assets and liabilities:
   Accounts receivable                                               4,793        (3,200)         13,915         (5,667)
   Inventories                                                         666        (2,243)         (1,567)        (7,582)
   Other assets                                                        110          (274)            423           (455)
   Accounts payable                                                 (2,956)        1,023          (3,652)           427
   Accrued liabilities                                                 201           401          (1,767)           834
   Income taxes                                                        293           537          (2,226)          (691)
 NET CASH AND CASH EQUIVALENTS PROVIDED BY                          ---------     ---------     ---------      ---------
   (USED IN) OPERATING ACTIVITIES                                    5,503        (2,257)         15,242         (5,566)

 INVESTING ACTIVITIES
   Purchase of property, plant and equipment                        (2,417)       (4,397)         (6,903)       (12,706)
   Proceeds from sale of property, plant and equipment                   -             2               2              4
   Proceeds from sale of marketable securities                           -           405               -          2,287
   Proceeds from maturity of marketable securities                       -            35              20            115
 NET CASH AND CASH EQUIVALENTS                                      ---------     ---------     ---------      ---------
   USED IN INVESTING ACTIVITIES                                     (2,417)       (3,955)         (6,881)       (10,300)

 FINANCING ACTIVITIES
   Payment of debt and capital lease obligations                      (220)          (14)           (376)           (43)
   Proceeds from long-term debt borrowing                              390             -           6,442              -
   Proceeds from line-of-credit                                      9,435        13,156          35,974         37,140
   Payment of line-of-credit                                       (13,523)       (8,490)        (50,513)       (24,291)
   Proceeds from exercise of stock options                              49           256           1,002            858
 NET CASH AND CASH EQUIVALENTS (USED IN)                           ---------     ---------     ---------      ---------
   PROVIDED BY FINANCING ACTIVITIES                                 (3,869)        4,908          (7,471)        13,664

 INCREASE (DECREASE) IN CASH AND                                   ---------     ---------     ---------      ---------
   CASH EQUIVALENTS                                                   (783)       (1,304)            890         (2,202)
 Cash and equivalents at beginning of period                         3,218           463           1,545          1,361
                                                                   ---------     ---------     ---------      ---------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $2,435        $ (841)         $2,435          $(841)
                                                                   =========     =========     =========      =========

See notes to consolidated condensed financial statements.

                            C-COR ELECTRONICS, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. The accompanying, unaudited, consolidated condensed financial statements have been prepared in accordance with generally-accepted accounting principles for interim financial information, and in the opinion of management, contain all adjustments (consisting only of normal, recurring adjustments) necessary to fairly present the Company's financial position as of March 29, 1996 and the results of its operations for the thirty-nine week period then ended. Operating results for the thirty-nine week period are not necessarily indicative of the results that may be expected for the year ending June 28, 1996. For further information, refer to financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1995.

2. The Company borrowed the remaining balance available of $390,000 on a low interest loan during the quarter ended March 29, 1996. The loan, in the principal amount of $1,952,000 from the Pennsylvania Industrial Development Authority (PIDA), financed the expansion and renovation at the Company's manufacturing facility in State College, Pennsylvania. The loan has an interest rate of 2%, contingent upon meeting certain job creation commitments. Monthly payments of principal and interest are required through the year 2010 (fifteen years).

3. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of:

                                                    March 29,               June 30,
                                                      1996                    1995
                                                   ---------               --------
                                                             (000's omitted)
Accounts payable                                   $ 5,634                 $ 9,286
Accrued incentive plan expense                         324                   2,416
Accrued vacation expense                             1,339                   1,295
Accrued salary expense                               1,346                     819
Accrued warranty expense                             1,961                   1,754
Accrued workers compensation
  self insurance expense                               963                     553
Accrued other                                        1,275                   2,122
                                                   ---------               --------
                                                   $12,842                 $18,245
                                                   =========               ========

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations


General

The following discussion addresses the financial condition of the Company as of March 29, 1996 and the results of operations for the thirteen-week and thirty-nine week period ended March 29, 1996, compared with the same periods last year. This discussion should be read in conjunction with the Management's Discussion and Analysis section for the fiscal year ended June 30, 1995 included in the Company's Annual Report on Form 10-K.

Some of the information presented in this report constitutes forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Factors which could cause actual results to differ from expectations include the timing of orders received from customers, the gain or loss of significant customers, changes in the mix of products sold, changes in the cost and availability of parts and supplies, regulatory changes affecting the telecommunications industry, in general, and the Company's operations, in particular, competition and changes in domestic and international demand for the Company's products and other factors which may impact
operations  and   manufacturing.   For  additional information  concerning
these and other important factors which may cause the Company's actual results to differ materially from expectations and underlying assumptions, please refer to the Company's reports filed on form 10-K and other reports filed with the Securities and Exchange Commission.

Results of Operations

Net sales for the thirteen-week period ended March 29, 1996 were $36,904,000, an increase of 23.1% from last year's sales of $29,985,000 for the same period. Net sales for the thirty-nine week period ended March 29, 1996 were $112,201,000, an increase of 28.6% over last year's sales of $87,268,000 for the same period. The increased sales for the third quarter and year-to-date versus the same periods last year are attributable to increased sales of RF and AM Fiber Optic distribution products, primarily to customers in the cable television (CATV) industry.

International sales as a percentage of total consolidated sales were 43% for the quarter ended March 29, 1996 and 46% for the period year-to-date. This compares to 41% for the quarter and 36% year-to-date for the same periods in the prior year. The increase is the result of expanded sales and marketing efforts to pursue additional international sales primarily in Canada, Asia, Europe, and Latin America.

C-COR's backlog at March 29, 1996 was approximately $37 million compared with $55 million at June 30, 1995. The long awaited passage of the telecommunications reform legislation became a reality during the quarter. Although passage of this legislation may enhance competition and reduce regulatory uncertainty, no significant impact on new order bookings materialized during the quarter. C-COR's primary customers are CATV multiple system operators (MSO's) and telephone companies (telcos). Legislation, as well as other factors, has prompted a recent series of consolidation and merger activities in the telecommunications industry. MSO's continue to consolidate with each other. More recently, two planned mergers were announced by Regional Bell Operating Companies (RBOCs). Nynex announced a merger with Bell Atlantic. Similarly, Pacific Telesis announced a merger with Southwest Bell. In a move that further
blurred the line between  C-COR's  MSO  and  telco  markets,   U.S.  West
purchased Continental Cablevision, Inc. The Company believes that the uncertainty caused by the new legislation and aforementioned business combination activity has resulted in delays, as customers develop new construction strategies and capital equipment budgets. The Company is positioning itself to introduce new products to meet future anticipated demand for hybrid-fiber-coax (HFC) networks in both the domestic and international markets.

C-COR's gross profit percentage for the third quarter of fiscal year 1996 was 24.3% versus 25.1% for the same period of the prior year. The gross profit percentage for the thirty-nine week period ended March 29, 1996 was 25.1% versus 28.7% for the same period of the prior fiscal year. The reduction in gross margin is a result of several factors. Pricing pressures and product mix contributed to lower gross margin results for the quarter and year-to-date compared to the previous year. In addition, production and fixed manufacturing costs increased over the prior year as a result of capacity expansion to meet anticipated higher production volumes. The Company expects pricing pressures to continue, and is actively pursuing and implementing process improvements and other programs to increase productivity and reduce costs throughout the Company with the objective of mitigating the effect of these pressures.

Selling, general and administrative expense for the third quarter of fiscal year 1996 was $4,390,000, a decrease of 4.5% over last year's total of $4,595,000. The reduction for the quarter is primarily the result of higher personnel procurement costs incurred in the third quarter of the previous year as a result of the Company adding personnel. In addition, in January 1995, start up costs were incurred to establish a regional sales office in Denver, Colorado. Selling, general and administrative expense for the first three quarters of fiscal year 1996 was $13,708,000, an increase of 8.8% over last year's expense of $12,595,000 for the same period. This increase, as mentioned above, is primarily attributable to the expansion of personnel and increased marketing activities in the domestic and international markets. The regional sales office mentioned above is reflected for a full three quarters of fiscal year 1996, where in the previous fiscal year these costs were only included beginning in the third quarter.

Research and product development costs for the third quarter of fiscal year 1996 were $2,612,000, an increase of 60.7% over last year's total of $1,625,000 for the same period. Research and product development costs for the first three quarters of fiscal year 1996 totaled $6,682,000, an increase of 47.2% over last year's figure of $4,538,000 for the same period. The increases are due primarily to new product development related to C-COR's line of digital fiber optic products. Increased levels of spending for RF and AM fiber optic development continued for the quarter and year-to-date compared to the previous year.

Interest expense for the first nine months of fiscal year 1996 was $868,000. This represents an increase over last year's total for the same period of $346,000. This increase is due primarily to an increase in the level of outstanding borrowings during the three quarters of fiscal year 1996 on the Company's line-of-credit for expansion of manufacturing capabilities and upgrade to its facilities. Proceeds from long-term permanent financing, at a lower interest rate, was used to pay down a portion of the outstanding balance on the Company's line-of-credit.

The effective income tax rate for the thirty-nine weeks ended March 29, 1996 is 33.2% compared to 34.2% for the same period the previous year. The provision for income taxes relates to both U.S. and non-U.S. operations. The reduction is the result of tax benefits arising out of increased foreign sales activity and changes in the relative level of profitability of U.S. and non-U.S. operations.

Liquidity and Sources of Capital

Cash and cash equivalents as of March 29, 1996 totaled $2,435,000. The principal source of cash in the third quarter of fiscal year 1996 was from operating activities which generated $5,503,000, as a result of improved collections on accounts receivable and a reduction in inventories. The Company's current ratio increased to 2.9 at March 29, 1996, up from 1.6 at June 30, 1995.

Accounts receivable-net decreased to $19,118,000 as of March 29, 1996, as compared to $33,142,000 at June 30, 1995. The decrease is attributed primarily to the fact that sales in the fourth quarter of fiscal year 1995 were $50,172,000, compared to sales during the third quarter of fiscal year 1996 of $36,904,000, and improved collections. Inventory levels decreased for the quarter ended March 29, 1996 compared to the previous quarter, but were higher compared to the balance at June 30, 1995.

As of March 29, 1996, C-COR had a balance of recoverable income taxes that is derived primarily from prepayments of estimated taxes and a tax benefit derived from the exercise and sale by employees of stock option shares.

Capital expenditures for purchases of property, plant, and equipment for the thirteen-week period ended March 29, 1996 were $2,417,000, compared to last year's purchases of $4,397,000 for the same period. For the thirty-nine week period ended March 29, 1996, purchases were $6,903,000, a decrease over last year's purchases of $12,706,000 for the same period. Lower capital expenditures in the current year were the result of the completion of expansion of facilities and equipment at C-COR's manufacturing facilities in State College and Reedsville, Pennsylvania.

Accounts payable and accrued liabilities decreased as of March 29, 1996 to $12,842,000. This is a decrease of 29.6% from the balance as of June 30, 1995. Accounts payable declined as a result of reduced inventory purchases during the period. C-COR's accrued incentive plan expense also declined due to payments under the plan since June 30, 1995. For a further breakdown in the changes, see notes to consolidated condensed financial statements.

The Company borrowed the remaining balance available of $390,000 on a low interest loan during the quarter ended March 29, 1996. The loan, in the principal amount of $1,952,000 from the Pennsylvania Industrial Development Authority (PIDA), financed the expansion and renovation at the Company's manufacturing facility in State College, Pennsylvania. The loan has an interest rate of 2%, contingent upon meeting certain job creation commitments. Monthly payments of principal and interest are required through the year 2010 (fifteen years).

The Company maintains a line-of-credit with a bank which can be drawn upon up to a maximum of $23,000,000, contingent on sufficient collateral in accounts receivable as outlined in a revolving credit agreement. The Company had a balance of $5,912,000 drawn on this line-of-credit at the end of the third quarter of fiscal year 1996, down $14,539,000 since the end of fiscal year 1995. Proceeds from long-term permanent financing and operating cash flows were used to pay down a portion of the short-term borrowings during fiscal year 1996. As of April 26, 1996, the outstanding balance on the line-of-credit was $4,500,000, and, based on management's analysis of eligible accounts receivable, $12,752,000 was available.

Management believes that operating cash flow as well as the aforementioned financing source, will adequately provide for all cash requirements for the immediate future subject to requirements that additional growth or strategic development might dictate.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form  8-K.

The following exhibit is included herein:
(11)  Statement re: computation of earnings per share

The Company did not file any reports on Form 8-K during the thirteen-week period ended March 29, 1996.