Form 10-Q
period 1996-09-27
C COR ELECTRONICS INC
filed 1996-11-12
CIK 350621

United States

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q
             [ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the thirteen-week period ended:  September 27, 1996

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

Common Stock, $.10 Par Value - 9,610,167 shares as of September 27, 1996.

                                      INDEX

                             C-COR ELECTRONICS, INC.



PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements (unaudited).

              Consolidated condensed balance sheets -- June 28, 1996 and September 27, 1996

              Consolidated condensed statements of income -- thirteen weeks ended September 27, 1996 and September 29, 1995

              Consolidated condensed statements of cash flows -- thirteen weeks ended September 27, 1996 and September 29, 1995

              Notes to consolidated condensed financial statements -- September 27, 1996



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


                                               C-COR ELECTRONICS, INC.
                                                     (Registrant)

Date: November 11, 1996                        /s/ CHRIS A. MILLER
                                               Chris A. Miller, C.P.A.,
                                               Vice President-Finance,
                                               Secretary & Treasurer
                                               (Principal Financial Officer)

Date: November 11, 1996                        /s/ JOSEPH E. ZAVACKY
                                               Controller & Assistant
                                               Secretary
                                               (Principal Accounting Officer)

Item 1.  Financial Statements

                             C-COR ELECTRONICS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                     ASSETS
                                                                     September 27,           June 28,
                                                                        1996                   1996
                                                                  ----------------       ----------------
                                                                    (Unaudited)               (Note)

                                                                                  (000's omitted)
CURRENT ASSETS:
  Cash and cash equivalents                                                  $427                 $1,474
  Marketable securities                                                       567                    364
  Accounts receivable                                                      20,865                 21,465
                                                                  ----------------       ----------------
                                                                           21,859                 23,303
                                                                  ----------------       ----------------
  Inventories:
    Raw materials                                                          16,434                 14,372
    Work-in-process                                                         4,262                  4,557
    Finished goods                                                          4,587                  3,977
                                                                  ----------------       ----------------
      Total inventories                                                    25,283                 22,906
                                                                  ----------------       ----------------

  Deferred taxes                                                            3,251                  3,304
  Other current assets                                                      1,682                  1,964
                                                                  ----------------       ----------------
TOTAL CURRENT ASSETS                                                       52,075                 51,477
                                                                  ----------------       ----------------

PROPERTY, PLANT AND EQUIPMENT - NET                                        25,281                 25,617
INTANGIBLE ASSETS - NET AND
  OTHER LONG-TERM ASSETS                                                    1,296                  1,313
                                                                  ----------------       ----------------
                                                                          $78,652                $78,407
                                                                  ================       ================

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued liabilities                                $14,392                $13,918
  Income taxes currently payable                                              236                    131
  Line-of-credit                                                                0                  1,147
  Current portion of long-term debt                                           828                    829
                                                                  ----------------       ----------------
TOTAL CURRENT LIABILITIES                                                  15,456                 16,025

LONG-TERM DEBT,  less current portion                                       6,994                  7,201
DEFERRED TAXES                                                              1,442                  1,367
OTHER LONG-TERM LIABILITIES                                                   534                    497
                                                                  ----------------       ----------------
                                                                           24,426                 25,090
                                                                  ----------------       ----------------

SHAREHOLDERS' EQUITY:
  Common Stock, $.10 par; authorized shares
    24,000,000; issued shares of 9,610,167 on
    09/27/96 and 9,602,528 on 06/28/96                                        961                    960
  Additional paid-in capital                                               19,752                 19,602
  Retained earnings                                                        33,569                 32,810
  Translation adjustment                                                      (37)                   (34)
  Net unrealized loss on marketable securities                                (19)                   (21)
                                                                  ----------------       ----------------
                                                                           54,226                 53,317
                                                                  ----------------       ----------------
                                                                          $78,652                $78,407
                                                                  ================       ================

Note: The balance sheet at June 28, 1996 has been derived from the audited financial statements at that date.

See notes to consolidated condensed financial statements.

                            C-COR ELECTRONICS, INC.
            CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                                                                           Thirteen Weeks Ended
                                                                     September 27,        September 29,
                                                                        1996                    1995
                                                                  ----------------       ----------------
                                                                  (000's omitted, except per share data)
 NET SALES                                                                $34,014                $39,640
                                                                  ----------------       ----------------

 COSTS AND EXPENSES:
   Cost of sales                                                           26,212                 28,809
   Selling, general and administrative expense                              4,116                  4,680
   Research and product development costs                                   2,449                  1,950
   Interest expense                                                            62                    375
   Investment income                                                          (27)                   (13)
   Foreign exchange gain                                                        2                   (224)
   Other expenses                                                              42                     25
                                                                  ----------------       ----------------
                                                                           32,856                 35,602
                                                                  ----------------       ----------------

 INCOME BEFORE INCOME TAXES                                                 1,158                  4,038
 INCOME TAXES                                                                 399                  1,407
                                                                  ----------------       ----------------

 NET INCOME                                                                  $759                 $2,631
                                                                  ================       ================

 NET INCOME PER SHARE:
   Primary                                                                  $0.08                  $0.27
                                                                  ================        ================

   Fully diluted                                                            $0.08                  $0.27
                                                                  ================        ================


 See notes to consolidated condensed financial statements.

                            C-COR ELECTRONICS, INC.
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW (UNAUDITED)
                                                                          Thirteen Weeks Ended
                                                                    September 27,          September 29,
                                                                      1996                     1995
                                                                  ----------------       ----------------
                                                                              (000's omitted)
OPERATING ACTIVITIES
Net Income                                                                 $  759                 $2,631
   Adjustments to reconcile net income to net cash
     and cash equivalents provided by operating
     activities:

   Depreciation and amortization                                            1,518                  1,318
   Provision (benefit) for deferred income tax benefit                        127                   (211)
   Provision for deferred retirement salary plan                               37                     20
   Gain on sale of property, plant and equipment                                -                     (2)
   Changes in operating assets and liabilities:
   Accounts receivable                                                        600                  3,584
   Inventories                                                             (2,377)                (1,164)
   Other assets                                                               244                    288
   Accounts payable                                                         1,291                 (1,649)
   Accrued liabilities                                                       (817)                (1,471)
   Income taxes payable                                                       105                   (482)
 NET CASH AND CASH EQUIVALENTS                                    ----------------       ----------------
   PROVIDED BY OPERATING ACTIVITIES                                         1,487                  2,862

 INVESTING ACTIVITIES
   Purchase of property, plant and equipment                               (1,130)                (2,498)
   Proceeds from sale of marketable securities                               (200)                     -
   Proceeds from maturity of marketable securities                              -                     20
   Proceeds from sale of property, plant and equipment                          -                      2
 NET CASH AND CASH EQUIVALENTS                                    ----------------       ----------------
   USED IN INVESTING ACTIVITIES                                            (1,330)                (2,476)

 FINANCING ACTIVITIES
   Payment of debt and capital lease obligations                             (208)                   (28)
   Proceeds from line-of-credit                                               555                 15,930
   Payment on line-of-credit                                               (1,702)               (19,249)
   Tax benefit deriving from exercise and sale
     of stock option shares                                                    60                  1,593
   Issue common stock to employee stock purchase plan                          27                     24
   Proceeds from exercise of stock options                                     64                    805
 NET CASH AND CASH EQUIVALENTS                                    ----------------       ----------------
    USED IN FINANCING ACTIVITIES                                           (1,204)                  (925)
                                                                  ----------------       ----------------
 DECREASE IN CASH AND CASH EQUIVALENTS                                     (1,047)                  (539)
 Cash and cash equivalents at beginning of period                           1,474                  1,545
                                                                  ----------------       ----------------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $  427                 $1,006
                                                                  ================       ================

See notes to consolidated condensed financial statements.

                            C-COR ELECTRONICS, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. The accompanying, unaudited, consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, and in the opinion of management, contain all adjustments (consisting only of normal, recurring adjustments) necessary to fairly present the Company's financial position as of September 27, 1996 and the results of its operations for the thirteen-week period then ended. Operating results for the thirteen-week period are not necessarily indicative of the results that may be expected for the year ending June 27, 1997. For further information, refer to financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 28, 1996.

2. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of:

                                                                    September 27,           June 28,
                                                                        1996                  1996
                                                                  ----------------       ----------------
                                                                             (000's omitted)
Accounts payable                                                          $ 8,018                $ 6,727
Accrued incentive plan expense                                                141                    318
Accrued vacation expense                                                    1,488                  1,532
Accrued salary expense                                                      1,310                    752
Accrued salary and sales tax expense                                          471                    942
Accrued warranty expense                                                    1,630                  1,772
Accrued workers compensation
  self-insurance expense                                                      679                    704
Accrued other                                                                 655                  1,171
                                                                  ----------------       ----------------
                                                                          $14,392                $13,918
                                                                  ================       ================

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

General

The following discussion addresses the financial condition of the Company as of September 27, 1996, and the results of operations for the thirteen-week period ended September 27, 1996, compared with the same period of the prior year. This discussion should be read in conjunction with the Management's Discussion and Analysis section for the fiscal year ended June 28, 1996, included in the Company's Annual Report on Form 10-K.

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

Results of Operations

Net sales for the thirteen-week period ended September 27, 1996, were $34,014,000, a decrease of 14% from the prior year's sales of $39,640,000 for the same period. The decrease in revenues was primarily attributable to a reduction in purchase activity by a significant international customer, which was partially offset by increased sales in the domestic cable television (CATV) market.

International sales, as a percentage of total consolidated sales, were 19% for the quarter ended September 27, 1996. This compares to 51% for the same period of the prior year. The decrease in international sales was primarily a result of reduced purchases by Rogers Cablesystems, Inc., a large cable system operator located in Canada. Sales to Rogers Cablesystems, Inc. are expected to increase in the future, but the timing and extent of the increase are currently unknown.

Domestic sales, as a percentage of total consolidated sales, were 81% for the quarter ended September 27, 1996. This compares to 49% for the same period of the prior year. This increase was a result of higher purchases of RF amplifiers by domestic CATV customers. In addition, increased demand resulted from the introduction of expanded bandwidth products such as C-COR's 862 MHz bandwidth amplifiers, and higher current carrying products such as C-COR's new line of 15 amp power passing amplifiers. The Company believes that its continued development and introduction of new products for hybrid fiber coax (HFC) networks will enhance its product offerings to both domestic and international customers in the second half of fiscal year 1997.

The Company's backlog of sales orders at September 27, 1996, was approximately $28.3 million compared with $27.1 million at June 28, 1996.

Gross profit percentage for the thirteen-week period ended September 27, 1996, was 23% versus 27% for the same period the prior year. The reduction in gross profit margin for the period is primarily a result of changes in product and customer sales mix, compared to the same period the prior year. In addition, excess capacity among suppliers has created competitive pricing pressures, particularly on RF coaxial cable amplifiers. The Company expects pricing pressures to continue, but is actively working on process improvements and other programs to increase productivity and reduce costs throughout the Company with the objective of mitigating the effect of these pressures.

Selling, general and administrative expense for the thirteen-week period ended September 27, 1996, was $4,116,000, a decrease of 12% over the prior year's total of $4,680,000 for the same period. The reduction is the result of reduced selling and personnel expenses at the Company's Denver, Colorado, sales office, and reductions in human resource and accrued Profit Incentive Plan expense.

Research and product development costs for the thirteen-week period ended September 27, 1996, were $2,449,000, an increase of 26% over the prior year's total of $1,950,000 for the same period. The increase is due primarily to higher expenses for new product development related to C-COR's lines of AM and digital fiber optic products and consulting expenses incurred to improve product development processes.

Interest expense for the thirteen-week period was $62,000. This represents a decrease of 83% over last year's total for the same period of $375,000. This reduction is due primarily to a reduced level of outstanding borrowings on the Company's line-of-credit during the period.

A foreign currency exchange loss of $2,000 was recorded during the thirteen-week period ended September 27, 1996, versus a gain of $224,000 during the same period of the prior year. The Company's balance of accounts receivable, denominated in foreign currency, declined resulting in a minimal exchange loss compared to the prior year.

Net income for the thirteen-week period ended September 27, 1996, was $759,000, a decrease of 71% from the prior year's net income of $2,631,000 for the same period. The aforementioned reduction in gross profitability on lower sales volume was the primary factor in reduced net income for the period.

Liquidity and Sources of Capital

Cash and cash equivalents totaled $427,000 as of September 27, 1996, compared to $1,474,000 at June 28, 1996. The Company's current ratio was 3.4 at September 27, 1996, up from 3.2 at June 28, 1996. The primary source of cash during the thirteen-week period ended September 27, 1996, were from net cash provided from operations of $1,487,000. The Company's primary uses of cash during the thirteen-week period ended September 27, 1996, were for purchases of property, plant, and equipment of $1,130,000 and payments on the Company's line-of-credit of $1,147,000.


The Company maintains a line-of-credit with a bank against which it may borrow the lesser of $23,000,000 or a percentage of eligible accounts receivable. The
borrowings  are  collateralized  by  accounts  receivable  and  inventory.   The
line-of-credit is committed through October 31, 1996, and the Company anticipates renewing this line-of-credit agreement upon expiration. The Company had no borrowings on this line-of-credit as of September 27, 1996. This compares to an outstanding balance of $1,147,000 at the end of the Company's fiscal year ended June 28, 1996. Based upon the Company's analysis of eligible accounts receivable, approximately $16,476,000 was available to borrow at September 27, 1996.

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

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form  8-K.

The following exhibit is included herein:
(11)  Statement re: computation of earnings per share

Reports on Form 8-K

On July 2, 1996 the Registrant filed a Form 8-K informing the Securities and Exchange Commission that Scott C. Chandler will become the Registrant's President and Chief Executive Officer.