Form 10-Q
period 1996-12-27
C COR ELECTRONICS INC
filed 1997-02-10
CIK 350621

United States

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q
             [ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the thirteen-week period ended:  December 27, 1996

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.10 Par Value - 9,619,382 shares as of February 7, 1997.

                                      INDEX

                             C-COR ELECTRONICS, INC.



PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements (unaudited).

              Condensed consolidated balance sheets -- June 28, 1996 and December 27, 1996.

              Condensed consolidated statements of income -- thirteen weeks ended December 27, 1996 and December 29, 1995; twenty-six weeks ended December 27, 1996 and December 29, 1995.

              Condensed consolidated statements of cash flows -- thirteen weeks ended December 27, 1996 and December 29, 1995; twenty-six weeks ended December 27, 1996 and December 29, 1995.

              Notes to condensed consolidated financial statements -- December 27, 1996.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.



PART II.  OTHER INFORMATION

Item 4.  Submission of matters to a vote of Shareholders.

Item 6.  Exhibits and Reports on Form  8-K.

Item 1.  Financial Statements

                             C-COR ELECTRONICS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS




                                                             December 27,       June 28,
                                  ASSETS                         1996             1996
                                                             -----------      ----------
                                                             (Unaudited)         (Note)
                                                                     (000's omitted)
CURRENT ASSETS
  Cash and cash equivalents                                  $     1,917      $   1,474
  Marketable securities                                              564            364
  Accounts receivable                                             18,094         21,465
                                                             -----------      ----------
                                                                  20,575         23,303
                                                             -----------      ----------
  Inventories:
    Raw materials                                                 17,466         14,508
    Work-in-process                                                3,211          4,349
    Finished goods                                                 5,148          4,049
                                                             -----------      ----------
      Total inventories                                           25,825         22,906
                                                             -----------      ----------
  Deferred taxes                                                   2,853          3,304
  Other current assets                                             1,585          1,964
                                                             -----------      ----------
TOTAL CURRENT ASSETS                                              50,838         51,477
                                                             -----------      ----------
PROPERTY, PLANT, AND EQUIPMENT, NET                               25,781         25,617
INTANGIBLE ASSETS AND OTHER LONG-TERM ASSETS, NET                  1,328          1,313
                                                             -----------      ----------
TOTAL ASSETS                                                 $    77,947      $  78,407
                                                             ===========      ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                   $    14,386      $  13,918
  Income taxes (recoverable) payable                                (727)           131
  Line-of-credit                                                       0          1,147
  Current portion of long-term debt                                  825            829
                                                             -----------      ----------
TOTAL CURRENT LIABILITIES                                         14,484         16,025
                                                             -----------      ----------
LONG-TERM DEBT, less current portion                               6,786          7,201
DEFERRED TAXES                                                     1,427          1,367
OTHER LONG-TERM LIABILITIES                                          643            497
                                                             -----------      ----------
TOTAL LIABILITIES                                                 23,340         25,090
                                                             -----------      ----------
SHAREHOLDERS' EQUITY
   Common Stock, $.10 par; authorized shares
   24,000,000; issued shares of 9,615,386 on 12/27/96
   and 9,602,528 on 06/28/96                                         962            960
  Additional paid-in capital                                      19,811         19,602
  Retained earnings                                               33,904         32,810
  Translation adjustment                                             (52)           (34)
  Net unrealized loss on marketable securities                       (18)           (21)
                                                             -----------      ----------
TOTAL SHAREHOLDERS' EQUITY                                        54,607         53,317
                                                             -----------      ----------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                     $    77,947      $  78,407
                                                             ===========      ==========


Note: The balance sheet at June 28, 1996 has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

                             C-COR ELECTRONICS, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                      Thirteen Weeks Ended               Twenty-Six Weeks Ended
                                                December 27,         December 29,    December 27,     December 29,
                                                    1996                1995            1996             1995
                                                -----------          -----------     -----------      -----------
                                                              (000's omitted, except per share data)
 NET SALES                                      $   34,913          $   35,657      $   68,927         $  75,297
                                                -----------          -----------     -----------      -----------

 COSTS AND EXPENSES:
   Cost of sales                                    27,394              27,320          53,606            56,129
   Selling, general and administrative
     expenses                                        4,318               4,639           8,434             9,319
   Research and product development costs            2,664               2,120           5,113             4,070
   Interest expense                                     54                 325             116               701
   Investment income                                   (38)                 (8)            (65)              (21)
   Foreign exchange (gain) loss                        (29)                 77             (27)             (147)
   Other expenses                                       88                  48             129                72
                                                -----------          -----------     -----------      -----------
                                                    34,451              34,521          67,306            70,123
                                                -----------          -----------     -----------      -----------

 INCOME BEFORE INCOME TAXES                            462               1,136           1,621             5,174
 INCOME TAXES                                          127                 440             527             1,847
                                                -----------          -----------     -----------      -----------

 NET INCOME                                      $     335        $        696       $   1,094      $      3,327
                                                ===========          ===========     ===========      ===========

 NET INCOME PER SHARE:
   Primary                                       $    0.03        $       0.07       $    0.11      $       0.34
                                                ===========          ===========     ===========      ===========

   Fully diluted                                 $    0.03        $       0.07       $    0.11      $       0.34
                                                ===========          ===========     ===========      ===========



 See notes to condensed consolidated financial statements.

                             C-COR ELECTRONICS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                                 Thirteen Weeks Ended              Twenty-Six Weeks Ended
                                                            December 27,      December 29,      December 27,     December 29,
                                                                1996              1995              1996             1995
                                                            -----------       -----------       -----------      -----------
                                                                                    (000's omitted)

 OPERATING ACTIVITIES
 Net Income                                                 $     335        $       696       $   1,094        $     3,327
   Adjustments to reconcile net income to net cash
     and cash equivalents provided by (used in)
     operating activities:
   Depreciation and amortization                                1,521              1,331           3,039              2,649
   Provision for deferred retirement salary plan                  109                 19             146                 39
   Loss (gain) on sale of property, plant and equipment            46                  -              46                 (2)
   Changes in operating assets and liabilities:
   Accounts receivable                                          2,771              5,610           3,371              9,194
   Inventories                                                   (542)            (1,069)         (2,919)            (2,233)
   Other assets                                                    12                 25             256                313
   Accounts payable                                               (22)               953           1,269               (696)
   Accrued liabilities                                             16               (497)           (801)            (1,968)
   Income taxes                                                  (963)            (2,037)           (858)            (2,519)
   Deferred income taxes                                          382                 10             509               (201)
 NET CASH AND CASH EQUIVALENTS PROVIDED BY                  -----------       -----------       -----------      -----------
   OPERATING ACTIVITIES                                         3,665              5,041           5,152              7,903
                                                            -----------       -----------       -----------      -----------
 INVESTING ACTIVITIES
   Purchase of property, plant and equipment                   (2,041)            (1,988)         (3,171)            (4,486)
   Proceeds from sale of property, plant and equipment             12                  -              12                  2
   Purchase of marketable securities                                -                  -            (200)                 -
   Proceeds from sale of marketable securities                      5                  -               5                  -
   Proceeds from maturity of marketable securities                  -                  -               -                 20
 NET CASH AND CASH EQUIVALENTS                              -----------       -----------       -----------      -----------
   (USED IN) INVESTING ACTIVITIES                              (2,024)            (1,988)         (3,354)            (4,464)
                                                            -----------       -----------       -----------      -----------
 FINANCING ACTIVITIES
   Payment of debt and capital lease obligations                 (211)              (128)           (419)              (156)
   Proceeds from long-term debt borrowing                           -              6,052               -              6,052
   Proceeds from line-of-credit                                     -             10,609             555             26,539
   Payment of line-of-credit                                        -            (17,741)         (1,702)           (36,990)
   Tax benefit deriving from exercise and
     sale of stock option shares                                   11                197              71              1,790
   Issue common stock to retirement plan                            -                  -               -                  -
   Issue common stock to employee stock purchase plan              18                 22              45                 46
   Proceeds from exercise of stock options                         31                148              95                953
 NET CASH AND CASH EQUIVALENTS (USED IN)                    -----------       -----------       -----------      -----------
   FINANCING ACTIVITIES                                          (151)              (841)         (1,355)            (1,766)
                                                            -----------       -----------       -----------      -----------
 INCREASE IN CASH AND CASH EQUIVALENTS                          1,490              2,212             443              1,673
 Cash and cash equivalents at beginning of period                 427              1,006           1,474              1,545
                                                            -----------       -----------       -----------      -----------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $   1,917        $     3,218       $   1,917        $     3,218
                                                            ===========       ===========       ===========      ===========

 See notes to condensed consolidated financial statements.

                            C-COR ELECTRONICS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, and in the opinion of management, contain all adjustments (consisting only of normal, recurring adjustments) necessary to fairly present the Company's financial position as of December 27, 1996, and the results of its operations for the thirteen-week period then ended. Operating results for the twenty-six week period are not necessarily indicative of the results that may be expected for the year ending June 27, 1997. For further information refer to financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ending June 28, 1996.

2. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of:

                                                                     December 27,           June 28,
                                                                        1996                  1996
                                                                  ----------------       ----------------
                                                                             (000's omitted)
Accounts payable                                                          $ 7,996                $ 6,727
Accrued incentive plan expense                                                120                    318
Accrued vacation expense                                                    1,494                  1,532
Accrued salary expense                                                        642                    752
Accrued salary and sales tax expense                                          553                    942
Accrued warranty expense                                                    1,985                  1,772
Accrued workers compensation
  self-insurance expense                                                      754                    704
Accrued other                                                                 842                  1,171
                                                                  ----------------       ----------------
                                                                          $14,386                $13,918
                                                                  ================       ================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


General

The following discussion addresses the financial condition of the Company as of December 27, 1996, and the results of operations for the thirteen-week and twenty-six week periods ended December 27, 1996, compared with the same periods the prior year. This discussion should be read in conjunction with the Management's Discussion and Analysis section for the fiscal year ended June 28, 1996, included in the Company's Annual Report on Form 10-K.

Some of the information presented in this report constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, the possibility of greater sales opportunities, the timing and amount of resumed capital spending by some CATV customers, the continuation of competitive pricing pressures and the continued availability of capital resources. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Factors which could cause actual results to differ from expectations include the timing of orders received from customers, the gain or loss of significant customers, changes in the mix of products sold, changes in the cost and availability of parts and supplies, regulatory changes affecting the telecommunications industry, in general, and the Company's operations, in particular, competition and changes in domestic and international demand for the Company's products and other factors which may impact operations and manufacturing. For additional information concerning these and other important factors which may cause the Company's actual results to differ materially from expectations and underlying assumptions, please refer to the Company's reports filed on form 10-K and other reports filed with the Securities and Exchange Commission.

Results of Operations

Net sales for the thirteen-week period ended December 27, 1996, were $34,913,000, a decrease of 2% from the prior year's sales of $35,657,000 for the same period. Net sales for the twenty-six week period ended December 27, 1996, were $68,927,000, a decrease of 8% from the prior year's sales of $75,297,000 for the same period. The decreased sales for the second quarter and six months versus the same period the prior year were primarily attributable to reduced demand for RF distribution products by international customers in the cable television (CATV) industry.

Domestic sales as a percentage of total consolidated sales were 71% for the quarter ended December 27, 1996, and 76% for the period year-to-date. This compares to 57% for the quarter and 54% year-to-date for the same periods the prior year. Sales to domestic customers increased 24% during the quarter ending December 27, 1996, and 32% for the period year-to-date compared to the same periods the prior year. The increases are the result of expanded bandwidth requirements by new and existing customers. The Company believes that its continued development and introduction of new products for hybrid fiber coax
(HFC) networks will enhance its product offerings and provide greater sales opportunities to both domestic and international customers throughout the remainder of fiscal year 1997.

International sales as a percentage of total consolidated sales were 29% for the quarter ended December 27, 1996, and 24% for the period year-to-date. This compares to 43% for the quarter and 46% year-to-date for the same periods of the prior year. Sales to international customers decreased 36% during the quarter ending December 27, 1996, and 54% for the period year-to-date compared to the same periods of the prior year. The decrease for the quarter and year-to-date periods resulted primarily from reduced demand by a significant customer in Canada, and customers in Asia, and Latin America. Countries in the aforementioned areas represent distinct markets for CATV equipment, and in general, demand can be highly variable.

The Company's backlog of sales orders at December 27, 1996, was approximately $29.9 million, up slightly from $28.3 million at the end of the previous quarter. The Company's book-to-bill ratio for the past two quarters has been above 1.

Several major Multiple System Operators (MSOs) in the industry are placing tighter controls on capital expenditures. Although the Company believes that any moratoriums on capital spending by MSOs are temporary, it cannot predict when or if capital spending will return to prior levels.

Gross profit percentage for the thirteen-week period ending December 27, 1996, was 21.5% versus 23.4% for the same period the prior year. Gross profit percentage for the twenty-six week period ending December 27, 1996, was 22.2 % versus 25.5% for the same period the prior year. The reduction in gross profit margin for the quarter and year-to-date period is primarily a result of changes in product sales mix and reduced manufacturing capacity utilization compared to the same periods the prior year. In addition, excess capacity among suppliers continues to drive competitive pricing pressures, particularly on RF coaxial cable amplifiers. The Company expects pricing pressures to continue, but is actively working on process improvements and other programs to increase productivity and reduce costs throughout the Company, with the objective of mitigating the effect of these pressures. The Company has recently implemented several cost-reduction initiatives, including work force adjustments and cutbacks in various operating budgets, with the goal of improving profit margins.

Selling, general and administrative expense for the quarter ending December 27, 1996, was $4,318,000, a decrease of 7% from the prior year's total of $4,639,000. Selling, general and administrative expense for the twenty-six week period ending December 27, 1996, was $8,434,000, a decrease of 9% from the prior year's expense of $9,319,000 for the same period. The reduction for the quarter and year-to-date period is primarily the result of various ongoing cost reduction initiatives.

Research and product development costs for the quarter ending December 27, 1996, were $2,664,000, an increase of 26% over the prior year's total of $2,120,000 for the same period. Research and product development costs for the twenty-six week period ending December 27, 1996, were $5,113,000, an increase of 26% over the prior year's total of $4,070,000 for the same period. The increases are due primarily to the continued expanded funding of AM and Digital fiber optics product development, as well as expenditures for improvement of product development processes.

Interest expense for the quarter ending December 27, 1996, was $54,000, a decrease of 83% from the prior year's total of $325,000 for the same period. Interest expense for the twenty-six week period ending December 27, 1996, was $116,000, a decrease of 83% from the prior year's total of $701,000 for the same period. This decrease for the quarter and year-to-date period is due to a reduced level of outstanding borrowings on the Company's line-of-credit during the periods.

The effective income tax rate for the quarter ending December 27, 1996, was 27.5%, compared to 38.7% for the same period the prior year. The effective income tax rate for the year-to-date period ending December 27, 1996, was 32.5%, compared to 35.7% for the same period the prior year. The provision for income taxes relates to both U.S. and non-U.S. operations. The reduction for the quarter and year-to-date period reflects adjustments in the tax rate arising out of changes in the relative level of profitability of U.S. and non-U.S. operations.

Liquidity and Sources of Capital

Cash and cash equivalents totaled $1,917,000 as of December 27, 1996, compared to $1,474,000 at June 28, 1996. Cash and cash equivalents provided by operations totaled $5,152,000, for the twenty-six week period ended December 27, 1996. The Company continues to maintain sufficient liquidity to fund its operations under current business conditions.

On December 27, 1996, the Company announced a stock repurchase program. The program allows the Company to repurchase up to 500,000 shares of C-COR common stock. The shares may be purchased from time to time in the open market through block or privately negotiated transactions, or otherwise. The Company intends to use its currently available capital resources to fund the purchases. The repurchased stock is expected to be held by the Company as treasury stock to be used to meet the Company's obligations under its present and future stock option plans and for other corporate purposes.

The Company maintains a line-of-credit with a bank pursuant to which it may borrow the lesser of $23,000,000 or percentages of eligible accounts receivable and inventory. The borrowings are collateralized by accounts receivable and inventory. The line-of-credit is committed through October 31, 1997, and the Company anticipates renewing this line-of-credit agreement. The Company had no borrowings on this line-of-credit as of December 27, 1996. This compares to a balance of $1,147,000 at the end of the Company's fiscal year ended June 28, 1996. Based upon the Company's analysis of eligible accounts receivable and inventory, approximately $18,945,000 was available to borrow at December 27, 1996.

Management believes that operating cash flow, as well as the aforementioned financing source, will adequately provide for all cash requirements for the foreseeable future, subject to requirements that additional growth or strategic development might dictate.

PART II.  OTHER INFORMATION

Item 4.  Submission of matters to a vote of Shareholders

The Company's Annual Meeting of Shareholders was held on October 15, 1996, at which the holders of at least 7,977,157 shares of Common Stock of the Company (out of a total of 9,609,496 shares outstanding and entitled to vote at such Annual Meeting), were present in person or represented by proxy (representing a quorum for the transaction of business). The following items were submitted to a vote by shareholders:

     1. The election of three directors
     2. The approval of a proposed amendment to the C-COR Electronics, Inc. 1988 Stock Option Plan to expand the class of persons eligible to participate in such plan.
     3. The approval of a proposed amendment to the C-COR Electronics, Inc. 1992 Employee Stock Purchase Plan to provide for monthly (rather than quarterly) purchases under such plan.

Details of the proposals noted above were provided to shareholders in the form of a Notice of Annual Meeting of Shareholders, dated September 13, 1996, and mailed on or about September 13, 1996.

Mr. Scott C. Chandler was elected as a director until 1999. Mr. I.N. Rendall Harper, Jr. and Dr. Frank Rusinko, Jr. were re-elected as directors until 1999. Furthermore, proposals 2 and 3 above were duly approved by the shareholders.

The voting results on the three matters noted above are set forth as follows:

1. Election of Directors:
Name of Nominee               Votes For           Votes Withheld
-------------------           -------------       --------------
Scott C. Chandler                 7,902,222               74,935
I.N. Rendall Harper, Jr.          7,903,447               73,710
Dr. Frank Rusinko, Jr.            7,903,447               73,710

2. Approval of the amendment to the C-COR Electronics, Inc. 1988 Stock Option
Plan to expand the class of persons eligible to participate in such plan:
Votes For      Votes Against       Abstentions    Non-Voting
6,506,525            987,334            26,428       456,870

3. Approval of the amendment to the C-COR Electronics, Inc. 1992 Employee Stock
Purchase Plan to provide for monthly (rather than quarterly) purchases under such plan:
Votes For      Votes Against       Abstentions    Non-Voting
7,374,805            104,624            40,858       456,870

Item 6.  Exhibits and Reports on Form  8-K.

The following exhibit is included herein:
(11)  Statement re: computation of earnings per share

The Company did not file any reports on Form 8-K during the thirteen-week period ended December 27, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               C-COR ELECTRONICS, INC.
                                                     (Registrant)

Date: February 10, 1997                        /s/ CHRIS A. MILLER
                                               Chris A. Miller, C.P.A.,
                                               Vice President-Finance,
                                               Secretary & Treasurer
                                               (Principal Financial Officer)

Date: February 10, 1997                        /s/ JOSEPH E. ZAVACKY
                                               Controller & Assistant
                                               Secretary
                                               (Principal Accounting Officer)