Form 10-Q
period 1997-03-28
C COR ELECTRONICS INC
filed 1997-05-12
CIK 350621

United States

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q
             [ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the thirteen-week period ended:  March 28, 1997

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

Common Stock, $.10 Par Value - 9,344,737 shares as of May 06, 1997.

                                      INDEX

                             C-COR ELECTRONICS, INC.



PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements (unaudited).

              Condensed consolidated balance sheets -- June 28, 1996, and March 28, 1997.

              Condensed consolidated statements of income -- thirteen weeks ended March 28, 1997, and March 29, 1996; thirty-nine weeks ended March 28, 1997, and March 29, 1996.

              Condensed consolidated statements of cash flows -- thirteen weeks ended March 28, 1997, and March 29, 1996; thirty-nine weeks ended March 28, 1997, and March 29, 1996.

              Notes to condensed consolidated financial statements -- March 28, 1997.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.



PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form  8-K.

Item 1.  Financial Statements

                             C-COR ELECTRONICS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS




                                                               March 28,        June 28,
                                  ASSETS                         1997             1996
                                                             -----------      ----------
                                                             (Unaudited)         (Note)
                                                                     (000's omitted)
CURRENT ASSETS
  Cash and cash equivalents                                  $     1,194      $   1,474
  Marketable securities                                              367            364
  Accounts receivable                                             18,718         21,465
                                                             -----------      ----------
                                                                  20,279         23,303
                                                             -----------      ----------
  Inventories:
    Raw materials                                                 17,620         14,508
    Work-in-process                                                4,411          4,349
    Finished goods                                                 3,312          4,049
                                                             -----------      ----------
      Total inventories                                           25,343         22,906
                                                             -----------      ----------
  Deferred taxes                                                   3,279          3,304
  Other current assets                                             1,955          1,964
                                                             -----------      ----------
TOTAL CURRENT ASSETS                                              50,856         51,477
                                                             -----------      ----------
PROPERTY, PLANT, AND EQUIPMENT, NET                               26,207         25,617
INTANGIBLE ASSETS AND OTHER LONG-TERM ASSETS, NET                  1,380          1,313
                                                             -----------      ----------
TOTAL ASSETS                                                 $    78,443      $  78,407
                                                             ===========      ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                   $    15,155      $  13,918
  Income taxes (recoverable) payable                                (974)           131
  Line-of-credit                                                   2,808          1,147
  Current portion of long-term debt                                  829            829
                                                             -----------      ----------
TOTAL CURRENT LIABILITIES                                         17,818         16,025
                                                             -----------      ----------
LONG-TERM DEBT, less current portion                               6,577          7,201
DEFERRED TAXES                                                     1,540          1,367
OTHER LONG-TERM LIABILITIES                                          746            497
                                                             -----------      ----------
TOTAL LIABILITIES                                                 26,681         25,090
                                                             -----------      ----------
SHAREHOLDERS' EQUITY
  Common Stock, $.10 par; authorized shares
   24,000,000; issued shares of 9,626,589 on 03/28/97,
   and 9,602,528 on 06/28/96                                         963            960
  Additional paid-in capital                                      19,896         19,602
  Retained earnings                                               34,069         32,810
  Translation adjustment                                             (88)           (34)
  Net unrealized loss on marketable securities                       (16)           (21)
  Treasury Stock                                                  (3,062)             0
                                                             -----------      ----------
TOTAL SHAREHOLDERS' EQUITY                                        51,762         53,317
                                                             -----------      ----------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                     $    78,443      $  78,407
                                                             ===========      ==========


Note: The balance sheet at June 28, 1996, has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

                             C-COR ELECTRONICS, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                      Thirteen Weeks Ended              Thirty-Nine Weeks Ended
                                                  March 28,           March 29,       March 28,        March 29,
                                                    1997                1996            1997             1996
                                                -----------          -----------     -----------      -----------
                                                              (000's omitted, except per share data)
 NET SALES                                      $   33,718          $   36,904      $  102,646         $ 112,201
                                                -----------          -----------     -----------      -----------

 COSTS AND EXPENSES:
   Cost of sales                                    27,561              27,940          81,168            84,069
   Selling, general and administrative
     expenses                                        4,481               4,390          12,916            13,708
   Research and product development costs            2,438               2,612           7,551             6,682
   Interest expense                                     59                 167             175               868
   Investment income                                   (31)                (59)            (96)              (80)
   Foreign exchange gain                               (10)                (20)            (37)             (167)
   Other (income) expenses                             (63)                 33              65               106
                                                -----------          -----------     -----------      -----------
                                                    34,435              35,063         101,742           105,186
                                                -----------          -----------     -----------      -----------

 INCOME (LOSS) BEFORE INCOME TAXES                    (717)              1,841             904             7,015
 INCOME TAX (BENEFIT) EXPENSE                         (881)                479            (355)            2,326
                                                -----------          -----------     -----------      -----------

 NET INCOME                                      $     164        $      1,362       $   1,259      $      4,689
                                                ===========          ===========     ===========      ===========

 NET INCOME PER SHARE:
   Primary                                       $    0.02        $       0.14       $    0.13      $       0.47
                                                ===========          ===========     ===========      ===========

   Fully diluted                                 $    0.02        $       0.14       $    0.13      $       0.47
                                                ===========          ===========     ===========      ===========



 See notes to condensed consolidated financial statements.

                             C-COR ELECTRONICS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                                 Thirteen Weeks Ended              Thirty-Nine Weeks Ended
                                                              March 28,         March 29,         March 28,        March 29,
                                                                1997              1996              1997             1996
                                                            -----------       -----------       -----------      -----------
                                                                                    (000's omitted)

 OPERATING ACTIVITIES
 Net Income                                                 $     164        $     1,362       $   1,259        $     4,689
   Adjustments to reconcile net income to net cash
     and cash equivalents provided by
     operating activities:
   Depreciation and amortization                                1,498              1,260           4,536              3,909
   Provision for deferred retirement salary plan                  103                 26             249                 65
   Loss (gain) on sale of property, plant and equipment           (21)                 -              25                 (2)
   Changes in operating assets and liabilities:
   Accounts receivable                                           (624)             4,830           2,747             14,024
   Inventories                                                    482                666          (2,437)            (1,567)
   Other assets                                                  (474)               110            (218)               423
   Accounts payable                                               228             (2,956)          1,497             (3,652)
   Accrued liabilities                                            541                201            (260)            (1,767)
   Income taxes                                                  (248)               293          (1,106)            (2,226)
   Deferred income taxes                                         (314)              (289)            195               (490)
 NET CASH AND CASH EQUIVALENTS PROVIDED BY                  -----------       -----------       -----------      -----------
   OPERATING ACTIVITIES                                         1,335              5,503           6,487             13,406
                                                            -----------       -----------       -----------      -----------
 INVESTING ACTIVITIES
   Purchase of property, plant and equipment                   (1,885)            (2,417)         (5,056)            (6,903)
   Proceeds from sale of property, plant and equipment              -                  -              12                  2
   Purchase of marketable securities                                -                  -            (200)                 -
   Proceeds from sale of marketable securities                    200                  -             205                  -
   Proceeds from maturity of marketable securities                  -                  -               -                 20
 NET CASH AND CASH EQUIVALENTS                              -----------       -----------       -----------      -----------
   (USED IN) INVESTING ACTIVITIES                              (1,685)            (2,417)         (5,039)            (6,881)
                                                            -----------       -----------       -----------      -----------
 FINANCING ACTIVITIES
   Payment of debt and capital lease obligations                 (205)              (220)           (624)              (376)
   Proceeds from long-term debt borrowing                           -                390               -              6,442
   Proceeds from line-of-credit                                 3,685              9,435           4,240             35,974
   Payment of line-of-credit                                     (877)           (13,523)         (2,579)           (50,513)
   Tax benefit deriving from exercise and
     sale of stock option shares                                    -                  -              71              1,790
   Issue common stock to employee stock purchase plan              33                  -              78                 46
   Proceeds from exercise of stock options                         53                 49             148              1,002
   Purchase of treasury stock                                  (3,062)                 -          (3,062)                 -
 NET CASH AND CASH EQUIVALENTS (USED IN)                    -----------       -----------       -----------      -----------
   FINANCING ACTIVITIES                                          (373)            (3,869)         (1,728)            (5,635)
                                                            -----------       -----------       -----------      -----------
 INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                (723)              (783)           (280)               890
 Cash and cash equivalents at beginning of period               1,917              3,218           1,474              1,545
                                                            -----------       -----------       -----------      -----------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $   1,194        $     2,435       $   1,194        $     2,435
                                                            ===========       ===========       ===========      ===========

 See notes to condensed consolidated financial statements.

                            C-COR ELECTRONICS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, and in the opinion of management, contain all adjustments (consisting only of normal, recurring adjustments) necessary to fairly present the Company's financial position as of March 28, 1997, and the results of its operations for the thirteen-week period then ended. Operating results for the thirty-nine week period are not necessarily indicative of the results that may be expected for the year ending June 27, 1997. For further information refer to financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ending June 28, 1996.

2. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of:

                                                                      March 28,              June 28,
                                                                        1997                  1996
                                                                  ----------------       ----------------
                                                                             (000's omitted)
Accounts payable                                                          $ 8,224                $ 6,727
Accrued incentive plan expense                                                  -                    318
Accrued vacation expense                                                    1,496                  1,532
Accrued salary expense                                                      1,316                    752
Accrued salary and sales tax expense                                          718                    942
Accrued warranty expense                                                    1,898                  1,772
Accrued workers compensation
  self-insurance expense                                                      829                    704
Accrued other                                                                 674                  1,171
                                                                  ----------------       ----------------
                                                                          $15,155                $13,918
                                                                  ================       ================

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

General

The following discussion addresses the financial condition of the Company as of March 28, 1997, and the results of operations for the thirteen-week and thirty-nine-week periods ended March 28, 1997, compared with the same periods the prior year. This discussion should be read in conjunction with the Management's Discussion and Analysis section for the fiscal year ended June 28, 1996, included in the Company's Annual Report on Form 10-K.

Some of the information presented in this report constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, continuation of increased domestic spending for network upgrades, the continuation of competitive pricing pressures, financial impact that restructuring plans will have on cost reductions and improvements in operating efficiencies, and the continued availability of capital resources. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Factors which could cause actual results to differ from expectations include the timing of orders received from customers, the gain or loss of significant customers, changes in the mix of products sold, changes in the cost and availability of parts and supplies, regulatory changes affecting the telecommunications industry, in general, and the Company's operations, in particular, competition and changes in domestic and international demand for the Company's products, and other factors which may impact operations and manufacturing. For additional information concerning these and other important factors which may cause the Company's actual results to differ materially from expectations and underlying assumptions, please refer to the Company's reports filed on Form 10-K and other reports filed with the Securities and Exchange Commission.

Results of Operations

Net sales for the thirteen-week period ended March 28, 1997, were $33,718,000, a decrease of 9% from the prior year's sales of $36,904,000 for the same period. Net sales for the thirty-nine-week period ended March 28, 1997, were $102,646,000, a decrease of 9% from the prior year's sales of $112,201,000 for the same period. The decrease in sales was primarily attributable to reduced demand for RF distribution products by international customers in the cable television (CATV) industry.

Domestic sales, as a percentage of total consolidated sales, were 82% for the quarter ended March 28, 1997, and 78% for the period year-to-date. This compares to 57% for the quarter and 54% year-to-date for the same periods the prior year. Sales to domestic customers increased 31% during the quarter ended March 28, 1997, and 32% for the period year-to-date, compared to the same periods the prior year. Domestic spending on network upgrades has continued to remain strong. The increased demand is the result of expanded bandwidth requirements by new and existing customers. During the quarter, shipments increased for the Company's new 800 Series and 900 Series FlexNet products.

International sales, as a percentage of total consolidated sales, were 18% for the quarter ended March 28, 1997, and 22% for the period year-to-date. This compares to 43% for the quarter and 46% year-to-date for the same periods of the prior year. Sales to international customers decreased 61% during the quarter ended March 28, 1997, and 56% for the period year-to-date, compared to the same periods of the prior year. The decrease for the quarter and year-to-date periods resulted primarily from reduced demand by a significant customer in Canada and customers in Asia and Latin America. Countries in the aforementioned areas continue to represent distinct markets for CATV equipment, and, in general, demand can be highly variable.

The Company's backlog of sales orders at March 28, 1997, was approximately $36.4 million, up from $29.9 million at the end of the previous quarter. Sales order bookings were $40.2 million during the third quarter, the second highest quarterly bookings in the Company's history. It is uncertain whether the Company will sustain this level of order activity for future periods. The Company's book-to-bill ratio for the past three quarters has been above 1.

Gross profit percentage for the thirteen-week period ended March 28, 1997, was 18.3% versus 24.3% for the same period the prior year. Gross profit percentage for the thirty-nine-week period ended March 28, 1997, was 20.9% versus 25.1% for the same period the prior year. The reduction in gross profit margin for the quarter and year-to-date periods is primarily a result of changes in product and customer sales mix, compared to the same periods the prior year. In addition, excess capacity among suppliers continues to drive competitive pricing pressures, particularly on RF coaxial cable amplifiers. The Company expects pricing pressures to continue, but is actively working on several initiatives with the objective of mitigating the effect of these pressures. The Company is implementing an aggressive corporate restructuring plan designed to increase gross margins and improve operating efficiencies. As part of this plan, the Company anticipates transferring the manufacturing of the power supply assembly component of its RF amplifiers to Mexico in the summer of 1997. Several other initiatives are currently underway that are focused on reducing costs and increasing plant utilization.

Selling, general and administrative expense for the quarter ended March 28, 1997, was $4,481,000, an increase of 2% from the prior year's total of $4,390,000. The increase is a result of higher outside service expenses and marketing costs incurred in the quarter compared to the previous year. Selling, general and administrative expense for the thirty-nine-week period ended March 28, 1997, was $12,916,000, a decrease of 6% from the prior year's expense of $13,708,000 for the same period. The reduction, year-to-date, is primarily the result of various ongoing cost reduction initiatives. Going forward, as part of the Company's restructuring plan, a reconfiguration of the Company's worldwide sales territories and consolidation of the Company's sales forces will be implemented. These changes are designed to improve operational efficiencies and will allow the Company to continue to provide high-quality products and services to the global communications marketplace.

Research and product development costs for the quarter ended March 28, 1997, were $2,438,000, a decrease of 7% from the prior year's total of $2,612,000 for the same period. The decrease was primarily due to reductions in digital fiber optic product development expense for the quarter, compared to the prior year. Research and product development costs for the thirty-nine-week period ended March 28, 1997, were $7,551,000, an increase of 13% over the prior year's total of $6,682,000 for the same period. The increase is due primarily to the continued expanded funding of AM fiber optics and Network Management product development.

The restructuring plan the Company is implementing will impact various areas of the organization. Costs related to the restructuring plan will be reflected in the fourth quarter results for fiscal year 1997, but the amount is uncertain at this time.

Interest expense for the quarter ended March 28, 1997, was $59,000, a decrease of 65% from the prior year's total of $167,000 for the same period. Interest expense for the thirty-nine-week period ended March 28, 1997, was $175,000, a decrease of 80% from the prior year's total of $868,000 for the same period. These decreases for the quarter and year-to-date periods are due to a reduced level of outstanding borrowings on the Company's line-of-credit during the periods.

An income tax benefit of $881,000 was recorded for the quarter. Approximately $593,000 of this tax benefit resulted from reassessment of the Company's foreign sales transactions for the prior three years and optimizing the tax benefits deriving from its Foreign Sales Corporation (FSC). FSC tax returns from the previous three years were amended and the resultant tax benefit was reflected in the third quarter results. The reduction in the effective tax rate for the year-to-date period includes the adjustment discussed above and reflects changes in the relative level of profitability of U.S. and non-U.S. operations.

Liquidity and Sources of Capital

Cash and cash equivalents totaled $1,194,000 as of March 28, 1997, compared to $1,474,000 at June 28, 1996. The Company's current ratio was 2.9 at March 28, 1997, compared to 3.2 at June 28, 1996. Cash and cash equivalents provided by operations totaled $1,335,000 for the quarter ended March 28, 1997. Cash generated from operations was used primarily to finance acquisitions of property, plant and equipment and repurchase treasury stock. The Company's principal sources of liquidity are borrowings under its line-of-credit facility and from internally-generated funds. The Company continues to maintain sufficient liquidity to fund its operations under current business conditions.

Accounts receivables decreased to $18,718,000 as of March 28, 1997, compared to $21,465,000 at June 28, 1996, due to lower sales in March 1997 compared to June 1996. Inventory as of March 28, 1997, was $25,343,000, down $482,000 from the previous quarter, but up $2,437,000 over the balance at June 28, 1996, primarily due to higher levels of raw material inventories.

As of March 28, 1997, the Company had repurchased 239,900 shares of its common stock for $3,062,000, under a stock repurchase program adopted in December 1996. The program allows the Company to repurchase up to 500,000 shares of C-COR common stock. The shares may be purchased from time to time in the open market through block or privately negotiated transactions, or otherwise. The Company used its currently available capital resources to fund the purchases. The repurchased stock is expected to be held by the Company as treasury stock to be used to meet the Company's obligations under its present and future stock option plans and for other corporate purposes.

The Company maintains a line-of-credit with a bank pursuant to which it may borrow the lesser of $23,000,000 or percentages of eligible accounts receivable and inventory. The borrowings are collateralized by accounts receivable and inventory. The line-of-credit is committed through October 31, 1997, and the Company anticipates renewing this line-of-credit annually. The Company had borrowings of $2,808,000 on this line-of-credit as of March 28, 1997. This compares to an outstanding balance of $1,147,000 at the end of the Company's fiscal year ended June 28, 1996. Based upon the Company's analysis of eligible accounts receivable and inventory, approximately $16,383,000 was available to borrow at March 28, 1997.

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

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form  8-K.

The following exhibit is included herein:
(11)  Statement re: computation of earnings per share

The Company did not file any reports on Form 8-K during the thirteen-week period ended March 28, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               C-COR ELECTRONICS, INC.
                                                     (Registrant)

Date: May 12, 1997                             /s/ CHRIS A. MILLER
                                               Chris A. Miller, C.P.A.,
                                               Vice President-Finance,
                                               Secretary & Treasurer
                                               (Principal Financial Officer)

Date: May 12, 1997                             /s/ JOSEPH E. ZAVACKY
                                               Controller & Assistant
                                               Secretary
                                               (Principal Accounting Officer)