Form 10-K/A
period 1996-06-28
C COR ELECTRONICS INC
filed 1997-07-16
CIK 350621

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K/A

( ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

        For the Fiscal Year Ended June 28, 1996

(X) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from             to

         Commission File Number:  0-10726

                        C-COR Electronics, Inc.

             (Exact name of Registrant as specified in its charter)

       Pennsylvania                                     24-0811591

(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)

  60 Decibel Road, State College, Pennsylvania               16801
         (Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code:            (814) 238-2461

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                   Name of each exchange on which registered
        None                                      Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.10 par value
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)


As of July 9, 1997, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $81,084,485.

As of July 9, 1997, the Registrant had 9,136,280 shares of Common Stock outstanding.

The  undersigned   Registrant  hereby  amends  the  following  items,  financial statements, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended June 28, 1996, as set forth in the pages attached hereto:


Item 1. Business is amended to include at the end thereof, the following paragraphs:

Segment Information:

Prior to fiscal year 1996, the Company operated in one industry segment broadly defined as the Electronic Distribution Products segment. During the fiscal year ended June 28, 1996, a fundamental shift occurred in the markets and customers, as cable television (CATV) operators reduced their purchases of the Company's Digital Fiber Optics equipment in lieu of other technology alternatives. As a result, during fiscal year 1996, the Company operated in two business segments, the Electronic Distribution Products segment and the Digital Fiber Optics Transmission Products segment.

The Electronic Distribution Products business segment provides hybrid fiber / coax (HFC) equipment for signal distribution applications, primarily to the CATV market. Customers in this segment are primarily CATV operators as well as network integrators. Products for this segment are manufactured at the Company's State College, Tipton, and Reedsville, Pennsylvania, facilities.

The Digital Fiber Optics Transmission Products segment provides products for long-distance, point-to-point, video, voice and data signal transmission applications, primarily for telephony, distance-learning, and other non-CATV markets. Customers are primarily telephone companies, major broadcast companies, and educational institutions. For a description of the products of each segment, see "Products and Services" above.

The products of each segment are marketed by separate sales forces. During fiscal year 1996, Rogers Cable System, Inc. and Time Warner Cable each accounted for 18% of consolidated net sales, representing primarily sales of Electronic Distribution Products. Within the Digital Fiber Optics Transmission Products segment, there were no sales to customers that accounted for more than 10% of consolidated net sales in fiscal year 1996. During fiscal year 1996, 38% of net sales of Electronic Distribution Products were represented by international sales, primarily in Canada, Asia, Europe and Latin America and 33% of net sales of Digital Fiber Optics Transmission Products were international sales, primarily in Canada. Of the Company's $27.1 million backlog of orders at June 28, 1996, $ 24.3 million related to Electronic Distribution Products and $2.8 million related to Digital Fiber Optics Transmission Products. Of the Company's $9,401,000 in research and development expenditures for fiscal year 1996, $4,857,000 related to Electronic Distribution Products designed at the Company's State College, Pennsylvania, facility, and $4,544,000 related to Digital Fiber Optics Transmission Products designed at the Company's Fremont, California, facility.

For additional information concerning the Company's operating segments, see Item 7 of Management's Discussion and Analysis of Financial Condition and Results of Operations - Segment Performance, and Notes P and Q of the Notes to Financial Statements included elsewhere in this report.



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations is amended to include the following paragraphs:

Segment Performance:

Prior to fiscal year 1996, the Company operated in one industry segment broadly defined as the Electronic Distribution Products segment. During the fiscal year ended June 28, 1996, a fundamental shift occurred in the markets and customers, as CATV operators reduced their purchases of the Company's Digital Fiber Optics equipment in lieu of other technology alternatives. As a result, during fiscal year 1996, the Company operated in two business segments, the Electronic Distribution Products segment and the Digital Fiber Optics Transmission Products segment.

The Electronic Distribution Products business segment provides hybrid fiber / coax (HFC) equipment for signal distribution applications primarily to the CATV market. Customers in this segment are primarily CATV operators as well as network integrators. Net sales for this segment in fiscal year 1996 were $139,539. Net sales in fiscal years 1995 and 1994 were $121,269 and $60,207, respectively. The increased net sales in fiscal years 1996 and 1995 were primarily attributable to increased demand for the Company's products, primarily in the CATV industry (as more fully described above).

Gross profit margin in the Electronics Distribution Products segment was 24.6% in fiscal year 1996. This compares to 27.1% and 29.5% for fiscal years 1995 and 1994, respectively. The reduction in gross profit margins in 1996 and 1995 was the result of increased pricing pressures primarily on RF amplifier products, and fixed manufacturing costs relating to underutilized capacity (as more fully described above).

The Electronic Distribution Products segment generated operating income of $14,254 for fiscal year 1996. This compares to operating income of $13,425 and $4,777 in fiscal years 1995 and 1994, respectively. The increased operating income in fiscal year 1996, compared to 1995, was a result of improved customer and product sales mix, despite continued competitive pricing pressure on the Company's RF product line (as more fully described above). The increased operating income in fiscal year 1995, compared to fiscal year 1994, was primarily a result of a 101% increase in sales volume (as more fully described above).

The Digital Fiber Optic Transmission Products segment provides equipment for long-distance, point-to-point, video, voice, and data signal transmission applications, primarily for telephony, distance-learning, and other non-CATV markets. Its customers are primarily telephone companies, major broadcast companies, and educational institutions. Net sales in this segment for fiscal year 1996 were $9,359. For comparative purposes, digital fiber optic revenues in prior years were $16,172 and $14,839 for fiscal years 1995 and 1994, respectively.

Gross profit margin in the Digital Fiber Optics Products segment was 33.5% in fiscal year 1996. This compares 38.8% and 42.7% for fiscal years 1995 and 1994, respectively. The reductions in gross margins in fiscal years 1996 and 1995 were primarily a result of increased fixed manufacturing costs and decreased selling prices.

This segment generated an operating loss of $4,600 during fiscal year 1996. For comparative purposes, an operating loss of $323 and operating income of $1,295 were generated for fiscal years 1995 and 1994, respectively. The operating loss incurred in fiscal year 1996 resulted primarily from increased expenditures for digital fiber optics product development. The increased research and development costs were intended to position the Company for introducing a new digital fiber optic product platform, designed to compete functionally with other products currently in the market. Research and development expenditures for this segment were $4,544 in fiscal year 1996. For comparative purposes, research and product development costs for digital fiber optics products were $2,836 and $1,712 in fiscal years 1995 and 1994, respectively.

Subsequent Events:

The Company announced on July 10, 1997, that it will discontinue its Digital Fiber Optics Transmission Products segment, located in Fremont, California, in a phasedown process over nine months. The loss on disposal will include write-offs of inventory and fixed assets, and will include other costs from the measurement to the disposal date. The anticipated loss (net of tax effect) on the disposal of the discontinued business is approximately $4,000, which will be included in the fourth quarter fiscal year 1997 financial results.

Item 8. Financial Statements and Supplementary data; Footnote P is amended to read in full as follows:

P. Segment Information

Prior to the fiscal year ended June 28, 1996, the Company operated in one principal industry segment broadly defined as the Electronic Distribution Products segment. Sales of the Company's three product lines, RF, AM Fiber Optics equipment, and Digital Fiber Optics equipment were primarily to customers in the cable television (CATV) industry. During the fiscal year ended June 28, 1996, a fundamental shift occurred in the markets and customers, as CATV operators reduced their purchases of the Company's Digital Fiber Optics equipment in lieu of other technology alternatives. As a result, in the fiscal year ended June 28, 1996, the Company operated in two industry segments: the Electronic Distribution Products segment, which provides hybrid fiber/coax (HFC) equipment for signal distribution applications primarily to the CATV market; and the Digital Fiber Optics Transmission Products segment, which provides products for long-distance, point-to-point, video, voice, and data signal transmission applications, primarily for telephony, distance-learning, and other non-CATV markets.

Information about industry segments for fiscal year 1996, and comparative prior period information for fiscal years 1995 and 1994 is as follows:




                                                                             Digital
                                                           Electronic        Fiber Optics
                                                           Distribution      Transmission
                                                           Products          Products            Consolidated
-------------------------------------------------------------------------------------------------------------
Year ended June 28, 1996
-------------------------------------------------------------------------------------------------------------
Total revenue                                              $139,539          $  9,359            $148,898
-------------------------------------------------------------------------------------------------------------
Operating income (loss)                                    $ 14,254          ($ 4,600)           $  9,654
-------------------------------------------------------------------------------------------------------------
Identifiable assets at June 28, 1996                       $ 70,885          $  7,522            $ 78,407
-------------------------------------------------------------------------------------------------------------
Capital expenditures                                       $  7,442          $    586            $  8,028
-------------------------------------------------------------------------------------------------------------
Depreciation and amortization                              $  3,971          $    755            $  4,726
-------------------------------------------------------------------------------------------------------------

Year ended June 30, 1995
-------------------------------------------------------------------------------------------------------------
Total revenue                                              $121,269          $ 16,172            $137,441
-------------------------------------------------------------------------------------------------------------
Operating income (loss)                                    $ 13,425          $   (323)           $ 13,102
-------------------------------------------------------------------------------------------------------------
Identifiable assets at June 30, 1995                       $ 81,796          $  5,865            $ 87,661
-------------------------------------------------------------------------------------------------------------
Capital expenditures                                       $ 14,355          $  1,016            $ 15,371
-------------------------------------------------------------------------------------------------------------
Depreciation and amortization                              $  2,920          $  1,001            $  3,921
-------------------------------------------------------------------------------------------------------------


Year ended June 24, 1994
-------------------------------------------------------------------------------------------------------------
Total revenue                                              $ 60,207          $ 14,839            $ 75,046
-------------------------------------------------------------------------------------------------------------
Operating income                                           $  4,777          $  1,295            $  6,072
-------------------------------------------------------------------------------------------------------------
Identifiable assets at June 24, 1994                       $ 41,913          $  7,580            $ 49,493
-------------------------------------------------------------------------------------------------------------
Capital expenditures                                       $  3,651          $    455            $  4,106
-------------------------------------------------------------------------------------------------------------
Depreciation and amortization                              $  1,518          $    829            $  2,347
-------------------------------------------------------------------------------------------------------------

The Company and subsidiaries operate in various geographic areas as indicated by the following:


                                             U.S.          Canada      Europe       Eliminations    Consolidated
----------------------------------------------------------------------------------------------------------------
Year ended June 28, 1996
----------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers:
    Domestic                                 $ 91,050      $ 8,589     $ 6,086      $      0        $105,725
    Export                                     43,173            0           0             0          43,173
Transfers between geographic areas             11,078            0           0      ( 11,078)              0
----------------------------------------------------------------------------------------------------------------
Total revenue                                $145,301      $ 8,589     $ 6,086      ($11,078)       $148,898
----------------------------------------------------------------------------------------------------------------
Operating income                             $  5,535      $ 3,595     $   524      $      0        $  9,654
----------------------------------------------------------------------------------------------------------------
Identifiable assets at June 28, 1996         $ 73,298      $ 3,464     $ 1,645      $      0        $ 78,407
----------------------------------------------------------------------------------------------------------------
Capital expenditures                         $  8,000      $    10     $    18      $      0        $  8,028
----------------------------------------------------------------------------------------------------------------
Depreciation and amortization                $  4,602      $    15     $   109      $      0        $  4,726
----------------------------------------------------------------------------------------------------------------


Year ended June 30, 1995
----------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers:
    Domestic                                 $ 83,864      $ 6,867     $ 8,504      $      0        $ 99,235
    Export                                     38,206            0           0             0          38,206
Transfers between geographic areas             10,108            0           0      ( 10,108)              0
----------------------------------------------------------------------------------------------------------------
Total revenue                                $132,178      $ 6,867     $ 8,504      ($10,108)       $137,441
----------------------------------------------------------------------------------------------------------------
Operating income                             $ 10,420      $ 1,555     $ 1,127      $      0        $ 13,102
----------------------------------------------------------------------------------------------------------------
Identifiable assets at June 30, 1995         $ 79,129      $ 3,213     $ 5,319      $      0        $ 87,661
----------------------------------------------------------------------------------------------------------------
Capital expenditures                         $ 15,266      $    43     $    62      $      0        $ 15,371
----------------------------------------------------------------------------------------------------------------
Depreciation and amortization                $  3,779      $    24     $   118      $      0        $  3,921
----------------------------------------------------------------------------------------------------------------


Year ended June 24, 1994
----------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers:
    Domestic                                 $ 56,013      $ 3,853     $ 2,193      $      0        $ 62,059
    Export                                     12,987            0           0             0          12,987
Transfers between geographic areas              3,321            0           0      (  3,321)              0
----------------------------------------------------------------------------------------------------------------
Total revenue                                $ 72,321      $ 3,853     $ 2,193      ($ 3,321)       $ 75,046
----------------------------------------------------------------------------------------------------------------
Operating income (loss)                      $  5,072      $ 1,249     ($  249)     $      0        $  6,072
----------------------------------------------------------------------------------------------------------------
Identifiable assets at June 24, 1994         $ 46,009      $ 1,659     $ 1,825      $      0        $ 49,493
----------------------------------------------------------------------------------------------------------------
Capital expenditures                         $  4,070      $     3     $    33      $      0        $  4,106
----------------------------------------------------------------------------------------------------------------
Depreciation and amortization                $  2,212      $    29     $   106      $      0        $  2,347
----------------------------------------------------------------------------------------------------------------

Most transfers between geograhic areas are made at the cost of producing the items plus a profit margin. Identifiable assets are those assets identified with the operations in each geographic area.

Item 8. Financial Statements and Supplementary data is amended to include Footnote Q as follows:

Q. Subsequent Events:

The Company announced on July 10, 1997, that it will discontinue its Digital Fiber Optics Transmission Products segment, located in Fremont, California, in a phasedown process over nine months. The loss on disposal will include write-offs of inventory and fixed assets, and will include other costs from the measurement to the disposal date. The anticipated loss (net of tax effect) on the disposal of the discontinued business is approximately $4,000 (unaudited), which will be included in the fourth quarter fiscal year 1997 financial results.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

C-COR ELECTRONICS, INC.
(Registrant)

July 16, 1997


/s/ Chris A. Miller, Vice President-Finance,
    Secretary and Treasurer (principal financial officer)