Form 10-K
period 1997-06-27
C COR ELECTRONICS INC
filed 1997-09-25
CIK 350621

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-K
 (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Fiscal Year Ended June 27, 1997

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

                                 60 Decibel Road
                        State College, Pennsylvania 16801
              (Address of principal executive offices and Zip Code

Registrant's telephone number, including area code:             (814) 238-2461

Securities registered pursuant to Section 12(b) of the Act:

         Title of each class         Name of each exchange on which registered
                  None                            Not Applicable

Securities registered pursuant to Section 12(g) of the Act:
                   Common Stock, $.10 par value


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

As of September 5, 1997, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $122,115,561.

As of September 5, 1997, the Registrant had 9,141,514 shares of Common Stock outstanding.

Documents Incorporated by Reference:

        1)     1997 Annual Report to Shareholders (Parts I, II and IV)
        2)     Proxy Statement dated September 15, 1997 (Part III)

                                     PART I

Item 1.  Business

Some of the information presented in this report constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Corporation believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Factors which could cause actual results to differ from expectations include the timing of orders received from customers; the gain or loss of significant customers; changes in the mix of products sold; changes in the cost and availability of parts and supplies; fluctuations in warranty costs; completion of a tentative settlement for certain litigation; new product development activities; regulatory changes affecting the telecommunications industry, in general, and the Corporation's operations, in particular; competition and changes in domestic and international demand for the Corporation's products; and other factors which may impact operations and manufacturing. For additional information concerning these and other important factors which may cause the Corporation's actual results to differ materially from expectations and underlying assumptions, please refer to the reports filed by the Corporation with the Securities and Exchange Commission.


Introduction

C-COR Electronics, Inc. (the "Corporation") was incorporated in the Commonwealth of Pennsylvania on June 30, 1953. Prior to fiscal year 1996, the Corporation operated in one industry segment broadly defined as the Electronic Distribution Products segment. During the fiscal year ended June 28, 1996, a fundamental shift occurred in the markets and customers, as cable television (CATV) operators reduced their purchases of the Corporation's Digital Fiber Optics Equipment in lieu of other technology alternatives. As a result, in fiscal years 1996 and 1997, the Corporation operated in two industry segments: the Electronic Distribution Products segment which represents the Corporation's continuing operations and provides hybrid fiber coax (HFC) equipment for signal distribution applications, primarily to the CATV market; and the Digital Fiber Optics Transmission Products segment which has been reported as a discontinued business segment in fiscal year 1997 and provides products for long-distance, point-to-point video, voice and data signal transmission applications, primarily for telephony, distance-learning and other non-CATV markets. On July 10, 1997, the Corporation announced its intent to discontinue its Digital Fiber Optics Transmission Products segment in a phase-down process expected to span nine months. See "Discontinued Operations." In the remainder of this document, the discussions are based on continuing operations, except where the context indicates otherwise. The Corporation's headquarters are in State College, Pennsylvania, and its manufacturing facilities are in State College, Reedsville, and Tipton, Pennsylvania, and in Tijuana, Mexico. The Corporation also maintains administrative offices in Denver, Colorado; Toronto, Canada; Almere, The Netherlands; and Hong Kong. During fiscal year 1997, the Corporation announced that it would transfer the manufacture of the power supply assembly component of its radio frequency (RF) amplifiers to the Corporation's new production facility in Mexico in the summer of 1997. That transfer has taken place and initial shipments began in August 1997.

The Corporation has been approved for ISO 9001 registration at its Pennsylvania manufacturing facilities. ISO 9001 is the most comprehensive of all ISO 9000 series requirements and includes quality assurance in design, development, production, installation and servicing. Criteria for registration are set by the International Organization for Standardization, whose function is to develop global standards in an effort to improve the exchange of goods and services internationally. This designation builds on the Corporation's reputation as a high-quality, global provider of transmission electronics.

ELECTRONICS DISTRIBUTION PRODUCTS SEGMENT

Products and Services

The Corporation provides three principal product families for use in broadband voice, video, and data networks: RF amplifiers, amplitude modulation (AM) fiber optic equipment, and network management systems. Amplifiers include a series of FlexNet(R) 862 MHz and 750 MHz trunks, terminating bridgers, and line extenders designed specifically for use in today's widely-accepted HFC network architectures. The newest addition to this line is FlexNet(R) 900 Series amplifiers, which offer high performance, two-way capability, and advanced powering for today's complex communications networks. Other RF distribution products available from the Corporation include push-pull, power-doubling, and feedforward technologies; trunk, minitrunk, and split-band amplifiers; and main line passives to 1 GHz. In fiscal year 1997, shipments began of the I-Flex(TM) global product family, specially designed for fiber-intensive architectures that require cabinet and pedestal mount housings. Featuring 862 MHz bandwidth capability, the I-Flex(TM) product line consists of amplifiers and fiber optic nodes.

The Corporation's AM fiber optic products include a wide range of both headend and strand-mounted equipment designed for use in HFC applications. Headend equipment, which operates up to 862 MHz, includes a universal mainframe, high-performance Distribution Feedback (DFB) transmitters at a variety of output powers, receivers for both forward and return path applications, and power supplies. FlexNode (TM), the Corporation's 6-port AM fiber optic node, features 750 MHz and 862 MHz bandwidth capability, maximum performance with RF and optics in one module, simplified internal fiber management and 90 volt powering. The AM fiber optic products are fully integrated into the Corporation's Cable Network Management (CNM(TM)) system.

CNM(TM) is a network management system that is playing an increasingly critical role in communications. This user-friendly, computer-based control and monitoring system aids in outage prediction, notifying the operator of problems, often before they even occur, so maintenance crews can go directly to a problem without having to search the system unit by unit.

In fiscal year 1997, the Corporation announced a cooperative marketing agreement with Bay Networks, Inc., LANcity Cable Modem Division (now called Broadband Technologies Division), to focus on delivery of high-speed data over HFC networks. The companies agreed to work together to help ensure interoperability of equipment and quality delivery of high-speed data over these networks. The first step in the relationship has involved focusing on interoperability of Bay Networks' modems and the Corporation's DataSelect(TM) offering of HFC equipment and related technical services.

In support of its products, the Corporation offers a complete line of technical customer services, including pre-sale analysis and consultation, network design, field engineering, technical documentation, training seminars, and equipment repair and testing.

Sales and Distribution

The Corporation's principal customers include operators of communication networks worldwide, as well as network integrators. During fiscal year 1997, consolidation continued to occur among cable operators in the domestic CATV industry; however, the Corporation does not consider that occurrence to have had a material impact on its business. Most of the Corporation's sales were comprised of equipment manufactured or provided by the Corporation, with the remainder being from services. Sales efforts are conducted from the Corporation's headquarters; from offices in Colorado, Canada and Europe; and from 8 regional sales offices located throughout the United States.

For the fiscal year ended June 27, 1997, the Corporation's international sales from continuing operations represented 19% of net sales, primarily in the Canadian, Asian, European, and Latin American markets. In the fiscal years ended June 28, 1996, and June 30, 1995, international sales from continuing operations were 39% and 40%, respectively, of net sales. See the discussion of segment information in the Corporation's 1997 Annual Report to Shareholders, Note R, incorporated herein by reference.

During the past fiscal year,  the  Corporation's  CATV  customers  have included almost all of the largest system operators in the United States. The Corporation's largest customer during the fiscal year ended June 27, 1997, was Time Warner Cable, which accounted for 36% of net sales. The Corporation's largest customers during the fiscal year ended June 28, 1996 were Rogers Cablesystems, Inc. and Time Warner Cable, each accounting for 18% of net sales. During the fiscal year ended June 30, 1995, the Corporation's largest customers were Rogers Cablesystems, Inc., accounting for 24% of the net sales, and Time Warner Cable, accounting for 19% of net sales. No other customer accounted for 10% or more of net sales during fiscal years 1995, 1996, and 1997, respectively.

At June 27, 1997, the Corporation's backlog of orders was $34.9 million. At June 28, 1996, the Corporation's backlog of orders was $24.3 million, and at June 30, 1995, it was $53.8 million. For additional information regarding backlog, refer to Management's Discussion and Analysis of Financial Condition and Results of Operation incorporated herein by reference to pages 17 through 20 of the Registrant's 1997 Annual Report to Shareholders.

Research and Product Development

The Corporation operates in an industry that is subject to rapid changes in technology. The Corporation's ability to compete successfully depends in large part upon its ability to react to such changes. Accordingly, the Corporation is engaged in ongoing research and development activities that are intended to advance existing product lines, provide custom-designed variations of existing product lines, and develop or evaluate new products. Research and development activities for the three major product groups are conducted at the Corporation's headquarters. The Corporation has an interdepartmental team which assigns product development priorities. The result is a market-driven set of guidelines for the timely development of new products. During this past fiscal year, research and product development expenditures have been primarily directed at expanding the Corporation's RF amplifier line, AM fiber optic technology and network management systems.

During fiscal year 1997, the Corporation continued implementation of product development process changes in order to improve cycle time to design, develop and deliver new products; reduce manufacturing costs; and improve design quality.

During the fiscal years ended June 27, 1997, June 28, 1996, and June 30, 1995, the Corporation spent approximately $5,681,000, $4,857,000, and $3,786,000, respectively, on research and development, primarily related to RF distribution equipment, AM fiber optic systems, and network management. Anticipated new product development initiatives focused on AM fiber optics, network management, and other technology areas, are expected to result in increased research and development expense in future years, as compared to fiscal year 1997. None of the research and product development expenditures have been capitalized.

Competition

The Corporation's products are marketed with emphasis on their premium quality and are generally priced competitively with other manufacturers' product lines. Equipment reliability, superior customer service and an enhanced warranty program are several of the key criteria for competition. In these respects, the Corporation considers its competitive position to be favorable. Other bases for competition include pricing and technological leadership. Although less expensive products are available, the Corporation believes it is in a good competitive position with respect to pricing. The Corporation believes that its strong commitment to efficient network design, a broad offering of technical customer services, and its focus on research and development, enhance its competitive position in the market.

There are several competing equipment vendors selling network products in the United States, a few of which have greater sales of similar equipment than the Corporation; however, the Corporation believes it offers a broader product line in the RF distribution amplifier segment of the market.

Currently, CATV networks serve more than 64.5 million subscribers in the United States. CATV construction has evolved to the point where this network passes over 95% of TV households in the United States. The CATV industry claims that their market penetration exceeds 60% and is approaching 65%. Over the next several years, most industry observers expect this trend to continue. However, there are alternative methods of distributing entertainment video or information services to subscribers. All of the methods compete, to a limited extent, with conventional CATV services. The alternative distribution technologies include Off Air Broadcast Service, Multichannel Multipoint Distribution Service (MMDS), Local Multipoint Distribution Service (LMDS), Satellite Master Antenna Television (SMATV), and Direct Broadcast Satellite Service (DBS). Generally, these alternative technologies are limited in terms of their ability to deliver two-way service and/or local programming. Based upon these limitations, it is the Corporation's belief that such technologies will mature to the point that they serve a relatively narrow segment of the market. On the other hand, a CATV network has two-way capability and has the ability to deliver vast amounts of information to subscribers. As a result, the Corporation believes that the CATV industry is uniquely positioned to benefit from the evolution that is occurring in the telecommunications industry, particularly in the area of high-speed data delivery. Similarly, due to its reputation and long-standing tradition of servicing the CATV industry with excellence, the Corporation believes that it is strategically positioned to grow and expand with the industry.

External Influences/Industry

The primary market factors affecting the global communications industry include access to funding, technology advancements, and government regulations. The increased demand for products offered by the Corporation to domestic and international customers has resulted from a combination of the market factors listed above. In recent years, the global communications industry has grown rapidly by constructing networks to meet the increased demand for video, voice, and data services.

A significant amount of consolidation has occurred over recent years in the domestic communications industry. Cable companies have bought other cable companies in order to achieve efficiency through clustering of properties. Telephone companies (telcos) have bought telcos. Telcos have even bought cable companies. Overall, the Corporation believes this consolidation has, in some cases, led to delays in plans for network construction resulting in slower ordering of products and services as network planners take time to assess their new situation.

In the area of technology, advancements in the global communications industry are occurring at a rapid rate. Traditional, one-way broadband amplifier cascades are being replaced by two-way HFC architectures which employ fiber optic electronics to individual service cells (nodes). The Corporation believes that HFC networks could have significant strategic advantages in the future as the demand grows for the highest-capacity, lowest-cost networks for delivery of two-way, high-speed, data service. The Corporation has combined its strength in conventional RF amplifiers with an increasing presence in the areas of AM fiber optics and network management systems, and believes that it is well positioned to be a supplier in the interactive multimedia network industry.

Cable operators have traditionally used HFC network architectures for providing video services to the home. The HFC network architecture utilized in the CATV industry has been embraced by several telcos, while others continue to explore their options between HFC and other approaches and technologies, such as DBS, FTTC (fiber to the curb) and ADSL (asymmetrical digital subscriber line). Sales by the Corporation of HFC equipment to customers in the telephone industry declined in fiscal year 1997. The Company believes the decline resulted from reassessment of strategic alternatives and priorities by the telcos in connection with pursuing direct competition with cable MSO's in providing video services.

The regulatory environment in the United States has changed in recent periods with the passage of the Telecommunications Act of 1996. Key provisions of the Telecommunications Act are designed to enhance competition in the industry in that they permit telcos to sell video services, and in some cases, to buy out local cable companies; allow cable operators to charge what they wish for many channels; allow Regional Bell Operating Companies (RBOC's) to sell long-distance services, under certain conditions; require local telcos to open their networks to competitors; and allow RBOCs to manufacture customer equipment. The Corporation believes that competition among customer groups (CATV operators and telcos, competing to build networks and offer similar services, could benefit the Corporation as a key equipment provider for those networks.

While the Telecommunications Act of 1996 was viewed by many in the domestic communications industry as the necessary catalyst to opening a robust network building cycle in the United States, the Corporation has not seen a significant increase in orders directly attributable to the benefits described above. The Corporation's domestic sales did increase 26% for fiscal year 1997 over sales for the previous fiscal year, but the majority came from traditional domestic cable operators. The Corporation believes the increase was a result of network upgrade activity, by new and existing customers, to enhance capacity with expanded bandwidth products. The push to upgrade networks is being driven by demand for increased and improved services, affecting not only video and voice requirements, but also demand for two-way, high-speed, data.

International demand for advanced services is increasing as well, as mature markets are deregulating and emerging economies are seeking to expand their communications capabilities. The Corporation sees the international markets as a key growth area now, and in the future and will continue to pursue opportunities in the international markets.

Employees

The Corporation had approximately 1,200 employees as of September 5, 1997, of whom approximately 70% were engaged in manufacturing, inspection, and quality control activities. The remainder were engaged in executive, administrative, sales, product development, research, and technical customer services activities. The technical staff includes 103 employees with baccalaureate or more advanced degrees in engineering or other technical disciplines, and an additional 304 persons with at least two years of technical college or military education equivalent to a two-year degree. None of the employees are represented by a collective bargaining representative.

Suppliers

The Corporation closely monitors supplier delivery performance and quality and employs a strategy of limiting the total number of suppliers to those who are quality leaders in their respective specialties and who will work with the Corporation as partners in the supply function. Typical items purchased are die cast aluminum housings, RF hybrids, printed circuit boards, fiber optic laser transmitter assemblies, and standard electronic components. Although a few of the components used by the Corporation are single-sourced, the Corporation has experienced no significant difficulties to date in obtaining adequate quantities of raw materials and component parts.

In fiscal year 1997, the Corporation continued its implementation of process changes focused on order fulfillment. The goal of this corporate-wide effort has been to reduce cycle time throughout the manufacturing process, reduce inventory, improve productivity, and enhance product quality.

Key to the success of inventory reduction is the implementation of in-house vendor supply relationships. Through this method, the Corporation can gain access to key parts needed in the manufacturing process on a "just-in-time" basis. The Corporation has implemented a number of in-house vendor supply relationships to date.

DISCONTINUED OPERATIONS

Digital Fiber Optics Transmission Products Segment

On July 10, 1997, the Corporation announced its intent to discontinue its Digital Fiber Optics Transmission Products segment in a phase-down process expected to span nine months. The Digital Fiber Optics Transmission Products segment provided products for long-distance, point-to-point video, voice and data signal transmission applications, primarily for telephony, distance-learning and other non-CATV markets. Customers were primarily telcos, major broadcast companies and educational institutions. The decision to discontinue this segment was based on an assessment of the potential return on continued funding of product development for the Corporation's proprietary digital technology versus other opportunities for investments in the Corporation's core business, especially AM fiber optics technology.

Research  and  development   expenditures  for  this  segment  were  $4,005,000,
$4,544,000, and $2,836,000 in fiscal years 1997, 1996 and 1995, respectively.

This business segment has been accounted for as a discontinued business segment in fiscal year 1997, and its results have been excluded from continuing operations for all periods presented in the Corporation's fiscal year 1997 consolidated financial statements, incorporated herein by reference to pages 21 through 34 of the Registrant's 1997 Annual Report to Shareholders.

Additional information regarding discontinued operations and segment performance is incorporated by reference to Notes B (Discontinued Operations) and R (Segment Information) on pages 26 and 32 of the Registrant's 1997 Annual Report to Shareholders.

Item 2.  Properties

The Corporation operates the following principal facilities:

                                                                         Approximate      (O)Owned
Location                             Principal Use                       Square Feet      (L)Leased
State College, Pennsylvania          Administrative Offices
                                     and Manufacturing                   133,000              O
Tipton, Pennsylvania                 Manufacturing                        45,000              O
Reedsville, Pennsylvania             Manufacturing                        60,000              L
Tijuana, Mexico                      Manufacturing                        25,200              L
Almere, The Netherlands              Administrative Offices               14,100              L
Ajax, Ontario, Canada                Administrative Offices                5,000              L

The Corporation believes its current facilities are well maintained and in good operating condition, and that such facilities are sufficient for its present operations.

Item 3. Legal Proceedings

On or about March 31, 1995, James and Elizabeth McCarthy, who own 150 shares of the Registrant's Common Stock, filed a complaint in the United States District Court for the Eastern District of Pennsylvania against the Corporation and its then Chief Executive Officer, Richard E. Perry, alleging that, during the period January 17, 1995, through March 24, 1995, the defendants knowingly or recklessly omitted material information about the Registrant in violation of Sections 10
(b) and 20 (a) of the Securities Exchange Act of 1934 and common law. The complaint seeks permission to proceed as a class action on behalf of certain persons who purchased shares of the Registrant's Common Stock during the period January 17, 1995, through March 24, 1995, and who were allegedly damaged. The complaint seeks compensatory damages in an unspecified amount and costs and expenses relating to the complaint, including reasonable attorney's fees. On May 26, 1995, the Corporation filed a motion to dismiss the complaint which was denied in part and granted in part on December 28, 1995. Plaintiffs have filed a motion for class certification, and the Corporation is preparing its opposition. Discovery has commenced, but a trial date has not yet been set.

On September 17, 1997, a tenative settlement was reached in this matter which, subject to completion of documentation and approval by the Court, would require the Corporation to make a payment in the first or second quarter of fiscal year 1998 of an amount that (net of insurance proceeds) is not expected to have a material adverse effect on the Corporation's results of operations for such periods.

Item 4.  Submission of Matters to a Vote of Securities Holders

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 27, 1997.

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

Name                     Age       Position/Experience


Richard E. Perry         67        Chairman since June 1986;  Chief Executive
                                   Officer from July 1985 to August 1996;
                                   President from July 1985 through December
                                   1992.

Scott C. Chandler        36        President and Chief Executive Officer since
                                   August 1996.  Vice President-General Manager,
                                   U S WEST Cable & Multimedia, Regional Bell
                                   Operating Company (RBOC),  from September
                                   1995 to August 1996; Vice President-General
                                   Manager, !NTERPRISE America, a subsidiary of U S WEST Communications (RBOC), from January
                                   1994 to August 1995; Director-Vendor
                                   Relations/Channel Support, !NTERPRISE
                                   Networking Services, a subsidiary of U S WEST
                                   Communications (RBOC), from January 1992 to
                                   December 1993; Director, Market Strategy
                                   Development, U S WEST, Inc., (RBOC), from
                                   June 1990 to December 1991.

Edwin S. Childs          58        Vice President-Human Resources since August
                                   1996; Director, Human Resources from
                                   September 1986 to July 1996.

David J. Eng             44        Sr. Vice President-Worldwide Sales since
                                   March 1997; Vice President - Sales, North,
                                   Central and South America from August 1996 to
                                   March 1997; Vice President-Sales & Marketing from August 1994 to August 1996. Director,
                                   Regional Telephony Sales, Scientific Atlanta,
                                   Inc. from March 1993 to July  1994; Regional
                                   Sales Manager, Scientific Atlanta, Inc. from
                                   April  1985  to  February 1993.

Lawrence R. Fisher, Jr.  47        Vice President-Engineering since August 1996;
                                   Director, RF Engineering Product Development from June 1995 to July 1996; Manager, RF
                                   Engineering from June 1994 to May 1995.
                                   Director of Engineering, Calan, Inc. from
                                   January 1993 to May 1994.  Vice President,
                                   Bulick & Fisher Sales Associates from March
                                   1990 to December 1992.

Chris A. Miller          44        Vice President-Finance, Secretary and
                                   Treasurer since July 1995; Controller,
                                   Planning Manager and Assistant Secretary from
                                   February 1993 to July 1995;  Controller and
                                   Assistant Secretary from February 1987 to
                                   February 1993.

Donald F. Miller         55        Vice President-Operations & Manufacturing
                                   since August 1995;  Plant Manager from
                                   September 1987 to August 1995.

Gerhard B. Nederlof      49        Sr. Vice President, Marketing, Business
                                   Development and Services since March 1997;
                                   Vice President-Sales, Europe and Pacific Rim from August 1996 to March 1997; Vice
                                   President-International from January 1992 to
                                   August 1996.  Managing Director of DataCable
                                   B.V. from November 1981 to January 1992.

                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters

The information required by this item is incorporated herein by reference to page 36 of the Registrant's 1997 Annual Report to Shareholders under the caption "Stock Listing."

Item 6.        Selected Financial Data

The information required by this item is incorporated herein by reference to the inside cover of the Registrant's 1997 Annual Report to Shareholders.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information required by this item is incorporated herein by reference to pages 17 through 20 of the Registrant's 1997 Annual Report to Shareholders.

Item 8. Financial Statements and Supplementary Data

The information required by this item is incorporated herein by reference to pages 21 through 34 of the Registrant's 1997 Annual Report to Shareholders.

Item 9. Changes and Disagreements on Accounting and Financial Disclosure

None
                                    PART III

Item 10.       Directors and Executive Officers of the Registrant

The information with respect to Directors required by this item is incorporated herein by reference to pages 2 and 3 of the Registrant's Proxy Statement dated September 15, 1997.

The information with respect to Executive Officers required by this item is set forth in Part I of this report.

To the Corporation's knowledge, based soley on a review of the copies of such reports furnished to the Corporation and written representations, and no other reports were required during the fiscal year ended June 27, 1997, its officers, directors, and ten-percent shareholders complied with all applicable Section 16(a) filing requirements, except that Mr. Chandler filed a single report on Form 4 approximately one month late to report a single purchase of approximately 2,500 shares of the Corporation's Common Stock shortly after he became President and Chief Executive Officer of the Corporation.

Item 11.       Executive Compensation

The information required by this item is incorporated herein by reference to pages 6 through 12 of the Registrant's Proxy Statement dated September 15, 1997.

Item 12.       Security Ownership of Certain Beneficial Owners and Management

The information required by this item is incorporated herein by reference to pages 4 and 6 of the Registrant's Proxy Statement dated September 15, 1997.

Item 13.       Certain Relationships and Related Transactions

The Registrant had no related transactions or relationships requiring disclosure under Regulation S-K, Item 404, during the fiscal year 1997.

                                     PART IV

ITEM 14.       Exhibits, Financial Statements and Reports on Form 8-K

(a)     The following documents are filed as  part of this report:

       (1) As indicated in Item 8 of Part II, the following consolidated financial statements of the Registrant included in the Registrant's 1997 Annual Report to Shareholders for the year ended June 27, 1997, are incorporated by reference to pages 21 through 34 of the Registrant's Annual Report to Shareholders.

               Consolidated Balance Sheets -- Years ended June 27, 1997, and June 28, 1996.

               Consolidated Statements of Operations -- Years ended June 27, 1997, June 28, 1996, and June 30, 1995.

               Consolidated Statements of Cash Flows -- Years ended June 27, 1997, June 28, 1996, and June 30, 1995.

               Consolidated Statements of Shareholders' Equity -- Years ended June 27, 1997, June 28, 1996, and June 30, 1995.

               Notes to Consolidated Financial Statements.

               Report of KPMG Peat Marwick LLP.

       (2) The following financial statement schedule of the Registrant is filed as a part of this report:

               Schedule II -- Valuation and Qualifying Accounts

               Report of KPMG Peat Marwick LLP

               Schedules, other than the one listed above, have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

       (3)        Exhibits

       NUMBER                DESCRIPTION OF DOCUMENTS
       (3) (a)               Restated  Articles of  Incorporation  of Registrant  (incorporated by reference to Exhibit
                             3-a.1. to Amendment No. 2 to Form S-1 Registration Statement, File No. 2-70661).

       (3) (b)               Amendment  to  Articles  of  Incorporation   of  Registrant,   filed  September  21,  1995
                             (incorporated  by  reference  to Exhibit  (3) (b) of  Registrant's  Form 10-K for the year ended June 30, 1995, Securities and Exchange Commission File No. 0-10726).

       (3) (c)               Bylaws of Registrant,  as amended October 27, 1987,  (incorporated by reference to Exhibit
                             (3) (b) to the  Registrant's  Form 10-K for the year ended June 30, 1988,  Securities  and
                             Exchange Commission File No., 0-10726).

       (4)                   Specimen of Common Stock Certificate  (incorporated by reference to Exhibit 4 to Amendment
                             No. 1 of Form S-1 Registration Statement, File No. 2-70661).

       (10) (a)              Deferred  Compensation  Plan between the Registrant and Richard E. Perry dated December 6,
                             1989,  (incorporated  by reference to Exhibit (10) (y) to the  Registrant's  Form 10-K for
                             the year ended June 30, 1990, Securities and Exchange Commission File No. 0-10726).

       (10) (b)              1989 Non-Employee  Directors'  Non-Qualified  Stock Option Plan (incorporated by reference to Exhibit 28 to Form S-8 Registration Statement, File No. 33-35208).

       (10) (c)              Employment  Agreement  dated  January 1,  1992,  between  the  Registrant  and  Gerhard B.
                             Nederlof  (incorporated by reference to Exhibit (10) (v) to the Registrant's Form 10-K for
                             the year ended June 26, 1992, Securities and Exchange Commission File No. 0-10726).

       (10) (d)              Indemnification  Agreement  dated February 3, 1992,  between the Registrant and Gerhard B.
                             Nederlof  (incorporated  by reference to Exhibit (10) (gg) to the  Registrant's  Form 10-K
                             for the year ended June 26, 1992, Securities and Exchange Commission File No. 0-10726).

       (10) (e)              Supplemental  Retirement Plan  Participation  Agreement dated April 20, 1993,  between the
                             Registrant and Gerhard B. Nederlof  (incorporated by reference to Exhibit (10) (bb) to the
                             Registrant's  Form  10-K for the  year  ended  June  25,  1993,  Securities  and  Exchange
                             Commission File No. 0-10726).

       (10) (f)              Change of Control  Agreement  dated May 21, 1993,  between the  Registrant  and Gerhard B.
                             Nederlof  (incorporated  by reference to Exhibit (10) (gg) to the  Registrant's  Form 10-K
                             for the year ended June 25, 1993, Securities and Exchange Commission File No. 0-10726).

       (10) (g)              Change of Control  Agreement  dated August 22, 1994,  between the  Registrant and David J.
                             Eng  (incorporated by reference to Exhibit (10) (oo) to the Registrant's Form 10-K for the
                             year ended June 24, 1994, Securities and Exchange Commission File No. 0-10726).

       (10) (h)              Form of Indemnification  Agreement dated August 22, 1994, between the Registrant and David
                             J. Eng  (incorporated by reference to Exhibit (10) (pp) to the Registrant's  Form 10-K for
                             the year ended June 24, 1994, Securities and Exchange Commission File No. 0-10726).

       (10) (i)              Supplemental  Retirement Plan  Participation  Agreement dated August 22, 1994, between the
                             Registrant  and  David J. Eng  (incorporated  by  reference  to  Exhibit  (10) (qq) to the
                             Registrant's  Form  10-K for the  year  ended  June  24,  1994,  Securities  and  Exchange
                             Commission File No. 0-10726).

       (10) (j)              Change of Control  Agreement  dated May 23,  1995,  between the  Registrant  and Joseph E.
                             Zavacky  (incorporated by reference to Exhibit (10) (gg) to the Registrant's Form 10-K for
                             the year ended June 30, 1995, Securities and Exchange Commission File No. 0-10726).

       (10) (k)              Form of  Indemnification  Agreement dated May 23, 1995,  between the Registrant and Joseph
                             E. Zavacky  (incorporated by reference to Exhibit (10) (hh) to the Registrant's  Form 10-K
                             for the year ended June 30, 1995, Securities and Exchange Commission File No. 0-10726).

       (10) (l)              Supplemental  Retirement  Plan  Participation  Agreement  dated May 22, 1995,  between the
                             Registrant  and Chris A. Miller  (incorporated  by  reference  to Exhibit (10) (ii) to the
                             Registrant's  Form  10-K for the  year  ended  June  30,  1995,  Securities  and  Exchange
                             Commission File No. 0-10726).

       (10) (m)              Change of Control  Agreement  dated May 22,  1995,  between  the  Registrant  and Chris A.
                             Miller  (incorporated by reference to Exhibit (10) (jj) to the Registrant's  Form 10-K for
                             the year ended June 30, 1995, Securities and Exchange Commission File No. 0-10726).

       (10) (n)              Form of Indemnification  Agreement dated May 22, 1995, between the Registrant and Chris A.
                             Miller  (incorporated by reference to Exhibit (10) (kk) to the Registrant's  Form 10-K for
                             the year ended June 30, 1995, Securities and Exchange Commission File No. 0-10726).

        10) (o)              Supplemental  Retirement Plan  Participation  Agreement dated August 24, 1995, between the
                             Registrant  and Donald F. Miller  (incorporated  by  reference to Exhibit (10) (ll) to the
                             Registrant's  Form  10-K for the  year  ended  June  30,  1995,  Securities  and  Exchange
                             Commission File No. 0-10726).

       (10) (p)              Change of Control  Agreement  dated August 24, 1995,  between the Registrant and Donald F.
                             Miller  (incorporated by reference to Exhibit (10) (mm) to the Registrant's  Form 10-K for
                             the year ended June 30, 1995, Securities and Exchange Commission File No. 0-10726).

       (10) (q)              Form of  Indemnification  Agreement  dated August 24,  1995,  between the  Registrant  and
                             Donald F. Miller  (incorporated by reference to Exhibit (10) (nn) to the Registrant's Form
                             10-K for the year  ended  June 30,  1995,  Securities  and  Exchange  Commission  File No.
                             0-10726).

       (10) (r)              Lease  Agreement  dated  November  10, 1994,  between the  Registrant  and Mifflin  County
                             Industrial   Development   Corporation  for  a  manufacturing  building  (incorporated  by reference to Exhibit (10) (oo) to the  Registrant's  Form 10-K for the year ended June 30,
                             1995, Securities and Exchange Commission File No. 0-10726).

       (10) (s)              Registrant's  Retirement  Savings and Profit  Sharing  Plan as Amended  July 1, 1989,  and
                             including  amendments  through  April 19,  1994.  (incorporated  by  reference  to Exhibit
                             99.B14 to Form S-8 Registration Statement, File No. 333-02505).

       (10) (t)              Supplemental  Retirement Plan  Participation  Agreement dated August 13, 1996, between the
                             Registrant and Edwin S. Childs. (incorporated  by reference to Exhibit (10) (x) to the
                             Registrant's  Form 10-K for the year ended June 28, 1996, Securities and Exchange
                             Commission File No. 0-10726).

       (10) (u)              Change of Control  Agreement  dated August 13, 1996,  between the  Registrant and Edwin S.
                             Childs. (incorporated  by reference to Exhibit (10) (y) to the Registrant's  Form 10-K for
                             the year ended June 28, 1996, Securities and Exchange Commission File No. 0-10726).

       (10) (v)              Form of Indemnification  Agreement dated August 13, 1996, between the Registrant and Edwin
                             S. Childs. (incorporated  by reference to Exhibit (10) (z) to the Registrant's  Form 10-K for the year ended June 28, 1996, Securities and Exchange Commission File No. 0-10726).

       (10) (w)              Supplemental  Retirement Plan  Participation  Agreement dated August 13, 1996, between the
                             Registrant and Lawrence R. Fisher, Jr. (incorporated  by reference to Exhibit (10) (aa) to the Registrant's  Form 10-K for the year ended June 28, 1996, Securities and Exchange
                             Commission File No. 0-10726).

       (10) (x)              Change of Control Agreement dated August 13, 1996,  between the Registrant and Lawrence R.
                             Fisher, Jr. (incorporated  by reference to Exhibit (10) (bb) to the Registrant's  Form 10-K
                             for the year ended June 28, 1996, Securities and Exchange Commission File No. 0-10726).

       (10) (y)              Form of  Indemnification  Agreement  dated August 13,  1996,  between the  Registrant  and
                             Lawrence R. Fisher, Jr. (incorporated  by reference to Exhibit (10) (cc) to the Registrant's
                             Form 10-K for the year ended June 28, 1996, Securities and Exchange Commission File No.
                             0-10726).

       (10) (z)              Amended and Restated  Employment  Agreement dated October 16, 1995, between the Registrant and Richard E. Perry. (incorporated  by reference to Exhibit (10) (dd) to the Registrant's
                             Form 10-K for the year ended June 28, 1996, Securities and Exchange Commission File No.
                             0-10726).

       (10) (aa)             Employment Agreement dated July 2, 1996, between the Registrant and  Scott C. Chandler.
                             (incorporated  by reference to Exhibit (10) (ee) to the Registrant's  Form 10-K for the
                             year ended June 28, 1996, Securities and Exchange Commission File No. 0-10726).

       (10) (bb)             Registrant's Supplemental Executive Retirement Plan effective May 1, 1996. (incorporated by reference to Exhibit (10) (ff) to the Registrant's  Form 10-K for the year ended June
                             28, 1996, Securities and Exchange Commission File No. 0-10726).

       (10) (cc)             Note and Security Agreement  effective November 2, 1995, between the Registrant and Mellon
                             Bank, N.A. (incorporated  by reference to Exhibit (10) (gg) to the Registrant's  Form 10-K
                             for the year ended June 28, 1996, Securities and Exchange Commission File No. 0-10726).

       (10) (dd)             Supplement  to Note and  Security  Agreement  effective  November  2,  1995,  between  the
                             Registrant and Mellon Bank, N.A. (incorporated  by reference to Exhibit (10) (hh) to the
                             Registrant's  Form 10-K for the year ended June 28, 1996, Securities and Exchange
                             Commission File No. 0-10726).

       (10) (ee)             Revolving Line of Credit Agreement  effective November 2, 1995, between the Registrant and
                             Mellon Bank, N.A. (incorporated  by reference to Exhibit (10) (ii) to the Registrant's
                             Form 10-K for the year ended June 28, 1996, Securities and Exchange Commission File No.
                             0-10726).

       (10) (ff)             Supplement to Revolving Line of Credit Agreement  effective  November 2, 1995, between the
                             Registrant and Mellon Bank, N.A. (incorporated  by reference to Exhibit (10) (jj) to the
                             Registrant's  Form 10-K for the year ended June 28, 1996, Securities and Exchange Commission
                             File No. 0-10726).

       (10) (gg) (i)         1988 Stock Option Plan. (incorporated  by reference to Exhibit (10) (kk)(i) to the Registrant's
                             Form 10-K for the year ended June 28, 1996, Securities and Exchange Commission File No. 0-10726).

       (10) (gg) (ii)        Amendment to 1988 Stock Option Plan. (incorporated  by reference to Exhibit (10) (kk)(ii) to the
                             Registrant's  Form 10-K for the year ended June 28, 1996, Securities and Exchange Commission
                             File No. 0-10726).

       (10) (hh) (i)         1992 Stock Purchase Plan. (incorporated  by reference to Exhibit (10) (ll)(i) to the Registrant's
                             Form 10-K for the year ended June 28, 1996, Securities and Exchange Commission File No. 0-10726).

       (10) (hh) (ii)        Amendment to 1992 Stock Purchase Plan. (incorporated  by reference to Exhibit (10) (ll)(ii) to the Registrant's  Form 10-K for the year ended June 28, 1996, Securities and Exchange Commission
                             File No. 0-10726).

       (10) (ii)             Fiscal Year 1997 Profit Incentive Plan. (incorporated  by reference to Exhibit (10) (mm) to the
                             Registrant's  Form 10-K for the year ended June 28, 1996, Securities and Exchange Commission
                             File No. 0-10726).

       (10) (jj)             Note and Security Agreement  effective November 14, 1996, between the Registrant and Mellon
                             Bank, N.A.

       (10) (kk)             Supplement  to Note and  Security  Agreement  effective  November  14,  1996,  between  the
                             Registrant and Mellon Bank, N.A.

       (10) (ll)             Revolving Line of Credit Agreement  effective November 14, 1996, between the Registrant and
                             Mellon Bank, N.A.

       (10) (mm)             Supplement to Revolving Line of Credit Agreement  effective  November 14, 1996, between the
                             Registrant and Mellon Bank, N.A.

       (10) (nn)             Amended and Restated  Employment  Agreement dated July 21, 1997, between the Registrant and Richard E. Perry.

       (10) (oo)             Amended and Restated  Employment  Agreement dated July 30, 1997, between the Registrant and Gerhard B. Nederlof.

       (11)                  Statement re Computation of Earnings Per Share.

       (13)                  Annual Report to Shareholders for the year ended June 27, 1997.

       (21)                  Subsidiaries of the Registrant.

       (23)                  Consent of Independent Auditors.

       (27)                  Financial Data Schedule.


(b)     Reports on Form 8-K filed in the fourth quarter of the fiscal year 1997:
        None.

(c)     Exhibits:  See (a) (3) above.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

C-COR ELECTRONICS, INC.
(Registrant)
September 25, 1997

/s/ Scott C. Chandler, President and
Chief Executive Officer
(principal executive officer)

/s/ Chris A. Miller, Vice President-Finance,
Secretary and Treasurer (principal
financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 25th day of September 1997.



/s/ Richard E. Perry, Director, Chairman
/s/ Donald M. Cook, Jr., Director
/s/ I. N. Rendall Harper, Jr., Director
/s/ Anne P. Jones, Director
/s/ John J. Omlor, Director
/s/ Frank Rusinko, Jr., Director
/s/ James J. Tietjen, Director
/s/ Philip L. Walker, Jr., Director

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

COL. A                                     COL. B                   COL. C                  COL. D                 COL. E
                                                                   ADDITIONS
DESCRIPTION                               Balance            Charged        Charged to                             Balance
                                        at Beginning         to Costs       Other Accounts- Deductions-            at End
                                          of Period          and Expenses   Describe        Describe               of Period
-----------------------------------------------------------------------------------------------------------------------------

Year ended June 27, 1997

Reserves deducted from assets to
which they apply:
  Allowance for Doubtful Accounts           $  355,000        $   157,000   $0              $     2,000(1)         $   510,000
  Inventory Reserve-Continuing Operations    1,112,000          1,323,000    0                1,202,000(2)           1,233,000
  Inventory Reserve-Discontinued
    Operations                                 305,000          3,418,000    0                   93,000(2)           3,630,000
------------------------------------------------------------------------------------------------------------------------------
                                            $1,772,000        $ 4,898,000   $0              $ 1,297,000            $ 5,373,000
------------------------------------------------------------------------------------------------------------------------------
Reserves not deducted from assets:
  Product Warranty Reserve-Continuing
    Operations                              $1,724,000        $ 2,310,000   $0              $ 1,849,000(3)         $ 2,185,000
  Product Warranty Reserve-Discontinued
    Operations                                       0          4,028,000    0                  599,000(3)           3,429,000
  Workers' compensation self-insurance         704,000          1,068,000    0                  610,000(4)           1,162,000
  Allowance for Discontinued Operations              0          3,375,000    0                        0              3,375,000
------------------------------------------------------------------------------------------------------------------------------
                                            $2,428,000        $10,781,000   $0              $ 3,058,000            $10,151,000
------------------------------------------------------------------------------------------------------------------------------
Year ended June 28, 1996

Reserves deducted from assets to
which they apply:
  Allowance for Doubtful Accounts           $  657,000        $         0   $0              $   302,000(1)         $   355,000
  Inventory Reserve-Continuing Operations      949,000            819,000    0                  656,000(2)           1,112,000
  Inventory Reserve-Discontinued
    Operations                                 500,000            273,000    0                  468,000(2)             305,000
------------------------------------------------------------------------------------------------------------------------------
                                            $2,106,000        $ 1,092,000   $0              $ 1,426,000            $ 1,772,000
------------------------------------------------------------------------------------------------------------------------------
Reserves not deducted from assets:
  Product Warranty Reserve-Continuing
    Operations                              $1,751,000        $ 1,981,000   $0              $ 2,008,000(3)         $ 1,724,000
  Workers' compensation self-insurance         553,000            653,000    0                  502,000(4)             704,000
------------------------------------------------------------------------------------------------------------------------------
                                            $2,304,000        $ 2,634,000   $0              $ 2,510,000            $ 2,428,000
------------------------------------------------------------------------------------------------------------------------------
Year ended June 30, 1995

Reserves deducted from assets to
which they apply:
  Allowance for Doubtful Accounts           $  348,000        $   313,000   $0              $     4,000(1)         $   657,000
  Inventory Reserve-Continuing Operations      497,000            546,000    0                   94,000(2)             949,000
  Inventory Reserve-Discontinued
    Operations                                 151,000            731,000    0                  382,000(2)             500,000
------------------------------------------------------------------------------------------------------------------------------
                                            $  996,000        $ 1,590,000   $0              $   480,000            $ 2,106,000
------------------------------------------------------------------------------------------------------------------------------
Reserves not deducted from assets:
  Product Warranty Reserve-Continuing
    Operations                              $  602,000        $ 2,355,000   $0              $ 1,206,000(3)         $ 1,751,000
  Workers' compensation self-insurance               0            665,000    0                  112,000(4)             553,000
------------------------------------------------------------------------------------------------------------------------------
                                            $  602,000        $ 3,020,000   $0              $ 1,318,000            $ 2,304,000
------------------------------------------------------------------------------------------------------------------------------

(1)  Uncollectible accounts written off, net of recoveries.
(2)  Inventory disposals.
(3)  Warranty claims honored during year.
(4)  Worker's compensation claims paid.
Note: Unless otherwise indicated, reserves relate to continuing operations