Form 10-Q
period 1997-09-26
C COR ELECTRONICS INC
filed 1997-11-10
CIK 350621

United States

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q
             [ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the thirteen-week period ended:  September 26, 1997

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

Common Stock, $.10 Par Value - 9,147,494 shares as of November 3, 1997.

                                      INDEX

                             C-COR ELECTRONICS, INC.



PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements (unaudited).

              Condensed consolidated balance sheets -- June 27, 1997, and September 26, 1997.

              Condensed consolidated statements of operations -- thirteen weeks ended September 26, 1997, and September 27, 1996.

              Condensed consolidated statements of cash flows -- thirteen weeks ended September 26, 1997, and September 27, 1996.

              Notes to condensed consolidated financial statements -- September 26, 1997.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.



PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form  8-K.

Item 1.  Financial Statements

                             C-COR ELECTRONICS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS




                                                            September 26,      June 27,
                                  ASSETS                         1997            1997
                                                             -----------      ----------
                                                             (Unaudited)         (Note)
                                                                     (000's omitted)
CURRENT ASSETS
  Cash and cash equivalents                                  $       471      $     452
  Marketable securities                                              363            359
  Accounts receivable                                             20,358         19,299
                                                             -----------      ----------
                                                                  21,192         20,110
                                                             -----------      ----------
  Inventories:
    Raw materials                                                 14,476         14,358
    Work-in-process                                                2,559          3,346
    Finished goods                                                 2,337          1,436
                                                             -----------      ----------
      Total inventories                                           19,372         19,140
                                                             -----------      ----------
  Deferred taxes                                                   2,839          2,616
  Other current assets                                             1,666          1,893
  Net current assets of discontinued operations                      280              0
                                                             -----------      ----------
TOTAL CURRENT ASSETS                                              45,349         43,759
                                                             -----------      ----------
PROPERTY, PLANT, AND EQUIPMENT, NET                               24,959         25,060
INTANGIBLE ASSETS AND OTHER LONG-TERM ASSETS, NET                    866            785
  Net noncurrent assets of discontinued operations                   505          1,515
                                                             -----------      ----------
TOTAL ASSETS                                                 $    71,679      $  71,119
                                                             ===========      ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                   $    18,832      $  15,461
  Line-of-credit                                                       0          3,466
  Current portion of long-term debt                                  839            834
  Noncurrent liabilities of discontinued operations                    0          1,253
                                                             -----------      ----------
TOTAL CURRENT LIABILITIES                                         19,671         21,014
                                                             -----------      ----------
LONG-TERM DEBT, less current portion                               6,155          6,367
DEFERRED TAXES                                                     1,370          1,311
OTHER LONG-TERM LIABILITIES                                          836            749
                                                             -----------      ----------
TOTAL LIABILITIES                                                 28,032         29,441
                                                             -----------      ----------
SHAREHOLDERS' EQUITY
  Common Stock, $.10 par; authorized shares
   24,000,000; issued shares of 9,642,851 on 09/26/97,
   and 9,633,435 on 06/27/97.                                        964            963
  Additional paid-in capital                                      20,031         19,963
  Retained earnings                                               28,513         26,632
  Translation adjustment                                             (84)          (101)
  Net unrealized loss on marketable securities                       (12)           (14)
  Treasury Stock                                                  (5,765)        (5,765)
                                                             -----------      ----------
TOTAL SHAREHOLDERS' EQUITY                                        43,647         41,678
                                                             -----------      ----------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                     $    71,679      $  71,119
                                                             ===========      ==========


Note: The balance sheet at June 27, 1997, has been derived from audited financial statements at that date.

See notes to condensed consolidated financial statements.

                             C-COR ELECTRONICS, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                      Thirteen Weeks Ended
                                                September 26,        September 27,
                                                    1997                1996
                                                -----------          -----------
                                          (000's omitted, except per share data)
 NET SALES                                      $   37,065          $   31,844
                                                -----------          -----------

 COSTS AND EXPENSES:
   Cost of sales                                    28,473              24,647
   Selling, general and administrative
     expenses                                        3,555               3,472
   Research and product development costs            1,773               1,379
   Interest expense                                     77                  59
   Investment income                                    (6)                (31)
   Foreign exchange gain                               (21)                (10)
   Other expenses                                      322                  18
                                                -----------          -----------
                                                    34,173              29,534
                                                -----------          -----------

 INCOME FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES                               2,892               2,310

 INCOME TAXES                                        1,011                 777
                                                -----------          -----------

 INCOME FROM CONTINUING OPERATIONS                   1,881               1,533

 DISCONTINUED OPERATIONS:
 Loss from operations of discontinued
   business segment, less applicable
   income tax benefit of $377                            0                (774)
                                                -----------          -----------

 NET INCOME                                      $   1,881          $      759
                                                ===========          ===========

 NET INCOME (LOSS) PER SHARE:
   Continuing operations                         $    0.20          $     0.16
   Discontinued operations                            0.00               (0.08)
                                                -----------          -----------
 Total                                           $    0.20          $     0.08
                                                ===========          ===========

 See notes to condensed consolidated financial statements.

                             C-COR ELECTRONICS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                                 Thirteen Weeks Ended
                                                            September 26,     September 27,
                                                                1997              1996
                                                            -----------       -----------
                                                                  (000's omitted)

 OPERATING ACTIVITIES
 Net Income                                                 $   1,881        $       759
   Adjustments to reconcile net income to net cash
     and cash equivalents provided by operating
     activities:
   Depreciation and amortization                                1,623              1,318
   Provision for deferred retirement salary plan                   87                 37
   Changes in operating assets and liabilities:
   Accounts receivable                                         (1,059)             1,921
   Inventories                                                   (232)            (1,705)
   Other assets                                                   146                292
   Accounts payable                                             1,001                798
   Accrued liabilities                                          2,370               (983)
   Deferred income taxes                                         (166)               158
   Discontinued operations - working capital changes
     and noncash charges                                         (545)            (1,108)
 NET CASH AND CASH EQUIVALENTS PROVIDED BY                  -----------       -----------
   OPERATING ACTIVITIES                                         5,106              1,487
                                                            -----------       -----------
 INVESTING ACTIVITIES
   Purchase of property, plant and equipment                   (1,505)            (1,060)
   Purchase of marketable securities                                0               (200)
   Investing activities of discontinued operations                 22                (70)
 NET CASH AND CASH EQUIVALENTS                              -----------       -----------
    USED IN  INVESTING ACTIVITIES                              (1,483)            (1,330)
                                                            -----------       -----------
 FINANCING ACTIVITIES
   Payment of debt and capital lease obligations                 (207)              (208)
   Proceeds from line-of-credit                                12,792                555
   Payment of line-of-credit                                  (16,258)            (1,702)
   Tax benefit deriving from exercise and
     sale of stock option shares                                    0                 60
   Issue common stock to employee stock purchase plan              12                 27
   Proceeds from exercise of stock options                         57                 64
 NET CASH AND CASH EQUIVALENTS  USED IN                     -----------       -----------
   FINANCING ACTIVITIES                                        (3,604)            (1,204)
                                                            -----------       -----------
 INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  19             (1,047)
 Cash and cash equivalents at beginning of period                 452              1,474
                                                            -----------       -----------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $     471        $       427
                                                            ===========       ===========

 See notes to condensed consolidated financial statements.

                            C-COR ELECTRONICS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying, unaudited, condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, and in the opinion of management, contain all adjustments (consisting only of normal, recurring adjustments) necessary to fairly present the Company's financial position as of September 26, 1997, and the results of its operations for the thirteen-week period then ended. Operating results for the thirteen-week period are not necessarily indicative of the results that may be expected for the year ending June 26, 1998. For further information, refer to financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 27, 1997.

2. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of:

                                                  September 26,            June 27,
                                                      1997                  1997
                                                ----------------       ----------------
                                                           (000's omitted)
Accounts payable                                        $ 9,637                $ 8,636
Accrued incentive plan expense                              796                      0
Accrued vacation expense                                  1,350                  1,358
Accrued salary expense                                    1,204                    569
Accrued payroll and sales tax expense                       345                    555
Accrued warranty expense                                  2,366                  2,185
Accrued workers compensation
  self-insurance expense                                  1,342                  1,162
Income taxes payable                                        940                    137
Accrued other                                               852                    859
                                                ----------------       ----------------
                                                        $18,832                $15,461
                                                ================       ================

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

The following discussion addresses the financial condition of the Company as of September 26, 1997, and the results of operations for the thirteen-week period ended September 26, 1997, compared with the same period the prior year. This discussion should be read in conjunction with the Management's Discussion and Analysis section for the fiscal year ended June 27, 1997, included in the Company's Annual Report on Form 10-K.

Disclosure Regarding Forward-Looking Statement:

Some of the information presented in this report constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, continuation of increased domestic spending for network upgrades, the continuation of competitive pricing pressures, anticipated new product development initiatives, and the continued availability of capital resources. Although the Company believes its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Factors which could cause actual results to differ from expectations include the timing of orders received from customers, the gain or loss of significant customers, changes in the mix of products sold, new product development activities, changes in the cost and availability of parts and supplies, fluctuations in warranty costs, regulatory changes affecting the telecommunications industry, in general, and the Company's operations, in particular, competition and changes in domestic and international demand for the Company's products, and other factors which may impact operations and manufacturing. For additional information concerning these and other important factors which may cause the Company's actual results to differ materially from expectations and underlying assumptions, please refer to the Company's reports filed on Form 10-K and other reports filed with the Securities and Exchange Commission.

Results of Operations:

Net sales for the thirteen-week period ended September 26, 1997, were $37,065,000, an increase of 16% from the prior year's sales of $31,844,000 for the same period. The increase in sales was primarily attributable to increased demand for RF distribution products by international customers in the cable television (CATV) industry, compared to the same period of the prior year.

Domestic sales, as a percentage of total consolidated sales, were 72% for the quarter ended September 26, 1997. This compares to 81% for the same period the prior year. Sales to domestic customers increased 2% during the quarter ended September 26, 1997, compared to the same period of the prior year. In recent periods, the Company has seen a steady demand from domestic CATV operators for hybrid/fiber coax (HFC) distribution equipment. The Company believes the increased demand continues to be driven by network upgrade activity resulting from demands for improved services, affecting not only voice and video requirements, but also demands for high-speed data.

International sales, as a percentage of total consolidated sales, were 28% for the quarter ended September 26, 1997. This compares to 19% for the same period the prior year. Sales to international customers increased 78% during the quarter ended September 26, 1997, compared to the same period of the prior year. The increase for the quarter resulted primarily from increased demand in Canada, Asia, and Europe. These markets continue to represent distinct markets for CATV equipment, and, in general, demand can be highly variable.

The Company's backlog of sales orders at September 26, 1997, was approximately $37.9 million, up from approximately $34.9 million at the end of the Company's fiscal year ended June 27, 1997. The Company booked approximately $40.1 million of new sales orders during the quarter ended September 26, 1997.

Gross profit percentage for the thirteen-week period ended September 26, 1997, was 23.2% versus 22.6% for the same period the prior year. The increase in the gross profit margin for the quarter is primarily a result of changes in customer and product sales mix, and efficiencies resulting from higher production volumes, compared to the same period the prior year. Although pricing pressures continue, the Company has implemented initiatives to mitigate these pressures. The Company has taken steps to lower manufacturing costs and is continuing efforts to improve manufacturing processes in order to enhance efficiency and productivity, and efforts to redesign products to enhance manufacturability and reduce material costs. As one of these initiatives, production began during the quarter at the Company's new manufacturing facility in Tijuana, Mexico. The Company will manufacture the power supply assembly component of it's RF amplifier products at this new facility.

Selling, general and administrative expenses for the thirteen-week period ended September 26, 1997, were $3,555,000, an increase of 2% over the prior year's total of $3,472,000 for the same period. The increase is due primarily to an increase in accrued profit incentive expense under the Company's profit sharing plan, compared to the previous year.

Research and product development costs for the thirteen-week period ended September 26, 1997, were $1,773,000, an increase of 29% over the prior year's total of $1,379,000 for the same period. The increase is a result of higher personnel costs and increased expenditures for AM fiber optics product development. In addition, the aforementioned increase in accrued profit incentive expense under the Company's profit sharing plan contributed to the increased research and product development expenses, compared to the previous year. Anticipated new product development initiatives are expected to increase research and product development expenses in future periods.

Other expense for the thirteen-week period ended September 26, 1997, was $322. This compares to $18 for same period the prior year. The increase is primarily a result of expense accrued in relation to a tentative settlement reached in relation to litigation dating back to March of 1995 that alleged violations of securities and other laws.

The effective income tax rate for the thirteen-week period ended September 26, 1997, was 35.0%. This compares to an effective income tax rate of 33.6% for the same period the prior year. The provision for income tax expense reflects changes in the relative profitability related to both U.S. and non-U.S. operations and differences in statuatory rates.

Net income for the thirteen-week period ended September 26, 1997, was $1,881,000 or $.20 per share versus $759,000 or $.08 per share for the same period the prior year. Net income for the first quarter of the prior year reflects income from continuing operations of $1,533,000 or $.16 per share, and a loss from discontinued operations of ($774,000) or ($.08) per share (net of applicable tax benefit).

Results of Discontinued Operations:

On July 10, 1997, the Company announced the discontinuation of its digital fiber optic business segment located in Fremont, California, in a phase-down process expected to span nine months. Anticipated wind-down costs were recorded as a loss on disposal of the discontinued segment in the results of discontinued operations for the Company's prior fiscal year ended June 27, 1997. Thus, no wind-down costs from operations of the discontinued business segment were recorded for the quarter ended September 26, 1997. This compares to a loss from operations of the discontinued business segment for the same period of the prior year of ($774,000), net of applicable tax benefit of ($377,000).




Liquidity and Capital Resources

The Company's current ratio at September 26, 1997, increased to 2.3 from 2.1 at June 27, 1997. Net cash generated from operating activities increased to $5,106,000 as of September 26, 1997, compared to $1,487,000 for the same period the prior year. Working capital was $25,678,000 as of September 26, 1997, compared to $22,745,000 for the same period of the prior year.

Cash used by investing activities was $1,483,000 as of September 26, 1997, compared to $1,330,000 for the same period the prior year. The increase of cash used in investing activities was primarily due to higher purchases of property, plant, and equipment compared to the same period the prior year.

Cash totaling $3,604,000 was used in financing activities as of September 26, 1997, compared to $1,204,000 for the same period the prior year. The increase in cash used in financing activities resulted from payments on borrowings related to the Company's line-of-credit.

On September 4, 1997, the Company announced that it was beginning another stock repurchase program. The new program allows the Company to repurchase up to 500,000 shares of C-COR Common Stock. The shares may be purchased from time to time in the open market through block or privately negotiated transactions, or otherwise. The Company intends to use its currently available capital resources to fund the purchases. The repurchased stock is expected to be held by the Company as treasury stock to be used to meet the Company's obligations under its present and future stock option plans and for other corporate purposes. To date, no shares were repurchased under this new stock repurchase program adopted in September 1997. In May 1997 the Company completed a stock repurchase program, which it had begun in December 1996, for 500,000 shares.

The Company maintains a line-of-credit with a bank, pursuant to which it may borrow the lesser of $23,000,000 or a percentage of eligible accounts receivable and inventory. The borrowings are collateralized by accounts receivable and inventory. The line-of-credit is committed through October 31, 1997, and the Company anticipates renewing this line-of-credit annually. The Company had no borrowings on this line-of-credit as of September 26, 1997. Based upon the Company's analysis of eligible accounts receivable and inventory, approximately $20,442,000 was available to borrow as of September 26, 1997.

Management believes that operating cash flow, as well as the aforementioned financing source, will adequately provide for all cash requirements for the foreseeable future, subject to requirements that additional growth or strategic development might dictate.

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

The following exhibit is included herein:

(11) Statement re:  computation of earnings per share

(27) Financial Data Schedule

Reports on Form 8-K

On July 14, 1997, the Registrant filed a Form 8-K to report that the Registrant announced on July 10, 1997, that it will discontinue its digital fiber optic business segment.





                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               C-COR ELECTRONICS, INC.
                                                     (Registrant)

Date: November 10, 1997                        /s/ CHRIS A. MILLER
                                               Chris A. Miller, C.P.A.,
                                               Vice President-Finance,
                                               Secretary & Treasurer
                                               (Principal Financial Officer)

Date: November 10, 1997                        /s/ JOSEPH E. ZAVACKY
                                               Controller & Assistant
                                               Secretary
                                               (Principal Accounting Officer)