Form 10-Q
period 1997-12-26
C COR ELECTRONICS INC
filed 1998-02-09
CIK 350621

United States

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q
             [ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the thirteen-week period ended:  December 26, 1997

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

Common Stock, $.10 Par Value - 9,153,443 shares as of January 30, 1998.

                                      INDEX

                             C-COR ELECTRONICS, INC.



PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements (unaudited).

              Condensed consolidated balance sheets -- June 27, 1997, and December 26, 1997.

              Condensed consolidated statements of operations -- thirteen-weeks ended December 26, 1997, and December 27, 1996; twenty-six-weeks ended December 26, 1997, and December 27, 1996.

              Condensed consolidated statements of cash flows -- twenty-six weeks ended December 26, 1997, and December 27, 1996.

              Notes to condensed consolidated financial statements -- December 26, 1997.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.



PART II.  OTHER INFORMATION

Item 4.  Submission of matters to a vote of shareholders.

Item 6.  Exhibits and Reports on Form  8-K.

Item 1.  Financial Statements

                             C-COR ELECTRONICS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS




                                                             December 26,      June 27,
                                  ASSETS                         1997            1997
                                                             -----------      ----------
                                                             (Unaudited)         (Note)
                                                                     (000's omitted)
CURRENT ASSETS
  Cash and cash equivalents                                  $       141      $     452
  Marketable securities                                              352            359
  Accounts receivable                                             19,549         19,299
                                                             -----------      ----------
                                                                  20,042         20,110
                                                             -----------      ----------
  Inventories:
    Raw materials                                                 16,627         14,358
    Work-in-process                                                2,690          3,346
    Finished goods                                                 2,883          1,436
                                                             -----------      ----------
      Total inventories                                           22,200         19,140
                                                             -----------      ----------
  Deferred taxes                                                   2,640          2,616
  Other current assets                                             1,746          1,893
  Net current assets of discontinued operations                      513              0
                                                             -----------      ----------
TOTAL CURRENT ASSETS                                              47,141         43,759
                                                             -----------      ----------
PROPERTY, PLANT, AND EQUIPMENT, NET                               26,442         25,060
INTANGIBLE ASSETS AND OTHER LONG-TERM ASSETS, NET                  1,068            785
Net noncurrent assets of discontinued operations                     457          1,515
                                                             -----------      ----------
TOTAL ASSETS                                                 $    75,108      $  71,119
                                                             ===========      ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                   $    18,666      $  15,461
  Line-of-credit                                                   2,013          3,466
  Current portion of long-term debt                                  844            834
  Noncurrent liabilities of discontinued operations                    0          1,253
                                                             -----------      ----------
TOTAL CURRENT LIABILITIES                                         21,523         21,014
                                                             -----------      ----------
LONG-TERM DEBT, less current portion                               5,942          6,367
DEFERRED TAXES                                                     1,367          1,311
OTHER LONG-TERM LIABILITIES                                          936            749
                                                             -----------      ----------
TOTAL LIABILITIES                                                 29,768         29,441
                                                             -----------      ----------
SHAREHOLDERS' EQUITY
  Common Stock, $.10 par; authorized shares
   24,000,000; issued shares of 9,652,738 on 12/26/97,
   and 9,633,435 on 06/27/97.                                        965            963
  Additional paid-in capital                                      20,119         19,963
  Retained earnings                                               30,099         26,632
  Translation adjustment                                             (69)          (101)
  Net unrealized loss on marketable securities                        (9)           (14)
  Treasury Stock                                                  (5,765)        (5,765)
                                                             -----------      ----------
TOTAL SHAREHOLDERS' EQUITY                                        45,340         41,678
                                                             -----------      ----------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                     $    75,108      $  71,119
                                                             ===========      ==========


Note: The balance sheet at June 27, 1997, has been derived from audited financial statements at that date.

See notes to condensed consolidated financial statements.

                             C-COR ELECTRONICS, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                      Thirteen-Weeks Ended               Twenty-Six-Weeks Ended
                                                December 26,         December 27,    December 26,         December 27,
                                                    1997                1996             1997                1996
                                                -----------          -----------     -----------          -----------
                                                               (000's omitted, except per share data)
 NET SALES                                      $   37,185          $   30,701       $   74,250           $   62,545
                                                -----------          -----------     -----------          -----------

 COSTS AND EXPENSES:
   Cost of sales                                    29,124              24,719           57,597               49,366
   Selling, general and administrative
     expenses                                        3,772               3,761            7,327                7,233
   Research and product development costs            1,690               1,402            3,463                2,781
   Interest expense                                     76                  54              153                  116
   Investment income                                    (6)                (38)             (13)                 (65)
   Foreign exchange loss (gain)                        165                 (29)             144                  (27)
   Other expense (income)                              (34)                 46              289                   45
                                                -----------          -----------     -----------          -----------
                                                    34,787              29,915           68,960               59,449
                                                -----------          -----------     -----------          -----------

 INCOME FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES                               2,398                 786            5,290                3,096

 INCOME TAXES                                          812                 223            1,823                1,000
                                                -----------          -----------     -----------          -----------

 INCOME FROM CONTINUING OPERATIONS                   1,586                 563            3,467                2,096

 DISCONTINUED OPERATIONS:
 Loss from operations of discontinued
   business segment, less applicable
   income tax benefit                                    0                (228)               0               (1,002)
                                                -----------          -----------     -----------          -----------

 NET INCOME                                     $    1,586           $     335       $    3,467           $    1,094
                                                ===========          ===========     ===========          ===========

 NET INCOME (LOSS) PER SHARE - (BASIC):

   Continuing operations                        $     0.17           $    0.06       $    0.38            $     0.22
   Discontinued operations                            0.00               (0.03)           0.00                 (0.11)
                                                -----------          -----------     -----------          -----------
 NET INCOME PER SHARE                           $     0.17          $     0.03       $    0.38            $     0.11
                                                ===========          ===========     ===========          ===========

 NET INCOME (LOSS) PER SHARE - (ASSUMING DILUTION):

   Continuing operations                        $     0.17           $    0.06       $    0.37            $     0.21
   Discontinued operations                            0.00               (0.03)           0.00                 (0.10)
                                                -----------          -----------     -----------          -----------
 NET INCOME PER SHARE                           $     0.17          $     0.03       $    0.37            $     0.11
                                                ===========          ===========     ===========          ===========

 See notes to condensed consolidated financial statements.

                             C-COR ELECTRONICS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                                Twenty-Six-Weeks Ended
                                                             December 26,      December 27,
                                                                 1997             1996
                                                             -----------       -----------
                                                                    (000's omitted)

 OPERATING ACTIVITIES
 Net Income                                                  $ 3,467           $ 1,094
   Adjustments to reconcile net income to net cash
     and cash equivalents provided by operating
     activities:
   Depreciation and amortization                               3,275             2,640
   Provision for deferred retirement salary plan                 187               146
   Loss on sales of property, plant and equipment                  -                46
   Changes in operating assets and liabilities:
     Accounts receivable                                        (250)            5,898
     Inventories                                              (3,060)           (2,944)
     Other assets                                               (136)              303
     Accounts payable                                            954             1,234
     Accrued liabilities                                       2,251            (2,089)
     Deferred income taxes                                        29               566
     Discontinued Operations - working capital changes
      and noncash charges                                       (730)           (1,742)
 NET CASH AND CASH EQUIVALENTS PROVIDED BY                  -----------       -----------
   OPERATING ACTIVITIES                                        5,987             5,152
                                                            -----------       -----------
 INVESTING ACTIVITIES
   Purchase of property, plant and equipment                  (4,625)           (2,768)
   Purchase of marketable securities                               -              (200)
   Proceeds from sale of marketable securities                    15                 5
   Proceeds from sales of property, plant, and equipment           -                12
   Investing activities of discontinued operations                22              (403)
 NET CASH AND CASH EQUIVALENTS                              -----------       -----------
    USED IN  INVESTING ACTIVITIES                             (4,588)           (3,354)
                                                            -----------       -----------
 FINANCING ACTIVITIES
   Payment of debt and capital lease obligations                (415)             (419)
   Proceeds from line-of-credit                               26,300               555
   Payment of line-of-credit                                 (27,753)           (1,702)
   Tax benefit deriving from exercise and
     sale of stock option shares                                   -                71
   Issue common stock to employee stock purchase plan             24                45
   Proceeds from exercise of stock options                       134                95
 NET CASH AND CASH EQUIVALENTS  USED IN                     -----------       -----------
   FINANCING ACTIVITIES                                       (1,710)           (1,355)
                                                            -----------       -----------
 INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               (311)              443
 Cash and cash equivalents at beginning of period                452             1,474
                                                            -----------       -----------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $   141           $ 1,917
                                                            ===========       ===========

 See notes to condensed consolidated financial statements.

                            C-COR ELECTRONICS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying, unaudited, condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, and in the opinion of management, contain all adjustments (consisting only of normal, recurring adjustments) necessary to fairly present the Company's financial position as of December 26, 1997, and the results of its operations for the thirteen-week and twenty-six-week periods then ended. Operating results for the thirteen-week and twenty-six week periods are not necessarily indicative of the results that may be expected for the year ending June 26, 1998. For further information, refer to financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 27, 1997.

2. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of:

                                                   December 26,            June 27,
                                                      1997                  1997
                                                ----------------       ----------------
                                                           (000's omitted)
Accounts payable                                        $ 9,590                $ 8,636
Accrued incentive plan expense                            1,257                      0
Accrued vacation expense                                  1,353                  1,358
Accrued salary expense                                      627                    569
Accrued payroll and sales tax expense                       770                    555
Accrued warranty expense                                  2,368                  2,185
Accrued workers compensation
  self-insurance expense                                  1,522                  1,162
Income taxes payable                                        103                    137
Accrued other                                             1,076                    859
                                                ----------------       ----------------
                                                        $18,666                $15,461
                                                ================       ================

===============================================================================

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

General

The following discussion addresses the financial condition of the Company as of December 26, 1997, and the results of operations for the thirteen-week and twenty-six-week periods ended December 26, 1997, compared with the corresponding periods of the prior year. This discussion should be read in conjunction with the Management's Discussion and Analysis section for the fiscal year ended June 27, 1997, included in the Company's Annual Report on Form 10-K.

Disclosure Regarding Forward-Looking Statements:

Some of the information presented in this report constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements concerning the continuation of increased domestic spending for network upgrades, the continuation of competitive pricing pressures, anticipated new product development initiatives, and the continued availability of capital resources. Although the Company believes its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Factors which could cause actual results to differ from expectations include the timing of orders received from customers, the gain or loss of significant customers, changes in the mix of products sold, new product development activities, changes in the cost and availability of parts and supplies, fluctuations in warranty costs, economic conditions affecting domestic and international markets, regulatory changes affecting the telecommunications industry, in general, and the Company's operations, in particular, competition and changes in domestic and international demand for the Company's products, and other factors which may impact operations and manufacturing. For additional information concerning these and other important factors which may cause the Company's actual results to differ materially from expectations and underlying assumptions, please refer to the Company's reports filed on Form 10-K and other reports filed with the Securities and Exchange Commission.

Accounting  Changes

During the quarter, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share", which establishes standards for computing and presenting earnings per share ("EPS") data. SFAS No. 128 replaces the previous standards for presentation of primary and fully diluted EPS with basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS includes the dilution of common stock equivalents, and is computed similarly to fully diluted EPS pursuant to APB Opinion 15. All prior periods presented have been restated to reflect this adoption.

Results of Operations

Net sales for the thirteen-week period ended December 26, 1997, were $37,185,000, an increase of 21% from the prior year's sales of $30,701,000 for the corresponding period. Net sales for the twenty-six-week period ended December 26, 1997, were $74,250,000, an increase of 19% from the prior year's sales of $62,545,000 for the corresponding period. The increases in sales for the 1997 periods were primarily attributable to increased demand for RF distribution products by domestic and international customers in the cable television (CATV) industry.

Domestic sales, as a percentage of total consolidated sales, were 69% for the quarter ended December 26, 1997, and 70% for the period year-to-date. This compares to 73% and 77% for the corresponding periods of the prior year. Sales to domestic customers increased 16% during the quarter ended December 26, 1997, and 8% for the period year-to-date, compared to the corresponding periods of the prior year. The Company believes that many domestic CATV operators have increased their capital spending, and as a result, the Company has experienced increased demand for hybrid/fiber coax (HFC) distribution equipment. The Company believes the increased capital spending is driven by customer demands for improved services, affecting not only voice and video requirements, but also demand for high-speed data transmission. This increased demand by CATV operators for improved services has translated into an increased need for higher bandwidth products in order to support these services.

International sales, as a percentage of total consolidated sales, were 31% for the quarter ended December 26, 1997, and 30% for the period year-to-date. This compares to 27% and 23% for the corresponding periods of the prior year. Sales to international customers increased 36% during the quarter ended December 26, 1997, and 53% for the period year-to-date, compared to the corresponding periods of the prior year. The increase for the quarter resulted primarily from increased demand in Canada, and Latin America. The increase, year-to-date derives primarily from increased demand in Canada, Asia, and Europe. The Company is continuing to monitor its business activities in the Asian market and the effect that current economic conditions may have on present and future order trends. The international markets continue to represent distinct markets for CATV equipment, and, in general, demand can be highly variable.

The Company's backlog of sales orders at December 26, 1997, was approximately $36.8 million, down from approximately $37.9 million at the end of the previous quarter ended September 26, 1997. The Company booked approximately $36.1 million of new sales orders during the quarter ended December 26, 1997.

Gross profit percentage for the thirteen-week period ended December 26, 1997, was 21.7% versus 19.5% for the same period the prior year. Gross profit percentage for the twenty-six-week period ended December 26, 1997, was 22.4% versus 21.1% for the same period the prior year. The increase in the gross profit margin for the quarter and year-to-date periods is primarily a result of changes in customer and product sales mix, and efficiencies resulting from higher production volumes. Although pricing pressures continue, the Company has undertaken initiatives to mitigate these pressures. The Company has taken steps to lower manufacturing costs and is continuing efforts to improve manufacturing processes in order to enhance efficiency and productivity, and to redesign products to enhance manufacturability and reduce material costs. As one of these initiatives, the Company has begun manufacturing the power supply component of its RF amplifier products in Tijuana, Mexico. The Company continues to ramp up production at this new manufacturing facility.

Selling, general and administrative expenses for the thirteen-week period ended December 26, 1997, were $3,772,000, compared to $3,761,000 for the same period of the prior year. Selling, general and administrative expenses for the twenty-six-week period ended December 26, 1997, were $7,327,000, a 1% increase over the prior year's total of $7,233,000 for the same period. The increases for the quarter and year-to-date periods are primarily the result of an increase in accrued profit incentive expense under the Company's profit sharing plan, and increases in various operating costs to support current business levels.

Research and product development costs for the thirteen-week period ended December 26, 1997, were $1,690,000, an increase of 21% over the prior year's total of $1,402,000 for the same period. Research and product development costs for the twenty-six-week period ended December 26, 1997, were $3,463,000, an increase of 25% over the prior year's total of $2,781,000 for the same period. The increase is a result of higher personnel costs, including the aforementioned higher accrued profit incentive expense, and additional expenditures for AM fiber optics and network management product development. Anticipated new product development initiatives are expected to increase research and product development expenses in future periods.

A foreign exchange loss of $165,000 was incurred for the thirteen-week period ended December 26, 1997. The loss derived primarily from Canadian dollar transactions. The Canadian dollar weakened versus the U.S. dollar during the quarter, resulting in a foreign exchange loss for the current quarter and year-to-date periods.

Other expense for the twenty-six-week period ended December 26, 1997, was $289. This compares to $45 for the same period the prior year. The increase is primarily a result of expense accrued during the previous quarter for the settlement of litigation.

The effective income tax rate for the thirteen-week period ended December 26, 1997, was 33.9%. This compares to an effective income tax rate of 28.3% for the corresponding period the prior year. The effective income tax rate for the twenty-six-week period ended December 26, 1997, was 34.5%. This compares to an effective income tax rate of 32.3% for the corresponding period the prior year. The fluctuations in the effective income tax rate from period to period reflect changes in permanent tax differences, the relative profitability related to both U.S. and non-U.S. operations, and differences in statutory rates.

Net income for the thirteen-week period ended December 26, 1997, was $1,586,000 or $.17 per share on a diluted basis, versus $335,000 or $.03 per share on a diluted basis for the same period of the prior year. Net income for the second quarter of the prior year reflects income from continuing operations of $786,000 or $.06 per share on a diluted basis, and a loss from discontinued operations of ($228,000), net of applicable tax benefit, or ($.03) per share on a diluted basis. Net income for the twenty-six-week period ended December 26, 1997, was $3,467,000 or $.37 per share on a diluted basis, versus $1,094,000 or $.11 per share on a diluted basis for the same period the prior year. Net income for the six months of the prior year reflects income from continuing operations of $2,096,000 or $.21 per share on a diluted basis, and a loss from discontinued operations of ($1,002,000), net of applicable tax benefit, or ($.10) per share on a diluted basis.

Results of Discontinued Operations

On July 10, 1997, the Company announced the discontinuation of its digital fiber optic business segment located in Fremont, California, in a phase-down process expected to span nine months. Anticipated wind-down costs were recorded as a loss on disposal of the discontinued segment in the results of discontinued operations for the Company's prior fiscal year ended June 27, 1997. Thus, no wind-down costs from operations of the discontinued business segment were recorded for the quarter and year-to-date periods ended December 26, 1997. This compares to a loss from operations of the discontinued business segment for the same quarter the prior year of ($228,000), net of applicable tax benefit of ($96,000), and a loss year-to-date of ($1,002,000), net of applicable tax benefit of ($473,000).

Liquidity and Capital Resources

The Company's current ratio at December 26, 1997, was 2.2, an increase from 2.1 at June 27, 1997. The Company's cash and cash equivalents decreased $311,000 during the first 6 months of fiscal year 1998. Net cash provided by operating activities generated $5,987,000, after $730,000 was used for payment of expenses related to discontinued operations.

The Company's working capital increased $2,873,000 since June 27, 1997. Inventory levels increased from $19,140,000 to $22,200,000, resulting in a $3,060,000 use of cash, primarily attributable to purchase requirements to meet increased volume levels. Accounts payable and accrued liabilities increased from $15,461,000 at June 27, 1997, to $18,666,000 as of December 26, 1997, due
primarily to increased accounts payable resulting from higher inventory purchases and expense accrued under the Company's profit incentive plan.

Cash used in investing activities totaled $4,588,000 as of December 26, 1997, compared to $3,354,000 for the corresponding period the prior year. Investing activities consisted primarily of purchases and replacement of property, plant, and equipment.

Cash used in financing activities totaled $1,710,000 as of December 26, 1997, compared to $1,355,000 for the corresponding period the prior year. Financing activities consisted primarily of borrowings and payments on the Company's line-of-credit.

On September 4, 1997, the Company announced a stock repurchase program to repurchase up to 500,000 shares of C-COR Common Stock. The shares may be purchased from time to time in the open market through block or privately negotiated transactions, or otherwise. The Company intends to use its currently available capital resources to fund the purchases. The repurchased stock is expected to be held by the Company as treasury stock to be used to meet the Company's obligations under its present and future stock option plans and for other corporate purposes. To date, no shares have been repurchased under this new stock repurchase program adopted in September 1997.

The Company maintains a line-of-credit with a bank pursuant to which it may borrow the lesser of $23,000,000 or a percentage of eligible accounts receivable and inventory. Borrowings under the line-of-credit are secured by accounts receivable and inventory. The line-of-credit is committed through October 30, 1998, at which time the Company anticipates renewal. The Company had borrowings on the line-of-credit as of December 26, 1997, of $2,013,000. This compares to an outstanding balance of $3,466,000 at the end of the Company's fiscal year ended June 27, 1997. Based upon the Company's analysis of eligible accounts receivable and inventory, an additional $16,497,031 was available under the line-of-credit at December 26, 1997.

Management believes that operating cash flow, as well as the line-of-credit, will be adequate to provide for all cash requirements for the foreseeable future, subject to requirements that additional growth or strategic development might dictate.

PART II. OTHER INFORMATION


Item 4.  Submission of matters to a vote of shareholders

The Company's annual meeting of shareholders was held on October 14, 1997, at which the holders of at least 8,806,840 shares of common stock of the Company (out of a total of 9,141,514 shares outstanding and entitled to vote at such annual meeting), were present in person or represented by proxy (representing a quorum for the transaction of business). The election of three directors was submitted to a vote of shareholders.

Details were provided to shareholders in the form of a Notice of the Annual Meeting of Shareholders dated September 15, 1997, and mailed on or about September 16, 1997.

Messrs. Richard E. Perry and Donald M. Cook, Jr. were re-elected as directors of the Company until the year 2000, and Mr. Javad K. Hassan was elected as a director until the year 2000.

The voting results for the election of directors are set forth as follows:

Name of Nominee            Votes For             Votes Withheld

Richard E. Perry           8,746,669             60,171
Donald M. Cook, Jr.        8,727,302             79,538
Javad K. Hassan            8,723,069             83,771


Item 6.  Exhibits and Reports on Form 8-K.

         The following exhibits are included herein:

         (10)(a) Notes and Security Agreement effective December 30, 1997, between the Registrant and Mellon Bank, N.A.
         (10)(b) Supplement to Note and Security Agreement effective December 30, 1997, between the Registrant and Mellon Bank, N.A.
         (10)(c)  Revolving Line of Credit Agreement effective December 30,
                  1997, between the Registrant and Mellon Bank, N.A.
         (10)(d)  Supplement to Revolving Line of Credit Agreement effective
                  December 30, 1997, between the Registrant and Mellon Bank,
                  N.A.
         (11)     Statement re: computation of earnings per share
         (27)     Financial Data Schedule

         Reports on Form 8-K

                  None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              C-COR ELECTRONICS, INC.
                                              (Registrant)



Date:     February 9, 1998                    /s/ CHRIS A. MILLER
      -----------------------                 --------------------------
                                              C.P.A., Vice President-Finance
                                              Secretary and Treasurer
                                              (Principal Financial Officer)




Date:     February 9, 1998                    /s/ JOSEPH E. ZAVACKY
      -----------------------                 ---------------------------
                                              Controller and Assistant Secretary
                                              (Principal Accounting Officer)