Form 10-Q/A
period 1997-12-26
C COR ELECTRONICS INC
filed 1998-02-17
CIK 350621

United States

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q/A

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

The undersigned Registrant hereby amends the following exhibit-11 to its quarterly report on Form 10-Q, filed on February 9, 1998, for the period ending 12/26/97.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

C-COR ELECTRONICS, INC.
(Registrant)

February 17, 1998


/s/ Chris A. Miller, Vice President-Finance,
    Secretary and Treasurer (principal financial officer)