Form 10-Q
period 1998-03-27
C COR ELECTRONICS INC
filed 1998-05-11
CIK 350621

United States

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q
             [ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the thirteen-week period ended:  March 27, 1998

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

Common Stock, $.10 Par Value - 9,658,069 shares as of May 05, 1998.

                                      INDEX

                             C-COR ELECTRONICS, INC.



PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements (unaudited).

              Condensed consolidated balance sheets -- June 27, 1997, and March 27, 1998.

              Condensed consolidated statements of operations -- thirteen weeks ended March 27, 1998, and March 28, 1997; thirty-nine weeks ended March 27, 1998, and March 28, 1997.

              Condensed consolidated statements of cash flows -- thirty-nine weeks ended March 27, 1998, and March 28, 1997.

              Notes to condensed consolidated financial statements -- March 27, 1998.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.



PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Item 6.  Exhibits and Reports on Form  8-K.

Item 1.  Financial Statements

                             C-COR ELECTRONICS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS




                                                               March 27,        June 27,
                                  ASSETS                         1998            1997
                                                             -----------      ----------
                                                             (Unaudited)         (Note)
                                                                     (000's omitted)
CURRENT ASSETS
  Cash and cash equivalents                                  $       425      $     452
  Marketable securities                                              351            359
  Accounts receivable                                             20,935         19,299
                                                             -----------      ----------
                                                                  21,711         20,110
                                                             -----------      ----------
  Inventories:
    Raw materials                                                 15,410         14,358
    Work-in-process                                                2,457          3,346
    Finished goods                                                 3,253          1,436
                                                             -----------      ----------
      Total inventories                                           21,120         19,140
                                                             -----------      ----------
  Deferred taxes                                                   3,278          2,616
  Other current assets                                             1,559          1,893
                                                             -----------      ----------
TOTAL CURRENT ASSETS                                              47,668         43,759
                                                             -----------      ----------
PROPERTY, PLANT, AND EQUIPMENT, NET                               27,983         25,060
INTANGIBLE ASSETS AND OTHER LONG-TERM ASSETS, NET                  2,376            785
Net noncurrent assets of discontinued operations                       0          1,515
                                                             -----------      ----------
TOTAL ASSETS                                                 $    78,027      $  71,119
                                                             ===========      ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                   $    18,854      $  15,461
  Line-of-credit                                                   1,677          3,466
  Current portion of long-term debt                                  849            834
  Net current liabilities of discontinued operations                 933          1,253
                                                             -----------      ----------
TOTAL CURRENT LIABILITIES                                         22,313         21,014
                                                             -----------      ----------
LONG-TERM DEBT, less current portion                               5,728          6,367
DEFERRED TAXES                                                     1,377          1,311
OTHER LONG-TERM LIABILITIES                                        1,021            749
                                                             -----------      ----------
TOTAL LIABILITIES                                                 30,439         29,441
                                                             -----------      ----------
SHAREHOLDERS' EQUITY
  Common Stock, $.10 par; authorized shares
   24,000,000; issued shares of 9,656,428 on 03/27/98,
   and 9,633,435 on 06/27/97.                                        966            963
  Additional paid-in capital                                      20,145         19,963
  Retained earnings                                               32,339         26,632
  Translation adjustment                                             (87)          (101)
  Net unrealized loss on marketable securities                       (10)           (14)
  Treasury Stock                                                  (5,765)        (5,765)
                                                             -----------      ----------
TOTAL SHAREHOLDERS' EQUITY                                        47,588         41,678
                                                             -----------      ----------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                     $    78,027      $  71,119
                                                             ===========      ==========


Note: The balance sheet at June 27, 1997, has been derived from audited financial statements at that date.

See notes to condensed consolidated financial statements.

                             C-COR ELECTRONICS, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                     Thirteen Weeks Ended                 Thirty-Nine Weeks Ended
                                                  March 27,           March 28,        March 27,            March 28,
                                                    1998                1997             1998                1997
                                                -----------          -----------     -----------          -----------
                                                               (000's omitted, except per share data)
 NET SALES                                      $   40,248          $   32,801       $  114,498           $   95,346
                                                -----------          -----------     -----------          -----------

 COSTS AND EXPENSES:
   Cost of sales                                    31,574              26,367           89,171               75,733
   Selling, general and administrative
     expenses                                        3,948               3,992           11,275               11,225
   Research and product development costs            1,877               1,477            5,340                4,258
   Interest expense                                    115                  59              268                  175
   Investment income                                    (7)                (31)             (19)                 (96)
   Foreign exchange loss (gain)                        (33)                (10)             111                  (37)
   Other expense (income)                              (15)               (105)             273                  (60)
                                                -----------          -----------     -----------          -----------
                                                    37,459              31,749          106,419               91,198
                                                -----------          -----------     -----------          -----------

 INCOME FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES                               2,789               1,052            8,079                4,148

 INCOME TAX EXPENSE (BENEFIT)                          912                (294)           2,735                  706
                                                -----------          -----------     -----------          -----------

 INCOME FROM CONTINUING OPERATIONS                   1,877               1,346            5,344                3,442

 DISCONTINUED OPERATIONS:
 Loss from operations of discontinued
   business segment, net of applicable
   income tax benefit                                    0              (1,182)               0               (2,184)

 Gain on disposal of discontinued
   business segment, less applicable
   income tax expense                                  363                   0              363                    0
                                                -----------          -----------     -----------          -----------

 NET INCOME                                     $    2,240           $     164       $    5,707           $    1,258
                                                ===========          ===========     ===========          ===========

 NET INCOME (LOSS) PER SHARE - (BASIC):

   Continuing operations                        $     0.20           $    0.14       $    0.58            $     0.36
   Discontinued operations                            0.04               (0.12)           0.04                 (0.23)
                                                -----------          -----------     -----------          -----------
 NET INCOME PER SHARE                           $     0.24           $    0.02       $    0.62            $     0.13
                                                ===========          ===========     ===========          ===========

 NET INCOME (LOSS) PER SHARE - (ASSUMING DILUTION):

   Continuing operations                        $     0.20           $    0.14       $    0.57            $     0.35
   Discontinued operations                            0.04               (0.12)           0.04                 (0.22)
                                                -----------          -----------     -----------          -----------
 NET INCOME PER SHARE                           $     0.24           $    0.02       $    0.61            $     0.13
                                                ===========          ===========     ===========          ===========

 See notes to condensed consolidated financial statements.

                             C-COR ELECTRONICS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                                Thirty-Nine Weeks Ended
                                                              March 27,         March 28,
                                                                 1998             1997
                                                             -----------       -----------
                                                                    (000's omitted)

 OPERATING ACTIVITIES
 Net Income                                                  $ 5,707           $ 1,258
   Adjustments to reconcile net income to net cash
     and cash equivalents provided by operating
     activities:
   Depreciation and amortization                               4,682             3,924
   Gain on disposal of discontinued operations,
     net of tax expense                                         (363)                -
   Provision for deferred retirement salary plan                 272               249
   Loss on sales of property, plant and equipment                  -                25
   Changes in operating assets and liabilities:
     Accounts receivable                                      (1,636)            3,762
     Inventories                                              (1,980)           (2,374)
     Other assets                                             (1,257)             (189)
     Accounts payable                                            941             1,631
     Accrued liabilities                                       2,452            (1,624)
     Deferred income taxes                                      (599)              331
     Discontinued operations - working capital changes
      and noncash charges                                      1,536              (506)
 NET CASH AND CASH EQUIVALENTS PROVIDED BY                  -----------       -----------
   OPERATING ACTIVITIES                                        9,755             6,487
                                                            -----------       -----------
 INVESTING ACTIVITIES
   Purchase of property, plant and equipment                  (7,591)           (4,408)
   Purchase of marketable securities                               -              (200)
   Proceeds from sale of marketable securities                    15               205
   Proceeds from sales of property, plant, and equipment           -                12
   Investing activities of discontinued operations                22              (648)
 NET CASH AND CASH EQUIVALENTS                              -----------       -----------
    USED IN  INVESTING ACTIVITIES                             (7,554)           (5,039)
                                                            -----------       -----------
 FINANCING ACTIVITIES
   Payment of debt and capital lease obligations                (624)             (624)
   Proceeds from line-of-credit                               44,961             4,240
   Payment of line-of-credit                                 (46,750)           (2,579)
   Tax benefit deriving from exercise and
     sale of stock option shares                                   -                71
   Issue common stock to employee stock purchase plan             40                78
   Proceeds from exercise of stock options                       145               148
   Purchase of treasury stock                                      -            (3,062)
 NET CASH AND CASH EQUIVALENTS  USED IN                     -----------       -----------
   FINANCING ACTIVITIES                                       (2,228)           (1,728)
                                                            -----------       -----------
 INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                (27)             (280)
 Cash and cash equivalents at beginning of period                452             1,474
                                                            -----------       -----------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $   425           $ 1,194
                                                            ===========       ===========

 See notes to condensed consolidated financial statements.

                            C-COR ELECTRONICS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying, unaudited, condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, and in the opinion of management, contain all adjustments (consisting only of normal, recurring adjustments) necessary to fairly present the Company's financial position as of March 27, 1998, and the results of its operations for the thirteen-week and thirty-nine-week periods then ended. Operating results for the thirteen-week and thirty-nine-week periods are not necessarily indicative of the results that may be expected for the year ending June 26, 1998. For further information, refer to financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 27, 1997.

2. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of:

                                                    March 27,             June 27,
                                                      1998                  1997
                                                ----------------       ----------------
                                                           (000's omitted)
Accounts payable                                        $ 9,577                $ 8,636
Accrued incentive plan expense                            1,195                      0
Accrued vacation expense                                  1,414                  1,358
Accrued salary expense                                    1,421                    569
Accrued payroll and sales tax expense                       822                    555
Accrued warranty expense                                  2,304                  2,185
Accrued workers compensation
  self-insurance expense                                  1,582                  1,162
Accrued other                                               539                    996
                                                ----------------       ----------------
                                                        $18,854                $15,461
                                                ================       ================

===============================================================================
Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

General
The following discussion addresses the financial condition of the Company as of March 27, 1998, and the results of operations for the thirteen-week and thirty-nine-week periods ended March 27, 1998, compared with the corresponding periods of the prior year. This discussion should be read in conjunction with the Management's Discussion and Analysis section for the fiscal year ended June 27, 1997, included in the Company's Annual Report on Form 10-K.

Disclosure Regarding Forward-Looking Statements
Some of the information presented in this report constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements concerning the continuation of increased domestic spending for network upgrades, the continuation of competitive pricing pressures, anticipated new product development initiatives, and the continued availability of capital resources. Although the Company believes its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Factors which could cause actual results to differ from expectations include the timing of orders received from customers, the gain or loss of significant customers, changes in the mix of products sold, new product development activities, changes in the cost and availability of parts and supplies, fluctuations in warranty costs, economic conditions affecting domestic and international markets, regulatory changes affecting the telecommunications industry, in general, and the Company's operations, in particular, competition and changes in domestic and international demand for the Company's products, and other factors which may impact operations and manufacturing. For additional information concerning these and other important factors which may cause the Company's actual results to differ materially from expectations and underlying assumptions, please refer to the Company's reports filed on Form 10-K and other reports filed with the Securities and Exchange Commission.

Results of Operations
Net sales for the thirteen-week period ended March 27, 1998, were $40,248,000, an increase of 23% from the prior year's sales of $32,801,000 for the corresponding period. Net sales for the thirty-nine-week period ended March 27, 1998, were $114,498,000, an increase of 20% from sales of $95,346,000 for the corresponding period of the prior year. The increases in sales for the quarter and year-to-date periods were primarily attributable to increased demand for RF and AM FO distribution products by domestic and international customers in the cable television (CATV) industry.

Domestic sales, as a percentage of total consolidated sales, were 83% for the thirteen-week period ended March 27, 1998, and 75% for the thirty-nine week period ended March 27, 1998. This compares to 82% and 79% for the corresponding periods of the prior year. Sales to domestic customers increased 23% during the quarter ended March 27, 1998, and 14% for the period year-to-date, compared to the corresponding periods of the prior year. The Company believes that many domestic CATV operators have continued to increase their capital spending, and as a result, the Company has experienced increased demand for hybrid/fiber coax
(HFC) distribution equipment. The Company believes the increased capital spending has been driven by customer demands for improved services, affecting not only voice and video requirements, but also demand for high-speed data transmission. This increased demand by CATV operators for improved services has translated into an increased need for higher bandwidth products in order to support these services. In the domestic CATV market, certain CATV operators are beginning upgrade activities, while others are in various stages of completion. As a result, demand patterns can vary depending on the distinct requirements for each customer.

International sales, as a percentage of total consolidated sales, were 17% for the thirteen-week period ended March 27, 1998, and 25% for the thirty-nine-week period ended March 27, 1998. This compares to 18% and 21% for the corresponding periods of the prior year. Sales to international customers increased 19% during the quarter ended March 27, 1998, and 43% for the period year-to-date, compared to the corresponding periods of the prior year. The increase for the quarter resulted primarily from increased demand in Canada, Europe and Latin America. The increase, year-to-date, derives primarily from increased demand in Canada, Asia, and Europe. Order levels from international customers, primarily in Asia and Canada, declined during the quarter ending March 27, 1998, relative to the Company's expectations. The Company continues to monitor its business activities in the Asian market and the effect that current economic conditions may have on present and future order trends. The international markets continue to represent distinct markets for CATV equipment, and, in general, demand can be highly variable.

The Company's backlog of sales orders at March 27, 1998, was approximately $27.2 million, down from approximately $36.8 million at the end of the previous quarter ended December 27, 1997. The Company booked approximately $30.6 million of new sales orders during the quarter ended March 27, 1998, compared to $36.1 million of new sales orders booked during the second quarter of the current fiscal year. Lower order rates can be attributed primarily to weakness in the international markets during the quarter, primarily in Asia and Canada. In addition, the Company believes recent trends indicate that order patterns have changed, from longer blanket orders, to shorter lead-time orders.

Gross profit percentage for the thirteen-week period ended March 27, 1998, was 21.6% versus 19.6% for the corresponding period of the prior year. Gross profit percentage for the thirty-nine-week period ended March 27, 1998, was 22.1% versus 20.6% for the corresponding period the prior year. The increase in the gross profit margin for the quarter and year-to-date periods is primarily a result of changes in customer and product mix, and efficiencies resulting from higher production volumes. Although pricing pressures continue, the Company has undertaken initiatives to lower manufacturing costs by improving manufacturing processes in order to enhance efficiency and productivity, and redesigning products to enhance manufacturability and reduce material costs. The Company has begun manufacturing the power supply component of its RF amplifier products in Tijuana, Mexico. The Company continues to ramp up production at this new manufacturing facility, and anticipates the complete transfer of production of this component by the end of its current fiscal year.

Selling, general and administrative expenses for the thirteen-week period ended March 27, 1998, were $3,948,000, compared to $3,992,000 for the same period of the prior year. Selling, general and administrative expenses for the thirty-nine-week period ended March 27, 1998, were $11,275,000, compared to $11,225,000 for the same period of the prior year. Selling, general and administrative expenses declined as a percentage of net sales for the quarter and year-to-date periods, compared to the same periods the prior year, reflecting the Company's continued efforts to control expenditures.

Research and product development costs for the thirteen-week period ended March 27, 1998, were $1,877,000, an increase of 27% over the prior year's total of $1,477,000 for the corresponding period. Research and product development costs for the thirty-nine-week period ended March 27, 1998, were $5,340,000, an increase of 25% over the prior year's total of $4,258,000 for the same period. The increase for the quarter and year-to-date periods is primarily a result of higher personnel costs and additional expenditures for AM fiber optics and network management product development. The Company recently announced Navicor(TM), an entire family of modular AM fiber optic nodes and optical lid upgrades, as well as CNM(TM) System 2, a new generation of its Cable Network Management (CNM) platform. Both products are currently in development.
Anticipated new product development initiatives are expected to increase research and product development expenses in future periods.

Interest expense for the thirteen-week period ended March 27, 1998, was $115,000, an increase of 95% over the prior year's total of $59,000 for the same period. Interest expense for the thirty-nine-week period ended March 27, 1998, was $268,000, an increase of 53% over the prior year's total of $175,000 for the same period. The increase for the quarter and year-to-date periods is primarily a result of higher borrowings on the Company's line-of-credit to support higher production levels.

The effective income tax rate for the thirteen-week period ended March 27, 1998, was 32.7%. This compares to an effective income tax benefit rate of 27.9% for the corresponding period the prior year. The effective income tax rate for the thirty-nine-week period ended March 27, 1998, was 33.8%. This compares to an effective income tax rate of 17.0% for the corresponding period the prior year. The higher effective tax rates for the current quarter and year-to-date periods, compared to the same periods the prior year, is a result of a tax benefit of approximately $593,000 that was recorded during the third quarter of the prior fiscal year. The tax benefit resulted from reassessment of the Company's foreign sales transactions for the prior three years and optimization of the tax benefits derived from its Foreign Sales Corporation (FSC).

Income from continuing operations for the thirteen-week period ended March 27, 1998, was $1,877,000 or $0.20 per share on a diluted basis, versus $1,346,000 or $0.14 per share on a diluted basis for the same period of the prior year. Income from continuing operations for the thirty-nine-week period ended March 27, 1998, was $5,344,000 or $0.57 per share on a diluted basis, versus $3,442,000 or $0.35 per share on a diluted basis for the same period of the prior year.

Results of Discontinued Operations
On July 10, 1997, the Company announced the discontinuation of its digital fiber optic business segment located in Fremont, California, in a phase-down process expected to span nine months. Anticipated wind-down costs were recorded as a loss on disposal of the discontinued segment in the results of discontinued operations for the Company's prior fiscal year ended June 27, 1997. The Company substantially completed the wind-down of this operation as of the quarter ended March 27, 1998. A gain on disposal of the discontinued business segment of $363,000, net of applicable tax expense of $188,000, was recorded during the thirteen-week period ended March 27, 1998, equating to $0.04 per share on a diluted basis for the current quarter and year-to-date periods. The gain represents an adjustment of the estimated loss on the disposal of the business segment, previously reported in the fourth quarter of the Company's fiscal year 1997. The gain derived primarily from lower than anticipated operating costs from the measurement date to the disposal date, and higher than anticipated proceeds associated with the disposal of assets, primarily inventory. Losses recorded from operations of the discontinued business segment for the quarter and year-to-date periods of the prior fiscal year, were ($1,182,000), net of applicable tax benefit of ($578,000), or ($0.12) per share on a diluted basis and ($2,184,000), net of applicable tax benefit of ($1,060,000), or ($0.22) per share on a diluted basis, respectively.

Liquidity and Capital Resources
The Company's current ratio at March 27, 1998, was 2.1, as compared to 2.1 at June 27, 1997. The Company's cash and cash equivalents decreased $27,000 during the first 9 months of fiscal year 1998. Net cash provided by operating activities generated $9,755,000, after working capital changes of $1,536,000, related to discontinued operations.

The Company's working capital increased $2,610,000 since June 27, 1997. Inventory levels increased from $19,140,000 to $21,120,000, due to purchase requirements to meet current and anticipated volume levels. Accounts payable and accrued liabilities increased from $15,461,000 at June 27, 1997, to $18,854,000 as of March 27, 1998, due primarily to increased accounts payable resulting from higher inventory purchases and expense accrued under the Company's profit incentive plan.

Cash used in investing activities totaled $7,554,000 as of March 27, 1998, compared to $5,039,000 for the corresponding period the prior year. Investing activities consisted primarily of purchases and replacement of property, plant and equipment.

Cash used in financing activities totaled $2,228,000 as of March 27, 1998, compared to $1,728,000 for the corresponding period the prior year. Financing activities consisted primarily of borrowings and payments on the Company's line-of-credit.

On September 4, 1997, the Company announced a stock repurchase program to repurchase up to 500,000 shares of C-COR common stock. The shares may be purchased from time to time in the open market through block or privately negotiated transactions, or otherwise. The Company intends to use its currently available capital resources to fund the purchases. The repurchased stock is expected to be held by the Company as treasury stock to be used to meet the Company's obligations under its present and future stock option plans and for other corporate purposes. As of March 27, 1998, no shares had been repurchased under this stock repurchase program.

The Company maintains a line-of-credit with a bank pursuant to which it may borrow the lesser of $23,000,000 or a percentage of eligible accounts receivable and inventory. Borrowings under the line-of-credit are secured by accounts receivable and inventory. The line-of-credit is committed through October 30, 1998, at which time the Company anticipates renewal. The Company had borrowings on the line-of-credit as of March 27, 1998, of $1,677,000. This compares to an outstanding balance of $3,466,000 at the end of the Company's fiscal year ended June 27, 1997. Based upon the Company's analysis of eligible accounts receivable and inventory, an additional $19,022,000 was available under the line-of-credit at March 27, 1998.

Management believes that operating cash flow, as well as the line-of-credit, will be adequate to provide for all cash requirements for the foreseeable future, subject to requirements that additional growth or strategic development might dictate.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

As previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended June 27, 1997, on or about March 31, 1995, certain shareholders of the Company filed a complaint in the United States District Court for the Eastern District of Pennsylvania against the Company and its Chief Executive Officer alleging violation of Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and common law. On September 27, 1997, a tentative settlement was reached with respect to this litigation. On April 20, 1998, the court preliminarily approved the settlement and scheduled a final hearing to approve the settlement to be held on July 7, 1998. The settlement amount was recorded in the financial statements during the first quarter of the Company's current fiscal year.

Item 6.  Exhibits and Reports on Form 8-K.

         The following exhibits are included herein:

         (11)     Statement re: computation of earnings per share
         (27)     Financial Data Schedule

Reports on Form 8-K filed during the reporting period:

None

Reports on Form 8-K filed subsequent to the reporting period:

On March 30, 1998, the Registrant filed a Form 8-K with the Securities and Exchange Commission reporting that Scott C. Chandler had resigned as the Registrant's President and Chief Executive Officer and as a Director of C-COR Electronics, Inc.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              C-COR ELECTRONICS, INC.
                                              (Registrant)



Date:     May 11, 1998                        /s/ CHRIS A. MILLER
      -----------------------                 --------------------------
                                              C.P.A., Vice President-Finance
                                              Secretary and Treasurer
                                              (Principal Financial Officer)




Date:     May 11, 1998                        /s/ JOSEPH E. ZAVACKY
      -----------------------                 ---------------------------
                                              Controller and Assistant Secretary
                                              (Principal Accounting Officer)