Form 10-K
period 1998-06-26
C COR ELECTRONICS INC
filed 1998-09-24
CIK 350621

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-K
 (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Fiscal Year Ended June 26, 1998

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

As of September 4, 1998, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $123,715,006.

As of September 4, 1998, the Registrant had 9,157,124 shares of Common Stock outstanding.

Documents Incorporated by Reference:

        1)     1998 Annual Report to Shareholders (Parts I, II and IV)
        2)     Proxy Statement dated September 21, 1998 (Part III)

                                     PART I

Item 1.  Business

Some of the information presented in this report constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including without limitation, continuation of increased domestic spending for network upgrades, the continuation of competitive pricing pressures, anticipated increased spending on product development, the continued availability of capital resources and the Corporation's ability to assess the risks of the year 2000 issue, with respect to its operations, and resolve them in a timely manner. Although the Corporation believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Factors which could cause actual results to differ from expectations include the timing of orders received from customers, the gain or loss of significant customers, changes in the mix of products sold, changes in the cost and availability of parts and supplies, fluctuations in warranty costs, new product development activities, economic conditions affecting domestic and international markets, regulatory changes affecting the telecommunications industry, in general, and the Corporation's operations, in particular, competition and changes in domestic and international demand for the Corporation's products and other factors which may impact operations and manufacturing. For additional information concerning these and other important factors, which may cause the Corporation's actual results to differ materially from expectations and underlying assumptions, please refer to reports filed by the Corporation with the Securities and Exchange Commission.


Introduction

C-COR Electronics, Inc. (the "Corporation") was incorporated in the Commonwealth of Pennsylvania on June 30, 1953. In fiscal year 1998 and prior to fiscal year 1996, the Corporation operated in one industry segment broadly defined as the Electronic Distribution Products segment which represents the Corporation's continuing operations and provides hybrid fiber/coax (HFC) equipment for signal distribution applications, primarily to the CATV market. In fiscal years 1997 and 1996, the Corporation operated in two industry segments: the Electronic Distribution Products segment and the Digital Fiber Optics Transmission Products segment which has been reported as a discontinued business segment. The Digital Fiber Optics Transmission Products segment provided products for long-distance, point-to-point video, voice and data signal transmission applications, primarily for telephony, distance-learning and other non-CATV markets. On July 10, 1997, the Corporation announced the discontinuance of its Digital Fiber Optics Transmission Products segment in a nine-month wind-down process. See "Discontinued Operations." In the remainder of this document, the discussions are based on the Corporation's continuing operations, the Electronic Distribution Products segment, except where the context indicates otherwise.

The Corporation's headquarters are in State College, Pennsylvania, and its manufacturing facilities are in State College and Tipton, Pennsylvania, and in Tijuana, Mexico. The Corporation also maintains administrative offices in
Toronto, Canada; Almere, The Netherlands; and Hong Kong. In fiscal year 1998, the Corporation began manufacturing the power supply component of its RF amplifier products in Tijuana, Mexico. The Corporation substantially completed the transfer of the power supply component production to this facility as of June 26, 1998, and continues to ramp up production at this manufacturing facility.  As part  of a  restructuring,  on  June  25,  1998,  the  Corporation announced  the  closing  of  its  manufacturing  plant  located  in  Reedsville,
Pennsylvania. Additional information regarding this restructuring is incorporated by reference to Note A (Summary of Significant Accounting Policies) on page 22 of the Registrant's 1998 Annual Report to Shareholders.

The Corporation has been approved for ISO 9001 registration at its Pennsylvania and Tijuana manufacturing facilities. ISO 9001 is the most comprehensive of all ISO 9000 series requirements and includes quality assurance in design, development, production, installation, and servicing. Criteria for registration are set by the International Organization for Standardization, whose function is to develop global standards in an effort to improve the exchange of goods and services internationally. This designation builds on the Corporation's reputation as a high-quality, global provider of transmission electronics.

ELECTRONICS DISTRIBUTION PRODUCTS SEGMENT

Products and Services

The Corporation provides three principal product families for use in broadband voice, video, and data networks: RF amplifiers, amplitude modulation (AM) fiber optic equipment, and network management systems. Amplifiers include a series of FlexNet(R) 862 MHz and 750 MHz trunks, terminating bridgers, and line extenders designed specifically for use in today's widely accepted HFC network architectures. The newest addition to this line is FlexNet(R) 900 Series amplifiers, which offer high performance, two-way capability, and advanced powering for today's complex communications networks. The Corporation's other RF distribution products include push-pull, power-doubling, and feedforward technologies; trunk, minitrunk, and split-band amplifiers; and main line passives to 1 GHz. For the international markets, particularly Europe, the Corporation offers the I-Flex(TM) global product family, specially designed for fiber-intensive architectures that require cabinet and pedestal mount housings. Featuring 862 MHz bandwidth capability, the I-Flex(TM) product line consists of amplifiers and fiber optic nodes. During fiscal year 1998, the Corporation introduced two new I-Flex products, the line extender and the network management agent, which the Corporation expects to be available for shipment beginning in fiscal year 1999.

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

During fiscal year 1998, the Corporation introduced a completely new line of AM fiber optic headend and node products for use in HFC applications. The
Corporation expects these products to be available for shipment beginning in fiscal year 1999. Bearing the trade name NAVICOR(TM), these products offer a total solution approach to the distribution portion of the network. Three of the new headend products are used to transmit and receive voice, video and data signals: the AM headend rack system, the 1550 nm transmitter and the erbium-doped fiber amplifier (EDFA). NAVICOR optical nodes include the Quadrant: four active output node, and two versions of the FlexNet(R) node: the Compass and the GPS. The Corporation believes this group of nodes offers the flexibility, scalability and cost effectiveness network operators are looking for as they build today while planning for the future.

The Corporation believes network management is playing a critical role in communication systems. CNM is the Corporation's network management system. This user-friendly, computer-based control and monitoring system aids in outage prediction, notifying the operator of problems, often before they even occur, so maintenance crews can go directly to a problem without having to search the system unit by unit. During fiscal year 1998, the Corporation introduced the latest version of this product, CNM System 2, which is expected to be available for shipment in fiscal year 1999.

In support of its products, the Corporation offers a complete line of technical customer services, including pre-sale analysis and consultation, network design, field engineering, technical documentation, training seminars, and equipment repair and testing.

Sales and Distribution

The Corporation's principal customers include operators of communication networks worldwide, as well as network integrators. Consolidation has occurred among cable operators in the domestic CATV industry; however, the Corporation does not consider that occurrence to have had a material impact on its business. Most of the Corporation's sales are comprised of equipment manufactured or provided by the Corporation, with the remainder being from services. Sales efforts are conducted from the Corporation's headquarters; from offices in Colorado, Canada, Europe and Hong Kong; and from 8 regional sales offices located throughout the United States.

For the fiscal year ended June 26, 1998, the Corporation's international sales represented 21% of net sales, primarily in the Canadian, Asian, European, and Latin American markets. In fiscal years ended June 27, 1997, and June 28, 1996, international sales were 19% and 39%, respectively, of net sales. See the discussion of segment information in the Corporation's 1998 Annual Report to Shareholders, Note R, incorporated herein by reference.

During the past fiscal year,  the  Corporation's  CATV  customers  have included almost all of the largest system operators in the United States. The Corporation's largest customer during the fiscal year ended June 26, 1998, was Time Warner Cable, which accounted for 31% of net sales. The Corporation's largest customer during the fiscal year ended June 27, 1997, was Time Warner Cable, which accounted for 36% of net sales. The Corporation's largest customers during the fiscal year ended June 28, 1996, were Rogers Cablesystems, Inc. and Time Warner Cable, each accounting for 18% of net sales. No other customer accounted for 10% or more of net sales during fiscal years 1996, 1997, and 1998, respectively.

At June 26, 1998, the Corporation's backlog of orders was $24.0 million. At June 27, 1997, the Corporation's backlog of orders was $34.9 million, and at June 28, 1996, it was $24.3 million. For additional information regarding backlog, refer to Management's Discussion and Analysis of Financial Condition and Results of Operation incorporated herein by reference to pages 13 through 16 of the Registrant's 1998 Annual Report to Shareholders.

Research and Product Development

The Corporation operates in an industry that is subject to rapid changes in technology. The Corporation's ability to compete successfully depends in large part upon its ability to react to such changes. Accordingly, the Corporation is engaged in ongoing research and development activities that are intended to advance existing product lines, provide custom-designed variations of existing product lines, and develop or evaluate new products. Research and development activities for the three major product groups are conducted at the Corporation's headquarters. The Corporation has an interdepartmental team which assigns product development priorities. The result is a market-driven set of guidelines for the timely development of new products. During the past fiscal year, research and product development expenditures were primarily directed at expanding the Corporation's AM fiber optic technology and network management systems and RF amplifier line.

During fiscal year 1998, the Corporation also continued with product development process improvements to reduce cycle time to design, develop and deliver new products; reduce manufacturing costs; and improve design quality.

During the fiscal years ended June 26, 1998, June 27, 1997, and June 28, 1996, the Corporation spent approximately $7,459,000, $5,681,000, and $4,857,000, respectively, on research and development related to AM fiber optic systems, RF distribution equipment, and network management. Anticipated product development initiatives focused on AM fiber optics, network management, and other technology areas, are expected to result in increased research and development expense in future years. No research and product development expenditures above have been capitalized.

Competition

The Corporation's products are marketed with emphasis on their premium quality and are generally priced competitively with other manufacturers' product lines. Equipment reliability, superior customer service, and an enhanced warranty program are several of the key criteria for competition. In these respects, the Corporation considers its competitive position to be favorable. Other bases for competition include pricing and technological leadership. Although less expensive products are available, the Corporation believes it is in a competitive position with respect to pricing. The Corporation believes that its strong commitment to efficient network design, a broad offering of technical customer services, and its focus on research and development, enhance its competitive position in the market.

There are several competing equipment vendors selling network products in the United States, a few of which have greater sales of similar equipment than the Corporation. The Corporation believes it offers a broader product line in the RF distribution amplifier segment of the market, along with a growing number of AM fiber optic and network management products.

Currently, CATV networks serve more than 65.0 million subscribers in the United States. CATV construction has evolved to the point where this network passes over 95% of TV households in the United States. The CATV industry claims that market penetration is approximately 65%. Over the next several years, most industry observers expect this trend to continue; however, there are alternative methods of distributing entertainment video or information services to subscribers. All of the methods compete, to a limited extent, with conventional CATV services. The alternative distribution technologies include Off-Air Broadcast Service, Multipoint Multichannel Distribution Service (MMDS), Local Multichannel Distribution Service (LMDS), Satellite Master Antenna Television (SMATV), and Direct Broadcast Satellite Service (DBS). Generally, these alternative technologies are limited in terms of their ability to deliver two-way service and local programming. Based upon these limitations, it is the Corporation's belief that such technologies will mature to the point where they serve a relatively narrow segment of the market. On the other hand, a CATV network has two-way capability and has the ability to deliver substantial amounts of information to subscribers. As a result, the Corporation believes the CATV industry is uniquely positioned to benefit from the evolution that is occurring in the telecommunications industry, particularly in the area of high-speed data delivery. Similarly, due to its reputation and long-standing tradition of servicing the CATV industry with excellence, the Corporation believes it is strategically positioned to grow and expand with the CATV industry.

External Influences/Industry

The primary market factors affecting the global communications industry include access to technology advancements, funding, and government regulations. The increased demand for products offered by the Corporation to domestic and international customers has resulted from a combination of the market factors listed above. In recent years, the global communications industry has grown rapidly by constructing networks to meet the increased demand for video, voice, and data services.

A significant amount of consolidation has occurred over recent years in the domestic communications industry. In the CATV industry, cable companies have acquired other cable companies in order to achieve efficiency through clustering of properties. Telephone companies have also made investments in and acquisitions of cable companies and other telephone companies. In the spring of 1998, AT&T announced the proposed acquisition of Tele-Communications, Inc. a major cable operator.

In the area of technology, advancements in the global communications industry are occurring at a rapid rate. Traditional, one-way broadband amplifier cascades are being replaced by two-way HFC architectures which employ fiber optic electronics to individual service cells (nodes). The Corporation believes that HFC networks could have significant strategic advantages in the future as the demand grows for the highest-capacity, lowest-cost networks for delivery of two-way, high-speed, data service. The Corporation has combined its strength in conventional RF amplifiers with an increasing presence in the areas of AM fiber optics and network management systems, and believes it is well positioned to be a supplier in the interactive multimedia network industry.

Cable operators have traditionally used HFC network architectures for providing video services to the home. The HFC network architecture used in the CATV industry has been utilized by several telephone operating companies, while others continue to explore their options between HFC and other approaches and technologies, such as DBS, FTTC (fiber to the curb) and ADSL (asymmetrical digital subscriber line).

The regulatory environment in the United States has changed with passage of the Telecommunications Act of 1996. Key provisions of the Telecommunications Act are designed to enhance competition in the industry in that they permit telephone companies to sell video services, and in some cases, to buy out local cable companies; allow cable operators to control charges for many channels; allow Regional Bell Operating Companies (RBOC's) to sell long-distance services, under certain conditions; require local phone companies to open their networks to competitors; and allow RBOCs to manufacture customer equipment.

International requirements for advanced services are increasing as well, as mature markets are deregulating, and emerging economies are seeking to expand their communications capabilities. The Corporation sees the international markets as a key growth area now, and in the future, and will continue to pursue opportunities in the international markets. The international markets continue to represent distinct markets for HFC distribution equipment, and, in general, demand can be highly variable.

Employees

The Corporation had approximately 1,200 employees as of September 4, 1998, of whom approximately 70% were engaged in manufacturing, inspection, and quality control activities. The remainder were engaged in executive, administrative, sales, product development, research, and technical customer services activities. The technical staff includes 93 engineers with baccalaureate or more advanced degrees, and an additional 279 persons with at least two years of technical college or military education equivalent to a two-year degree.

Suppliers

The Corporation closely monitors supplier delivery performance and quality and employs a strategy of limiting the total number of global suppliers to those who are quality leaders in their respective specialties and who will work with the Corporation as partners in the supply function. Typical items purchased are die cast aluminum housings, RF hybrids, printed circuit boards, fiber optic laser transmitter assemblies, and standard electronic components. Although a few of the components used by the Corporation are single-sourced, the Corporation has experienced no significant difficulties to date in obtaining adequate quantities of raw materials and component parts.

The Corporation uses in-house vendor supply relationships to gain access to key parts needed in the manufacturing process on a "just-in-time" basis. The Corporation has implemented a number of in-house vendor supply relationships to date, and will continue to establish such relationships in the future in order to decrease vendor lead times and reduce on-hand inventory.

DISCONTINUED OPERATIONS

Digital Fiber Optics Transmission Products Segment

On July 10, 1997, the Corporation announced the discontinuance of its Digital Fiber Optics Transmission Products segment in a nine-month wind-down process. The Corporation substantially completed the wind-down of this operation as of March 1998. The Digital Fiber Optics Transmission Products segment provided products for long-distance, point-to-point video, voice and data signal transmission applications, primarily for telephony, distance-learning and other non-CATV markets. Customers were primarily telcos, major broadcast companies and educational institutions. The decision to discontinue this segment was based on an assessment of the potential return on continued funding of product development for the Corporation's proprietary digital technology versus other opportunities for investments in the Corporation's core business, especially AM fiber optics technology.

Research and development expenditures for this segment were $4,005,000 and $4,544,000 in fiscal years 1997 and 1996, respectively.

This business segment has been accounted for as a discontinued business segment and its results have been excluded from continuing operations for all periods presented in the Corporation's consolidated financial statements incorporated herein by reference to pages 17 through 20 of the Registrant's 1998 Annual Report to Shareholders.

Additional information regarding discontinued operations and segment performance is incorporated by reference to Notes B (Discontinued Operations) and R (Segment Information) on pages 23 and 29 of the Registrant's 1998 Annual Report to Shareholders.

Item 2.  Properties

The Corporation operates the following principal facilities:

                                                                         Approximate      (O)Owned
Location                             Principal Use                       Square Feet      (L)Leased
State College, Pennsylvania          Administrative Offices
                                     and Manufacturing                   133,000              O
Tipton, Pennsylvania                 Manufacturing                        45,000              O
Reedsville, Pennsylvania(1)          Manufacturing                        60,000              O
Tijuana, Mexico(2)                   Manufacturing                        25,200              L
Almere, The Netherlands              Administrative Offices               14,100              L
Ajax, Ontario, Canada                Administrative Offices                5,000              L

(1) On June 25, 1998, the Corporation announced its decision to close its manufacturing plant located in Reedsville, Pennsylvania, in order to reduce costs and improve productivity and asset utilization. The Corporation had a Lease/Option to Purchase Agreement with the Mifflin County Industrial Development Corporation for the building and improvements located in Reedsville, Pennsylvania. On August 10, 1998, the Corporation purchased the facility, which is being held for sale.

(2) As of June 26, 1998, the Corporation leased approximately 25,200 square feet of real property located in Tijuana, Mexico, for the purpose of manufacturing. The Corporation has entered into a new lease agreement for manufacturing space of approximately 61,900 square feet of real property, also located in Tijuana, Mexico. The new lease commenced on September 15, 1998. The prior lease will be terminated at such time as the Corporation has transferred all manufacturing to the new facility, currently projected to take place by November 30, 1998.

The Corporation believes its current facilities are well maintained and in good operating condition, and that such facilities are sufficient for its present operations.

Item 3. Legal Proceedings

On or about March 31, 1995, certain shareholders of the Corporation filed a complaint in the United States District Court for the Eastern District of Pennsylvania against the Corporation and its Chief Executive Officer alleging violations of Sections 10 (b) and 20 (a) of the Securities Exchange Act of 1934 and common law. On September 27, 1997, a tentative settlement was reached with respect to this litigation, and the settlement amount was recorded in the financial statements during the first quarter of fiscal year 1998. On July 14, 1998, the United States District Court for the Eastern District of Pennsylvania approved the settlement reached by the parties and dismissed the case with prejudice.

On August 28, 1998, the Corporation filed a complaint against Rockwell International Corp. ("Rockwell") in the United States District Court for the Middle District of Pennsylvania. The complaint was served on Rockwell on September 11, 1998. The complaint alleges breach of contract, breach of implied warranty and breach of the implied covenant of good faith and fair dealing by Rockwell in connection with the development by Rockwell and sale to the Corporation of an application specific integrated circuit ("ASIC") to be used by the Corporation in the manufacture of high-speed digital fiber optic receivers and transmitters. The ASIC was a component used in products sold by the Corporation as part of its Digital Fiber Optics Transmission Products Segment, which has been discontinued. The lawsuit seeks damages of not less than $10,000,000.

Item 4.  Submission of Matters to a Vote of Securities Holders

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 26, 1998.

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

Name                     Age       Position/Experience

Richard                            E. Perry 68 Chairman  since June 1986;  Chief
                                   Executive  Officer  from  July 1985 to August
                                   1996  and  from  March  1998  to  July  1998;
                                   President  from  July 1985  through  December
                                   1992.

David A. Woodle          42        President  and Chief  Executive  Officer
                                   since July 20,1998; General Manager-
                                   Strategic Systems of Raytheon Systems
                                   Company, a company providing computer systems
                                   integration services to government and
                                   commercial customers, from January 1998 to
                                   July 1998; Vice President and General
                                   Manager, Raytheon E-Systems, HRB Systems
                                   from June 1996 to January 1998; VP, Strategic
                                   Programs and TMS, Raytheon E-Systems, HRB
                                   Systems from October 1990 to June 1996.

Edwin S. Childs          59        Vice President-Human Resources since August
                                   1996; Director, Human Resources from
                                   September 1986 to July 1996.

David J. Eng             45        Sr. Vice President-Sales since September
                                   1998; Sr. Vice President-Worldwide Sales from
                                   March 1997 to September 1998; Vice President-
                                   Sales, North, Central and South America from
                                   August 1996 to March 1997;  Vice President-
                                   Sales & Marketing from August 1994 to August
                                   1996.  Director, Regional Telephony Sales,
                                   Scientific Atlanta, Inc. from March 1993 to
                                   July  1994; Regional Sales Manager,
                                   Scientific Atlanta, Inc. from April  1985  to
                                   February 1993.

Lawrence R. Fisher, Jr.  48        Vice President-Engineering since August 1996;
                                   Director, RF Engineering Product Development
                                   from June 1995 to July 1996; Manager, RF
                                   Engineering from June 1994 to May 1995.
                                   Director of Engineering, Calan, Inc. from
                                   January 1993 to May 1994.

Lynn D. Hutcheson        50        Senior Vice President-Engineering and
                                   Technology since March 1998, Independent
                                   Consultant, Fiber Optic Technology from
                                   August 1997 to March 1998; Vice
                                   President-Engineering, ADC Broadband
                                   Communications from September 1996 to August
                                   1997; Director, Engineering, Raynet
                                   Corporation/Ericsson Corp. from September
                                   1987 to September 1996.

Chris A. Miller          45        Vice President-Finance, Secretary and
                                   Treasurer since July 1995; Controller,
                                   Planning Manager and Assistant Secretary from
                                   February 1993 to July 1995;  Controller and
                                   Assistant Secretary from February 1987 to
                                   February 1993.

Donald F. Miller         56        Vice President-Operations & Manufacturing
                                   since August 1995;  Plant Manager from
                                   September 1987 to August 1995.

Gerhard B. Nederlof      50        Sr. Vice President, Marketing and Services
                                   since 1998, Sr. Vice President, Marketing,
                                   Business Development and Services from March
                                   1997 to September 1998; Vice President-Sales,
                                   Europe and Pacific Rim from August 1996 to
                                   March 1997; Vice President-International from
                                   January 1992 to August 1996.  Managing
                                   Director of DataCable B.V. from November 1981
                                   to January 1992.

Note: Scott C. Chandler served as President and Chief Executive Officer of the Corporation from August 13, 1996 until his resignation was effective on April 7, 1998.

                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters

The information required by this item is incorporated herein by reference to page 32 of the Registrant's 1998 Annual Report to Shareholders under the caption "Stock Listing."

There were no sales of unregistered securities during fiscal year 1998.

Item 6.        Selected Financial Data

The information required by this item is incorporated herein by reference to page 2 of the Registrant's 1998 Annual Report to Shareholders.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information required by this item is incorporated herein by reference to pages 13 through 16 of the Registrant's 1998 Annual Report to Shareholders.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 8. Financial Statements and Supplementary Data

The information required by this item is incorporated herein by reference to pages 17 through 30 of the Registrant's 1998 Annual Report to Shareholders.

Item 9. Changes and Disagreements on Accounting and Financial Disclosure

None
                                    PART III

Item 10.       Directors and Executive Officers of the Registrant

The information with respect to Directors required by this item is incorporated herein by reference to pages 2 and 3 of the Registrant's Proxy Statement dated September 21, 1998.

The information with respect to Executive Officers required by this item is set forth in Part I of this report.

To the Corporation's knowledge, based solely on a review of the copies of such reports furnished to the Corporation and written representations that no other reports were required during the fiscal year ended June 26, 1998, its officers, directors, and ten-percent shareholders complied with all applicable Section 16(a) filing requirements.

Item 11.       Executive Compensation

The information required by this item is incorporated herein by reference to pages 7 through 14 of the Registrant's Proxy Statement dated September 21, 1998.

Item 12.       Security Ownership of Certain Beneficial Owners and Management

The information required by this item is incorporated herein by reference to pages 4 and 7 of the Registrant's Proxy Statement dated September 21, 1998.

Item 13.       Certain Relationships and Related Transactions

The Registrant had no related transactions or relationships requiring disclosure under Regulation S-K, Item 404, during the fiscal year 1998.

                                     PART IV

ITEM 14.       Exhibits, Financial Statements and Reports on Form 8-K

(a)     The following documents are filed as  part of this report:

       (1) As indicated in Item 8 of Part II, the following financial statements of the Registrant included in the Registrant's 1998 Annual Report to Shareholders for the year ended June 26, 1998, are incorporated by reference to pages 17 through 30 of the Registrant's Annual Report to Shareholders.

               Consolidated Balance Sheets -- Years ended June 26, 1998, and June 27, 1997.

               Consolidated Statements of Operations -- Years ended June 26, 1998, June 27, 1997, and June 28, 1996.

               Consolidated Statements of Cash Flows -- Years ended June 26, 1998, June 27, 1997, and June 28, 1996.

               Consolidated Statements of Shareholders' Equity -- Years ended June 26, 1998, June 27, 1997, and June 28, 1996.

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

       (10) (c)              Indemnification  Agreement  dated February 3, 1992,  between the Registrant and Gerhard B.
                             Nederlof  (incorporated  by reference to Exhibit (10) (gg) to the  Registrant's  Form 10-K
                             for the year ended June 26, 1992, Securities and Exchange Commission File No. 0-10726).

       (10) (d)              Supplemental  Retirement Plan  Participation  Agreement dated April 20, 1993,  between the
                             Registrant and Gerhard B. Nederlof  (incorporated by reference to Exhibit (10) (bb) to the
                             Registrant's  Form  10-K for the  year  ended  June  25,  1993,  Securities  and  Exchange
                             Commission File No. 0-10726).

       (10) (e)              Change of Control  Agreement  dated May 21, 1993,  between the  Registrant  and Gerhard B.
                             Nederlof  (incorporated  by reference to Exhibit (10) (gg) to the  Registrant's  Form 10-K
                             for the year ended June 25, 1993, Securities and Exchange Commission File No. 0-10726).

       (10) (f)              Change of Control  Agreement  dated August 22, 1994,  between the  Registrant and David J.
                             Eng  (incorporated by reference to Exhibit (10) (oo) to the Registrant's Form 10-K for the
                             year ended June 24, 1994, Securities and Exchange Commission File No. 0-10726).

       (10) (g)              Form of Indemnification  Agreement dated August 22, 1994, between the Registrant and David
                             J. Eng  (incorporated by reference to Exhibit (10) (pp) to the Registrant's  Form 10-K for
                             the year ended June 24, 1994, Securities and Exchange Commission File No. 0-10726).

       (10) (h)              Supplemental  Retirement Plan  Participation  Agreement dated August 22, 1994, between the
                             Registrant  and  David J. Eng  (incorporated  by  reference  to  Exhibit  (10) (qq) to the
                             Registrant's  Form  10-K for the  year  ended  June  24,  1994,  Securities  and  Exchange
                             Commission File No. 0-10726).

       (10) (i)              Change of Control  Agreement  dated May 23,  1995,  between the  Registrant  and Joseph E.
                             Zavacky  (incorporated by reference to Exhibit (10) (gg) to the Registrant's Form 10-K for
                             the year ended June 30, 1995, Securities and Exchange Commission File No. 0-10726).

       (10) (j)              Form of  Indemnification  Agreement dated May 23, 1995,  between the Registrant and Joseph
                             E. Zavacky  (incorporated by reference to Exhibit (10) (hh) to the Registrant's  Form 10-K
                             for the year ended June 30, 1995, Securities and Exchange Commission File No. 0-10726).

       (10) (k)              Supplemental  Retirement  Plan  Participation  Agreement  dated May 22, 1995,  between the
                             Registrant  and Chris A. Miller  (incorporated  by  reference  to Exhibit (10) (ii) to the
                             Registrant's  Form  10-K for the  year  ended  June  30,  1995,  Securities  and  Exchange
                             Commission File No. 0-10726).

       (10) (l)              Change of Control  Agreement  dated May 22,  1995,  between  the  Registrant  and Chris A.
                             Miller  (incorporated by reference to Exhibit (10) (jj) to the Registrant's  Form 10-K for
                             the year ended June 30, 1995, Securities and Exchange Commission File No. 0-10726).

       (10) (m)              Form of Indemnification  Agreement dated May 22, 1995, between the Registrant and Chris A.
                             Miller  (incorporated by reference to Exhibit (10) (kk) to the Registrant's  Form 10-K for
                             the year ended June 30, 1995, Securities and Exchange Commission File No. 0-10726).

        10) (n)              Supplemental  Retirement Plan  Participation  Agreement dated August 24, 1995, between the
                             Registrant  and Donald F. Miller  (incorporated  by  reference to Exhibit (10) (ll) to the
                             Registrant's  Form  10-K for the  year  ended  June  30,  1995,  Securities  and  Exchange
                             Commission File No. 0-10726).

       (10) (o)              Change of Control  Agreement  dated August 24, 1995,  between the Registrant and Donald F.
                             Miller  (incorporated by reference to Exhibit (10) (mm) to the Registrant's  Form 10-K for
                             the year ended June 30, 1995, Securities and Exchange Commission File No. 0-10726).

       (10) (p)              Form of  Indemnification  Agreement  dated August 24,  1995,  between the  Registrant  and
                             Donald F. Miller  (incorporated by reference to Exhibit (10) (nn) to the Registrant's Form
                             10-K for the year  ended  June 30,  1995,  Securities  and  Exchange  Commission  File No.
                             0-10726).

       (10) (q)              Lease  Agreement  dated  November  10, 1994,  between the  Registrant  and Mifflin  County
                             Industrial   Development   Corporation  for  a  manufacturing  building  (incorporated  by reference to Exhibit (10) (oo) to the  Registrant's  Form 10-K for the year ended June 30,
                             1995, Securities and Exchange Commission File No. 0-10726).

       (10) (r)              Registrant's  Retirement  Savings and Profit  Sharing  Plan as Amended  July 1, 1989,  and
                             including  amendments  through  April 19,  1994.  (incorporated  by  reference  to Exhibit
                             99.B14 to Form S-8 Registration Statement, File No. 333-02505).

       (10) (s)              Supplemental  Retirement Plan  Participation  Agreement dated August 13, 1996, between the
                             Registrant and Edwin S. Childs. (incorporated  by reference to Exhibit (10) (x) to the
                             Registrant's  Form 10-K for the year ended June 28, 1996, Securities and Exchange
                             Commission File No. 0-10726).

       (10) (t)              Change of Control  Agreement  dated August 13, 1996,  between the  Registrant and Edwin S.
                             Childs. (incorporated  by reference to Exhibit (10) (y) to the Registrant's  Form 10-K for
                             the year ended June 28, 1996, Securities and Exchange Commission File No. 0-10726).

       (10) (u)              Form of Indemnification  Agreement dated August 13, 1996, between the Registrant and Edwin
                             S. Childs. (incorporated  by reference to Exhibit (10) (z) to the Registrant's  Form 10-K for the year ended June 28, 1996, Securities and Exchange Commission File No. 0-10726).

       (10) (v)              Supplemental  Retirement Plan  Participation  Agreement dated August 13, 1996, between the
                             Registrant and Lawrence R. Fisher, Jr. (incorporated  by reference to Exhibit (10) (aa) to the Registrant's  Form 10-K for the year ended June 28, 1996, Securities and Exchange
                             Commission File No. 0-10726).

       (10) (w)              Change of Control Agreement dated August 13, 1996,  between the Registrant and Lawrence R.
                             Fisher, Jr. (incorporated  by reference to Exhibit (10) (bb) to the Registrant's  Form 10-K
                             for the year ended June 28, 1996, Securities and Exchange Commission File No. 0-10726).

       (10) (x)              Form of  Indemnification  Agreement  dated August 13,  1996,  between the  Registrant  and
                             Lawrence R. Fisher, Jr. (incorporated  by reference to Exhibit (10) (cc) to the Registrant's
                             Form 10-K for the year ended June 28, 1996, Securities and Exchange Commission File No.
                             0-10726).

       (10) (y)              Amended and Restated  Employment  Agreement dated October 16, 1995, between the Registrant and Richard E. Perry. (incorporated  by reference to Exhibit (10) (dd) to the Registrant's
                             Form 10-K for the year ended June 28, 1996, Securities and Exchange Commission File No.
                             0-10726).

       (10) (z)              Employment Agreement dated July 2, 1996, between the Registrant and  Scott C. Chandler.
                             (incorporated  by reference to Exhibit (10) (ee) to the Registrant's  Form 10-K for the
                             year ended June 28, 1996, Securities and Exchange Commission File No. 0-10726).

       (10) (aa)             Registrant's Supplemental Executive Retirement Plan effective May 1, 1996. (incorporated by reference to Exhibit (10) (ff) to the Registrant's  Form 10-K for the year ended June
                             28, 1996, Securities and Exchange Commission File No. 0-10726).

       (10)                  (bb) (i) 1988 Stock Option Plan.  (incorporated  by
                             reference   to   Exhibit   (10)   (kk)(i)   to  the
                             Registrant's  Form 10-K for the year ended June 28,
                             1996,  Securities and Exchange  Commission File No.
                             0-10726).

       (10)                  (bb) (ii)  Amendment  to 1988  Stock  Option  Plan.
                             (incorporated by reference to Exhibit (10) (kk)(ii) to the Registrant's Form 10-K for the year ended
                             June 28, 1996,  Securities and Exchange  Commission
                             File No. 0-10726).

       (10)                  (cc) (i) 1992 Stock Purchase Plan. (incorporated by
                             reference   to   Exhibit   (10)   (ll)(i)   to  the
                             Registrant's  Form 10-K for the year ended June 28,
                             1996,  Securities and Exchange  Commission File No.
                             0-10726).

       (10)                  (cc) (ii)  Amendment to 1992 Stock  Purchase  Plan.
                             (incorporated by reference to Exhibit (10) (ll)(ii) to the Registrant's Form 10-K for the year ended
                             June 28, 1996,  Securities and Exchange  Commission
                             File No. 0-10726).

       (10) (dd)             Fiscal Year 1997 Profit Incentive Plan. (incorporated  by reference to Exhibit (10) (mm) to the
                             Registrant's  Form 10-K for the year ended June 28, 1996, Securities and Exchange Commission
                             File No. 0-10726).

       (10) (ee)             Note and Security Agreement  effective November 14, 1996, between the Registrant and Mellon
                             Bank, N.A. (incorporated  by reference to Exhibit (10) (jj) to the Registrant's Form 10-K for
                             the year ended June 27, 1997, Securities and Exchange Commission File No. 0-10726).

       (10) (ff)             Supplement  to Note and  Security  Agreement  effective  November  14,  1996,  between  the
                             Registrant and Mellon Bank, N.A. (incorporated  by reference to Exhibit (10) (kk) to the Registrant's
                             Form 10-K for the year ended June 27, 1997, Securities and Exchange Commission File No. 0-10726).

       (10) (gg)             Revolving Line of Credit Agreement  effective November 14, 1996, between the Registrant and
                             Mellon Bank, N.A. (incorporated  by reference to Exhibit (10) (ll) to the Registrant's Form 10-K for
                             the year ended June 27, 1997, Securities and Exchange Commission File No. 0-10726).

       (10) (hh)             Supplement to Revolving Line of Credit Agreement  effective  November 14, 1996, between the
                             Registrant and Mellon Bank, N.A. (incorporated  by reference to Exhibit (10) (mm) to the Registrant's
                             Form 10-K for the year ended June 27, 1997, Securities and Exchange Commission File No. 0-10726).

       (10) (ii)             Amended and Restated  Employment  Agreement dated July 21, 1997, between the Registrant and Richard E.
                             Perry (incorporated  by reference to Exhibit (10) (nn) to the Registrant's Form 10-K for the year ended June 27, 1997, Securities and Exchange Commission File No. 0-10726).

       (10) (jj)             Amended and Restated  Employment  Agreement dated July 30, 1997, between the Registrant and Gerhard B. Nederlof. (incorporated  by reference to Exhibit (10) (oo) to the Registrant's Form
                             10-K for the year ended June 27, 1997, Securities and Exchange Commission File No. 0-10726).

       (10) (kk)             Notes and Security Agreement effective December 30, 1997, between the Registrant and Mellon Bank, N.A.
                             (incorporated  by reference to Exhibit (10) (a) to the Registrant's Form 10-Q for the thirteen-week period ended December 26, 1997, Securities and Exchange Commission File No. 0-10726).

       (10) (ll)             Supplement to Note and Security Agreement effective December 30, 1997, between the Registrant and
                             Mellon Bank, N.A. (incorporated  by reference to Exhibit (10) (b) to the Registrant's Form 10-Q for the
                             thirteen-week period ended December 26, 1997, Securities and Exchange Commission File No. 0-10726).

       (10) (mm)             Revolving Line of Credit Agreement effective December 30, 1997, between the Registrant and Mellon Bank,
                             N.A. (incorporated  by reference to Exhibit (10) (c) to the Registrant's Form 10-Q for the
                             thirteen-week period ended December 26, 1997, Securities and Exchange Commission File No. 0-10726).

       (10) (nn)             Supplement to Revolving Line of Credit Agreement effective December 30, 1997, between the Registrant and Mellon Bank, N.A. (incorporated  by reference to Exhibit (10) (d) to the Registrant's Form 10-Q for
                             the thirteen-week period ended December 26, 1997, Securities and Exchange Commission File No. 0-10726).

       (10) (oo)             Supplemental Retirement Plan Participation Agreement dated February 23, 1998, between the Registrant and Lynn D. Hutcheson.

       (10) (pp)             Change of Control Agreement dated February 23, 1998, between the Registrant and Lynn D. Hutcheson.

       (10) (qq)             Form of Indemnification Agreement dated February 23, 1998, between the Registrant and
                             Lynn D. Hutcheson.

       (10) (rr)             Employment Agreement dated June 22, 1998, between the Registrant and  David A. Woodle.

       (10) (ss)             Fiscal Year 1999 Profit Incentive Plan

       (10) (tt)             Fiscal Year 1999 Incentive Plan

       (11)                  Statement re Computation of Earnings Per Share.

       (13)                  Annual Report to Shareholders for the year ended June 26, 1998.

       (21)                  Subsidiaries of the Registrant.

       (23)                  Consent of Independent Auditors.

       (27)                  Financial Data Schedule.


(b) Reports on Form 8-K filed in the fourth quarter of the fiscal year 1998

        On March 30, 1998, the Registrant filed a Form 8-K with the Securities and Exchange Commission reporting that Scott C. Chandler had resigned as the Registrant's President and Chief Executive Officer and as a Director of C-COR Electronics, Inc.

        On June 16, 1998, the Registrant filed a Form 8-K with the Securities and Exchange Commission reporting that its Board of Directors had elected David A. Woodle as the Registrant's President and Chief Executive Officer, effective July 20, 1998.


(c)     Exhibits:  See (a) (3) above.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

C-COR ELECTRONICS, INC.
(Registrant)
September 24, 1998

/s/ David A. Woodle, President and
Chief Executive Officer
(principal executive officer)

/s/ Chris A. Miller, Vice President-Finance,
Secretary and Treasurer (principal
financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 24th day of September 1998.



/s/ Richard E. Perry, Director, Chairman
/s/ Donald M. Cook, Jr., Director
/s/ Anne P. Jones, Director
/s/ John J. Omlor, Director
/s/ Frank Rusinko, Jr., Director
/s/ J. J. Tietjen, Director

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

COL. A                                     COL. B                   COL. C                  COL. D                 COL. E
                                                                   ADDITIONS
DESCRIPTION                               Balance            Charged        Charged to                             Balance
                                        at Beginning         to Costs       Other Accounts- Deductions-            at End
                                          of Period          and Expenses   Describe        Describe               of Period
-------------------------------------------------------------------------------------------------------------------------------

Year ended June 26, 1998
Reserves deducted from assets to
which they apply:
  Allowance for Doubtful Accounts           $   510,000        $   (79,000)  $0              $     1,000(1)         $   430,000
  Inventory Reserve-Continuing Operations     1,233,000          1,674,000    0                  920,000(2)           1,987,000
  Inventory Reserve-Discontinued
    Operations                                3,630,000         (1,573,000)   0                1,212,000(2)             845,000
-------------------------------------------------------------------------------------------------------------------------------
                                            $ 5,373,000        $    22,000   $0              $ 2,133,000            $ 3,262,000
-------------------------------------------------------------------------------------------------------------------------------
Reserves not deducted from assets:
  Product Warranty Reserve-Continuing
    Operations                              $ 2,185,000        $   966,000   $0              $ 1,435,000(3)         $ 1,716,000
  Product Warranty Reserve-Discontinued
    Operations                                3,429,000          1,283,000    0                2,421,000(3)           2,291,000
  Workers' compensation self-insurance        1,162,000            921,000    0                  764,000(4)           1,319,000
  Allowance for Discontinued Operations       3,375,000                  0    0                2,775,000(5)             600,000
-------------------------------------------------------------------------------------------------------------------------------
                                            $10,151,000        $ 3,170,000   $0              $ 7,395,000            $ 5,926,000
-------------------------------------------------------------------------------------------------------------------------------
Year ended June 27, 1997

Reserves deducted from assets to which they apply:
  Allowance for Doubtful Accounts           $   355,000        $   157,000   $0              $     2,000(1)         $   510,000
  Inventory Reserve-Continuing Operations     1,112,000          1,323,000    0                1,202,000(2)           1,233,000
  Inventory Reserve-Discontinued
    Operations                                  305,000          3,418,000    0                   93,000(2)           3,630,000
-------------------------------------------------------------------------------------------------------------------------------
                                            $ 1,772,000        $ 4,898,000   $0              $ 1,297,000            $ 5,373,000
-------------------------------------------------------------------------------------------------------------------------------
Reserves not deducted from assets:
  Product Warranty Reserve-Continuing
    Operations                              $ 1,724,000        $ 2,310,000   $0              $ 1,849,000(3)         $ 2,185,000
  Product Warranty Reserve-Discontinued
    Operations                                        0          4,028,000    0                  599,000(3)           3,429,000
  Workers' compensation self-insurance          704,000          1,068,000    0                  610,000(4)           1,162,000
  Allowance for Discontinued Operations               0          3,375,000    0                        0              3,375,000
-------------------------------------------------------------------------------------------------------------------------------
                                            $ 2,428,000        $10,781,000   $0              $ 3,058,000            $10,151,000
-------------------------------------------------------------------------------------------------------------------------------
Year ended June 28, 1996

Reserves deducted from assets to which they apply:
  Allowance for Doubtful Accounts           $   657,000        $         0   $0              $   302,000(1)         $   355,000
  Inventory Reserve-Continuing Operations       949,000            819,000    0                  656,000(2)           1,112,000
  Inventory Reserve-Discontinued
    Operations                                  500,000            273,000    0                  468,000(2)             305,000
-------------------------------------------------------------------------------------------------------------------------------
                                            $ 2,106,000        $ 1,092,000   $0              $ 1,426,000            $ 1,772,000
-------------------------------------------------------------------------------------------------------------------------------
Reserves not deducted from assets:
  Product Warranty Reserve-Continuing
    Operations                              $ 1,751,000        $ 1,981,000   $0              $ 2,008,000(3)         $ 1,724,000
  Workers' compensation self-insurance          553,000            653,000    0                  502,000(4)             704,000
-------------------------------------------------------------------------------------------------------------------------------
                                            $ 2,304,000        $ 2,634,000   $0              $ 2,510,000            $ 2,428,000
-------------------------------------------------------------------------------------------------------------------------------

(1)  Uncollectible accounts written off, net of recoveries.
(2)  Inventory disposals.
(3)  Warranty claims honored during year.
(4)  Worker's compensation claims paid.
(5) Expenses for Discontinued Operations incurred from measurement date to disposal date Note: Unless otherwise indicated, reserves relate to continuing operations