Form 10-Q
period 1998-09-25
C COR ELECTRONICS INC
filed 1998-11-09
CIK 350621

United States

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q
             [ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the thirteen-week period ended:  September 25, 1998

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

Common Stock, $.10 Par Value - 9,102,644 shares as of October 30, 1998.

                                      INDEX

                             C-COR ELECTRONICS, INC.



PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements (unaudited).

              Condensed consolidated balance sheets -- June 26, 1998, and September 25, 1998.

              Condensed consolidated statements of operations -- thirteen weeks ended September 25, 1998, and September 26, 1997.

              Condensed consolidated statements of cash flows -- thirteen weeks ended September 25, 1998, and September 26, 1997.

              Notes to condensed consolidated financial statements -- September 25, 1998.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.



PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form  8-K.

Item 1.  Financial Statements

                             C-COR ELECTRONICS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS




                                                            September 25,      June 26,
                                  ASSETS                         1998            1998
                                                             -----------      ----------
                                                             (Unaudited)         (Note)
                                                                     (000's omitted)
CURRENT ASSETS
  Cash and cash equivalents                                  $       596      $   2,313
  Marketable securities                                              356            356
  Accounts receivable                                             16,935         19,404
                                                             -----------      ----------
                                                                  17,887         22,073
                                                             -----------      ----------
  Inventories:
    Raw materials                                                 13,621         12,770
    Work-in-process                                                2,701          1,755
    Finished goods                                                 1,536          2,850
                                                             -----------      ----------
      Total inventories                                           17,858         17,375
                                                             -----------      ----------
  Deferred taxes                                                   2,623          2,797
  Property held for sale, net                                      1,281              0
  Other current assets                                             2,394          2,468
                                                             -----------      ----------
TOTAL CURRENT ASSETS                                              42,043         44,713
                                                             -----------      ----------
PROPERTY, PLANT, AND EQUIPMENT, NET                               25,418         27,751
INTANGIBLE ASSETS AND OTHER LONG-TERM ASSETS, NET                  3,397          3,054
                                                             -----------      ----------
TOTAL ASSETS                                                 $    70,858      $  75,518
                                                             ===========      ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                   $    14,719      $  16,029
  Line-of-credit                                                       0              0
  Current portion of long-term debt                                  156            854
  Net current liabilities of discontinued operations                  20            517
                                                             -----------      ----------
TOTAL CURRENT LIABILITIES                                         14,895         17,400
                                                             -----------      ----------
LONG-TERM DEBT, less current portion                               1,752          5,513
DEFERRED TAXES                                                     1,298          1,374
OTHER LONG-TERM LIABILITIES                                        1,166          1,041
                                                             -----------      ----------
TOTAL LIABILITIES                                                 19,111         25,328
                                                             -----------      ----------
SHAREHOLDERS' EQUITY
  Common Stock, $.10 par; authorized shares
   24,000,000; issued shares of 9,695,560 on 09/25/98,
   and 9,672,128 on 06/26/98.                                        970            967
  Additional paid-in capital                                      20,566         20,341
  Retained earnings                                               36,546         34,877
  Accumulated other comprehensive loss                               (75)           (99)
  Treasury stock                                                  (6,260)        (5,896)
                                                             -----------      ----------
TOTAL SHAREHOLDERS' EQUITY                                        51,747         50,190
                                                             -----------      ----------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                     $    70,858      $  75,518
                                                             ===========      ==========


Note: The balance sheet at June 26, 1998, has been derived from audited financial statements at that date.

See notes to condensed consolidated financial statements.

                             C-COR ELECTRONICS, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                    Thirteen Weeks Ended
                                               September 25,        September 26,
                                                    1998                1997
                                                -----------          -----------
                                             (000's omitted, except per share data)
 NET SALES                                      $   33,216          $   37,065
                                                -----------          -----------

 COSTS AND EXPENSES:
   Cost of sales                                    25,625              28,473
   Selling, general and administrative
     expenses                                        3,428               3,555
   Research and product development costs            2,062               1,773
   Interest expense                                     32                  77
   Investment income                                   (40)                 (6)
   Foreign exchange loss (gain)                         55                 (21)
   Other (income) expense                              (33)                322
                                                -----------          -----------
                                                    31,129              34,173
                                                -----------          -----------

 INCOME FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES                               2,087               2,892

 INCOME TAX EXPENSE                                    706               1,011
                                                -----------          -----------

 INCOME FROM CONTINUING OPERATIONS                   1,381               1,881

 DISCONTINUED OPERATIONS:
 Gain on disposal of discontinued
   business segment, less applicable
   income tax expense                                  288                   0
                                                -----------          -----------

 NET INCOME                                     $    1,669           $   1,881
                                                ===========          ===========

 NET INCOME PER SHARE - (BASIC):

   Continuing operations                        $     0.15           $    0.21
   Discontinued operations                            0.03                0.00
                                                -----------          -----------
 NET INCOME PER SHARE                           $     0.18           $    0.21
                                                ===========          ===========

 NET INCOME PER SHARE - (DILUTED):

   Continuing operations                        $     0.15           $    0.20
   Discontinued operations                            0.03                0.00
                                                -----------          -----------
 NET INCOME PER SHARE                           $     0.18           $    0.20
                                                ===========          ===========


 See notes to condensed consolidated financial statements.

                             C-COR ELECTRONICS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                                 Thirteen Weeks Ended
                                                            September 25,     September 26,
                                                                1998              1997
                                                            -----------       -----------
                                                                  (000's omitted)

 OPERATING ACTIVITIES
 Net Income                                                 $   1,669        $     1,881
   Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
   Depreciation and amortization                                1,912              1,623
   (Gain) on disposal of discontinued operations,
     net of tax benefit                                          (288)                 0
   Provision for deferred retirement salary plan                  125                 87
   Changes in operating assets and liabilities:
   Accounts receivable                                          2,469             (1,059)
   Inventories                                                   (483)              (232)
   Other assets                                                  (269)               146
   Accounts payable                                             1,063              1,001
   Accrued liabilities                                         (2,373)             2,370
   Deferred income taxes                                           98               (166)
   Discontinued operations - working capital changes
     and noncash charges                                         (209)              (545)
 NET CASH AND CASH EQUIVALENTS PROVIDED BY                  -----------       -----------
   OPERATING ACTIVITIES                                         3,714              5,106
                                                            -----------       -----------
 INVESTING ACTIVITIES
   Purchase of property, plant and equipment                     (836)            (1,505)
   Investing activities of discontinued operations                  0                 22
 NET CASH AND CASH EQUIVALENTS                              -----------       -----------
   USED IN  INVESTING ACTIVITIES                                 (836)            (1,483)
                                                            -----------       -----------
 FINANCING ACTIVITIES
   Payment of debt and capital lease obligations               (4,459)              (207)
   Proceeds from line-of-credit                                   670             12,792
   Payment of line-of-credit                                     (670)           (16,258)
   Issue common stock to employee stock purchase plan              15                 12
   Proceeds from exercise of stock options                        213                 57
   Purchase of treasury stock                                    (364)                 0
 NET CASH AND CASH EQUIVALENTS  USED IN                     -----------       -----------
   FINANCING ACTIVITIES                                        (4,595)            (3,604)
                                                            -----------       -----------
 INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              (1,717)                19
 Cash and cash equivalents at beginning of period               2,313                452
                                                            -----------       -----------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $     596        $       471
                                                            ===========       ===========

 See notes to condensed consolidated financial statements.

                            C-COR ELECTRONICS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying, unaudited, condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, and in the opinion of management, contain all adjustments (consisting only of normal, recurring adjustments) necessary to fairly present the Company's financial position as of September 25, 1998, and the results of its operations for the thirteen-week period then ended. Operating results for the thirteen-week period are not necessarily indicative of the results that may be expected for the year ending June 25, 1999. For further information, refer to financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 26, 1998.

2. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of:

                                                  September 25,            June 26,
                                                      1998                  1998
                                                ----------------       ----------------
                                                           (000's omitted)
Accounts payable                                        $ 6,847                $ 5,784
Accrued incentive plan expense                              253                  1,716
Accrued vacation expense                                  1,394                  1,435
Accrued salary expense                                    1,205                    719
Accrued salary and sales tax expense                        449                    903
Accrued warranty expense                                  1,879                  1,716
Accrued workers compensation
  self-insurance expense                                  1,404                  1,319
Accrued restructuring costs                                  87                    625
Accrued other                                             1,201                  1,812
                                                ----------------       ----------------
                                                        $14,719                $16,029
                                                ================       ================

3. COMPREHENSIVE INCOME:

During the quarter ended September 25, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (Statement 130), which is required for fiscal years beginning after December 15, 1997. Statement 130 establishes standards for reporting comprehensive income and its components in a full set of general-purpose financial statements. The components of accumulated other comprehensive income
(loss), net of tax, of the Company are as follows:
                                                        September 25,             June 26,
                                                            1998                    1998
                                                         -----------             ----------
                                                                  (000's omitted)
Foreign currency translation adjustments                   $   (68)                 $  (92)
Unrealized gain on equity securities                            (7)                     (7)
                                                         ----------              ----------
Accumulated other comprehensive income (loss)              $   (75)                 $  (99)
                                                         ==========              ==========

The components of comprehensive income of the Company for the thirteen-week periods ended September 25, 1998, and September 26, 1997, are as follows:

                                                                  Thirteen Weeks Ended
                                                             September 25,     September 26,
                                                                   1998              1997
                                                                 --------          --------
                                                                       (000's omitted)
Net income                                                        $ 1,669           $ 1,881
Other comprehensive income, net of tax:
    Foreign currency translation adjustments                           16                11
    Unrealized gains on equity securities                               -                 2
                                                                  --------         --------
Other comprehensive income                                             16                13
(net of taxes of $8 and $6)
                                                                  --------         --------
Comprehensive income                                              $ 1,685           $ 1,894
                                                                  ========         ========

4. NET INCOME PER SHARE:

Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (Statement 128), became effective for financial statements issued for periods ending after December 15, 1997. The Company adopted this Statement in the second quarter of fiscal year 1998 and has restated prior periods presented as required.

Basic earnings (loss) per share are computed based on the weighted average number of common shares outstanding, excluding any dilutive options and awards. Dilutive earnings (loss) per share are computed based on the weighted average number of common shares outstanding plus the dilutive effect of options. The dilutive effect of options is calculated under the treasury stock method using the average market price for the period. Net income per share is calculated for the periods presented as follows:
                                                     Thirteen Weeks Ended
                                               September 25,         September 26,
                                                   1998                 1997
                                                ------------         ------------
                                             (000's omitted, except per share data)
Basic:
Weighted average shares outstanding                  9,165                9,139
                                              ------------         ------------
Total                                                9,165                9,139


Income from continuing operations                $   1,381            $   1,881
Gain from discontinued
  operations                                           288                    0
                                              ------------         ------------
Net income                                       $   1,669            $   1,881
                                              ------------         ------------

Net income per share
  Continuing operations                          $    0.15            $    0.21
  Discontinued operations                             0.03                 0.00
                                              ------------         ------------
Net income per share                             $    0.18            $    0.21
                                              ============         ============


Diluted:

Weighted average shares outstanding                  9,165                9,139
Weighted average common stock
  equivalents                                          230                  120
                                              ------------         ------------
Total                                                9,395                9,259

Income from continuing operations                $   1,381            $   1,881
Gain from discontinued
  operations                                           288                    0
                                              ------------         ------------
Net income                                       $   1,669            $   1,881
                                              ------------         ------------

Net income per share
  Continuing operations                          $    0.15            $    0.20
  Discontinued operations                             0.03                 0.00
                                              ------------         ------------
Net income per share                             $    0.18            $    0.20
                                              ============         ============

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

The following discussion addresses the financial condition of the Company as of September 25, 1998, and the results of operations for the thirteen-week period ended September 25, 1998, compared with the same period of the prior year. This discussion should be read in conjunction with the Management's Discussion and Analysis section for the fiscal year ended June 26, 1998, included in the Company's Annual Report on Form 10-K.

Disclosure Regarding Forward-Looking Statement:

Some of the information presented in this report constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including without limitation, continuation of increased domestic spending for network upgrades, the continuation of competitive pricing pressures, anticipated increased spending on product development, the continued availability of capital resources and the Company's ability to assess the risks of the year 2000 issue with respect to its operations, and to resolve them in a timely manner. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Factors which could cause actual results to differ from expectations include the timing of orders received from customers, the gain or loss of significant customers, changes in the mix of products sold, changes in the cost and availability of parts and supplies, fluctuations in warranty costs, new product development activities, economic conditions affecting domestic and international markets, regulatory changes affecting the telecommunications industry, in general, and the Company's operations, in particular, competition and changes in domestic and international demand for the Company's products and other factors which may impact operations and manufacturing. For additional information concerning these and other important factors which may cause the Company's actual results to differ materially from expectations and underlying assumptions, please refer to the Company's reports filed on Form 10-K and other reports filed with the Securities and Exchange Commission.

Results of Operations:

Net income for the thirteen-week period ended September 25, 1998, was $1,669,000, which included income from continuing operations of $1,381,000 and a gain on disposal of discontinued operations of $288,000, net of tax. This compares to net income of $1,881,000 for the same period of the prior year, all of which derived from continuing operations.

Net sales for the thirteen-week period ended September 25, 1998, were $33,216,000, a decrease of 10% from the prior year's sales of $37,065,000 for the same period. The decrease in sales was primarily attributable to reduced sales to international markets, primarily in Canada, as well as in Asia and Europe. The reduction of sales to international markets more than offset an increase in domestic sales for the quarter.

Domestic sales, as a percentage of total consolidated sales, were 91% for the quarter ended September 25, 1998. This compares to 72% for the same period of the prior year. Sales to domestic customers increased 14% during the quarter ended September 25, 1998, compared to the same period of the prior year. In recent periods, the Company has seen a steady demand from domestic CATV operators for hybrid/fiber coax (HFC) distribution equipment. The Company believes the increased demand continues to be driven by network upgrade activity resulting from demands on cable operators for improved services, affecting not only voice and video requirements, but also demands for high-speed data transmission.

International sales, as a percentage of total consolidated sales, were 9% for the quarter ended September 25, 1998. This compares to 28% for the same period of the prior year. Sales to international customers decreased 71% during the quarter ended September 25, 1998, compared to the same period of the prior year. The decrease for the quarter resulted primarily from reduced demand in Canada, as well as in Asia and Europe. These markets continue to represent distinct markets for CATV equipment, and, in general, demand can be highly variable.

The Company's backlog of sales orders at September 25, 1998, was approximately $23.9 million, consisting of backlog from domestic and international customers of 78% and 22%, respectively. This compares to a backlog of approximately $24.0 million at the end of the Company's fiscal year ended June 26, 1998, consisting of backlog from domestic and international customers of 91% and 9%, respectively. The Company booked approximately $33.1 million of new sales orders during the quarter ended September 25, 1998, resulting in a book-to-bill ratio for the quarter of 1.00, compared to .91 at the end of the previous quarter.

Gross profit percentage for the thirteen-week period ended September 25, 1998, was 22.9% versus 23.2% for the same period of the prior year. The decrease in the gross profit margin for the quarter is primarily a result of changes in customer and product sales mix, and reduced efficiencies resulting from lower production volumes, compared to the same period of the prior year. Although pricing pressures continue, the Company has implemented initiatives to mitigate these pressures. The Company has undertaken steps to lower manufacturing costs by improving manufacturing processes in order to enhance efficiency and productivity, and by redesigning products to enhance manufacturability and reduce material costs.

Selling, general and administrative expenses for the thirteen-week period ended September 25, 1998, were $3,428,000, a decrease of 4% over the prior year's total of $3,555,000 for the same period. The decrease is due to various selling and administrative costs, including personnel and promotional costs.

Research and product development costs for the thirteen-week period ended September 25, 1998, were $2,062,000, an increase of 16% over the prior year's total of $1,773,000 for the same period. The increase is a result of higher personnel costs and increased expenditures due to the Company's continued investments in new products and technologies, which include additional development costs for our new Navicor(TM) platform of product introduced in fiscal year 1998. In accordance with the current development schedule of the Navicor platform of products, the Company now anticipates production release of these products in several phases over the second half of fiscal year 1999. Anticipated new product development initiatives are expected to increase research and product development expenses in future periods.

Other income for the thirteen-week period ended September 25, 1998, was $33,000. This compares to other expense of $322,000 for same period of the prior year. The decrease is primarily a result of expense accrued in the first quarter of the prior year for settlement of certain litigation.

The effective income tax rate for the thirteen-week period ended September 25, 1998, was 33.8%. This compares to an effective income tax rate of 35.0% for the same period of the prior year. Fluctuations in the effective income tax rate from period to period reflect changes in non-deductible amounts, the relative profitability related to both U.S. and non-U.S. operations, and differences in statutory rates.

Results of Discontinued Operations:

On July 10, 1997, the Company announced the discontinuation of its digital fiber optic business segment located in Fremont, California, in a wind-down process that was substantially completed as of the quarter ended March 27, 1998. A gain from the disposal of the discontinued business segment of $288,000, net of tax of $80,000, was recorded during the quarter, resulting primarily from the settlement of certain warranty liabilities.

Liquidity and Capital Resources

The Company's current ratio at September 25, 1998, increased to 2.8 from 2.6 at June 26, 1998. Net cash generated from operating activities was $3,714,000 for the quarter ended September 25, 1998, compared to $5,106,000 for the same period of the prior year. Working capital was $27,148,000 as of September 25, 1998, compared to $27,313,000 at June 26, 1998.

Net cash used in investing activities was $836,000 for the quarter ended September 25, 1998, compared to $1,483,000 for the same period of the prior year. The decrease of cash used in investing activities was primarily due to reduced purchases of property, plant, and equipment, compared to the same period of the prior year.

Net cash used in financing activities was $4,595,000 for the quarter ended September 25,1998, compared to $3,604,000 for the same period of the prior year. On June 25, 1998 the Company announced the closing of its manufacturing plant located in Reedsville, Pennsylvania, in order to reduce costs and improve productivity and asset utilization. The Company had a Lease/Option to Purchase Agreement with the Mifflin County Industrial Development Corporation (MCIDC) for the building and improvements located in Reedsville, Pennsylvania. The Company was the guarantor of several borrowing commitments by the MCIDC for financing the facility and improvements. On August 10, 1998, the Company executed its option and purchased the facility for approximately $1,454,000, representing the remaining outstanding principal balances of the various loan commitments. The Company used its available capital resources for the purchase. In addition, on August 20, 1998, the Company paid off the remaining balances of two loans secured through the Pennsylvania "Sunny Day" Fund. The loans funded the expansion and renovation of the Company's State College facility in 1995. The loan balances were paid off in order to eliminate certain restrictive covenants associated with the loan agreements. The principal balance of the two loans paid off were $409,000 and $2,506,000, respectively. The Company used its available capital resources to pay off the loans. Additional financing activities for the quarter resulted from borrowings and payments on the Company's line-of-credit and other long-term debt.

The Company has a stock repurchase program which allows the Company to repurchase up to 500,000 shares of C-COR Common Stock. The shares may be purchased from time to time in the open market through block or privately negotiated transactions, or otherwise. The Company intends to use its currently available capital resources to fund the purchases. The repurchased stock is being held by the Company as treasury stock to be used to meet the Company's obligations under its present and future stock option plans and for other corporate purposes. As of September 25, 1998, a total of 46,943 shares were repurchased under this stock repurchase program, of which 36,601 were purchased during the quarter. The total shares being held by the Company as treasury stock as of September 25, 1998, were 546,943.

The Company maintains a line-of-credit with a bank, pursuant to which it may borrow the lesser of $23,000,000 or a percentage of eligible accounts receivable and inventory. The borrowings are collateralized by accounts receivable and inventory. The line-of-credit is committed through January 31, 1999. The Company anticipates renewing this line-of-credit on or before January 31, 1999. The Company had no borrowings on this line-of-credit as of September 25, 1998. Based upon the Company's analysis of eligible accounts receivable and inventory, approximately $16,624,000 was available to borrow as of September 25, 1998.

Management believes that operating cash flow, as well as the aforementioned financing source, will adequately provide for all cash requirements for the foreseeable future, subject to requirements that additional growth or strategic development might dictate.

Recent Accounting Changes

In 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (Statement 130), which was adopted during the quarter ended September 25, 1998. This Statement establishes standards for reporting and classifying components of comprehensive income in the financial statements and requires that the accumulated balance of other comprehensive income be displayed separately from retained earnings and additional paid-in-capital in the equity section of the financial statements.

Year 2000

The Company is aware of the issues associated with the limitations of the programming code in many existing computer systems, whereby the computer systems may not properly recognize date-sensitive information as the millennium (year
2000) approaches. The Company's computer systems include, but are not limited to, computer systems embedded in production equipment, products containing computer systems, business data processing systems, production management and planning systems, and personal computers. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. During the thirteen-week period ended September 25, 1998, the Company continued its ongoing process of evaluating its information technology infrastructure for year 2000. In addition, by the end of its second quarter of fiscal year 1999, the Company expects to correspond with its principal customers, suppliers, vendors and subcontractors to ascertain their readiness for the year 2000. The Company's current timetable is that it expects to complete its Year 2000 risk assessment by the end of its second quarter of fiscal year 1999, however, there can be no assurance that the Company can meet this timetable. While the total estimated cost of these efforts is difficult to predict with accuracy, based on a preliminary evaluation, the Company believes that there should not be a material adverse impact on its operating results or financial condition. However, Year 2000 issues could have a significant impact on the Company's operations and its financial results if modifications cannot be completed on a timely basis, if unforeseen needs or problems arise, or if there are unforeseen compliance problems with the systems operated by its customers, suppliers, vendors or subcontractors. Moreover, the change to the year 2000 may negatively impact the Company's customers or the CATV industry as a whole, causing reduced demand and market disruption in anticipation of, or following, the year 2000. Upon final completion of the evaluation of its information technology infrastructure for Year 2000, the Company will establish a contingency plan detailing how the Company will operate in the event that the Company is not Year 2000 compliant in a timely manner. In addition, the Company is uncertain as to the most reasonably likely worst case scenario, however, upon completion of its Year 2000 risk assessment, the Company expects to be able to ascertain the effects of such scenario, and develop a remedial plan.

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

The following exhibit is included herein:

(27) Financial Data Schedule

Reports on Form 8-K

On July 2, 1998, the Registrant filed a Form 8-K to report that the Registrant announced that on June 16, 1998, its Board of Directors elected David A. Woodle as the Registrant's President and Chief Executive Officer, effective July 20, 1998.





                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               C-COR ELECTRONICS, INC.
                                                     (Registrant)

Date: November 9, 1998                        /s/ William T. Hanelly
                                               Vice President-Finance,
                                               Secretary & Treasurer
                                               (Principal Financial Officer)

Date: November 9, 1998                        /s/ Joseph E. Zavacky
                                               Controller & Assistant
                                               Secretary
                                               (Principal Accounting Officer)