Form 10-Q
period 1998-12-25
C COR ELECTRONICS INC
filed 1999-02-05
CIK 350621

United States

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q
             [ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the thirteen-week period ended:  December 25, 1998

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

Common Stock, $.10 Par Value - 9,111,375 shares as of January 25, 1999.

                                      INDEX

                             C-COR ELECTRONICS, INC.



PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements (unaudited).

              Condensed consolidated balance sheets -- June 26, 1998, and December 25, 1998.

              Condensed consolidated statements of operations -- thirteen weeks ended December 25, 1998, and December 26, 1997; twenty-six weeks ended December 25, 1998, and December 26, 1997.

              Condensed consolidated statements of cash flows -- twenty-six weeks ended December 25, 1998, and December 26, 1997.

              Notes to condensed consolidated financial statements -- December 25, 1998.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.



PART II.  OTHER INFORMATION

Item 4.  Submission of matters to a vote of shareholders.

Item 6.  Exhibits and Reports on Form  8-K.

Item 1.  Financial Statements

                             C-COR ELECTRONICS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                             December 25,      June 26,
                                  ASSETS                         1998            1998
                                                             -----------      ----------
                                                             (Unaudited)         (Note)
                                                                     (000's omitted)
CURRENT ASSETS
  Cash and cash equivalents                                  $       210      $   2,313
  Marketable securities                                              399            356
  Accounts receivable                                             22,541         19,404
                                                             -----------      ----------
                                                                  23,150         22,073
                                                             -----------      ----------
  Inventories:
    Raw materials                                                 13,070         12,770
    Work-in-process                                                3,155          1,755
    Finished goods                                                 2,475          2,850
                                                             -----------      ----------
      Total inventories                                           18,700         17,375
                                                             -----------      ----------
  Deferred taxes                                                   3,060          2,797
  Property held for sale, net                                      1,281              0
  Other current assets                                             2,403          2,468
  Net current assets of discontinued operations                        6              0
                                                             -----------      ----------
TOTAL CURRENT ASSETS                                              48,600         44,713
                                                             -----------      ----------
PROPERTY, PLANT, AND EQUIPMENT, NET                               24,969         27,751
INVESTMENT                                                         5,000              0
INTANGIBLE ASSETS AND OTHER LONG-TERM ASSETS, NET                  3,415          3,054
                                                             -----------      ----------
TOTAL ASSETS                                                 $    81,984      $  75,518
                                                             ===========      ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                   $    17,692      $  16,029
  Line-of-credit                                                   4,012              0
  Current portion of long-term debt                                  757            854
  Net current liabilities of discontinued operations                   0            517
                                                             -----------      ----------
TOTAL CURRENT LIABILITIES                                         22,461         17,400
                                                             -----------      ----------
LONG-TERM DEBT, less current portion                               4,012          5,513
DEFERRED TAXES                                                     1,254          1,374
OTHER LONG-TERM LIABILITIES                                        1,280          1,041
                                                             -----------      ----------
TOTAL LIABILITIES                                                 29,007         25,328
                                                             -----------      ----------
SHAREHOLDERS' EQUITY
  Common Stock, $.10 par; authorized shares
   24,000,000; issued shares of 9,701,028 on 12/25/98,
   and 9,672,128 on 06/26/98.                                        970            967
  Additional paid-in capital                                      20,620         20,341
  Retained earnings                                               38,444         34,877
  Accumulated other comprehensive loss                               (77)           (99)
  Treasury stock                                                  (6,980)        (5,896)
                                                             -----------      ----------
TOTAL SHAREHOLDERS' EQUITY                                        52,977         50,190
                                                             -----------      ----------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                     $    81,984      $  75,518
                                                             ===========      ==========


Note: The balance sheet at June 26, 1998, has been derived from audited financial statements at that date.

See notes to condensed consolidated financial statements.

                             C-COR ELECTRONICS, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                      Thirteen Weeks Ended               Twenty-Six Weeks Ended
                                                December 25,         December 26,    December 25,         December 26,
                                                    1998                1997             1998                1997
                                                -----------          -----------     -----------          -----------
                                                               (000's omitted, except per share data)
 NET SALES                                      $   36,847          $   37,185       $   70,063           $   74,250
                                                -----------          -----------     -----------          -----------

 COSTS AND EXPENSES:
   Cost of sales                                    27,739              29,124           53,364               57,597
   Selling, general and administrative
     expenses                                        3,819               3,772            7,247                7,327
   Research and product development costs            2,356               1,690            4,418                3,463
   Interest expense                                     55                  76               87                  153
   Investment income                                   (30)                 (6)             (70)                 (13)
   Foreign exchange loss                                15                 165               70                  144
   Other expense (income)                               56                 (34)              23                  289
                                                -----------          -----------     -----------          -----------
                                                    34,010              34,787           65,139               68,960
                                                -----------          -----------     -----------          -----------

 INCOME FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES                               2,837               2,398            4,924                5,290

 INCOME TAXES                                          955                 812            1,661                1,823
                                                -----------          -----------     -----------          -----------

 INCOME FROM CONTINUING OPERATIONS                   1,882               1,586            3,263                3,467

 DISCONTINUED OPERATIONS:
 Gain on disposal of discontinued
   business segment, less applicable
   income tax expense                                   16                   0              304                    0
                                                -----------          -----------     -----------          -----------

 NET INCOME                                     $    1,898           $   1,586       $    3,567           $    3,467
                                                ===========          ===========     ===========          ===========

 NET INCOME PER SHARE - (BASIC):

   Continuing operations                        $     0.21           $    0.17       $    0.36            $     0.38
   Discontinued operations                            0.00                0.00            0.03                  0.00
                                                -----------          -----------     -----------          -----------
 NET INCOME PER SHARE                           $     0.21          $     0.17       $    0.39            $     0.38
                                                ===========          ===========     ===========          ===========

 NET INCOME PER SHARE - (DILUTED):

   Continuing operations                        $     0.20           $    0.17       $    0.35            $     0.37
   Discontinued operations                            0.00                0.00            0.03                  0.00
                                                -----------          -----------     -----------          -----------
 NET INCOME PER SHARE                           $     0.20          $     0.17       $    0.38            $     0.37
                                                ===========          ===========     ===========          ===========

 See notes to condensed consolidated financial statements.

                             C-COR ELECTRONICS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                                Twenty-Six Weeks Ended
                                                             December 25,      December 26,
                                                                 1998             1997
                                                             -----------       -----------
                                                                    (000's omitted)

 OPERATING ACTIVITIES
 Net Income                                                  $ 3,567           $ 3,467
   Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
   Depreciation and amortization                               3,707             3,275
   Gain on disposal of discontinued operations,
     net of tax expenses                                        (304)                -
   Provision for deferred retirement salary plan                 239               187
   Loss on sales of property, plant and equipment                 62                 -
   Changes in operating assets and liabilities:
     Accounts receivable                                      (3,137)             (250)
     Inventories                                              (1,325)           (3,060)
     Other assets                                               (310)             (136)
     Accounts payable and accrued liabilities                  1,663             3,205
     Deferred income taxes                                      (380)               29
     Discontinued operations - working capital changes
      and noncash charges                                       (219)             (730)
 NET CASH AND CASH EQUIVALENTS PROVIDED BY                  -----------       -----------
   OPERATING ACTIVITIES                                        3,563             5,987
                                                            -----------       -----------
 INVESTING ACTIVITIES
   Purchase of property, plant and equipment                  (2,228)           (4,625)
   Purchase of marketable securities                             (50)                -
   Proceeds from sale of marketable securities                     -                15
   Investment                                                 (5,000)                -
   Investing activities of discontinued operations                 -                22
 NET CASH AND CASH EQUIVALENTS                              -----------       -----------
    USED IN  INVESTING ACTIVITIES                             (7,278)           (4,588)
                                                            -----------       -----------
 FINANCING ACTIVITIES
   Payment of debt and capital lease obligations              (4,598)             (415)
   Proceeds from long-term debt borrowing                      3,000                 -
   Proceeds from line-of-credit                                7,114            26,300
   Payment of line-of-credit                                  (3,102)          (27,753)
   Issue common stock to employee stock purchase plan             34                24
   Proceeds from exercise of stock options                       248               134
   Purchase of treasury stock                                 (1,084)                -
 NET CASH AND CASH EQUIVALENTS PROVIDED BY (USED IN)        -----------       -----------
   FINANCING ACTIVITIES                                        1,612            (1,710)
                                                            -----------       -----------
 DECREASE IN CASH AND CASH EQUIVALENTS                        (2,103)             (311)
 Cash and cash equivalents at beginning of period              2,313               452
                                                            -----------       -----------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $   210           $   141
                                                            ===========       ===========

 See notes to condensed consolidated financial statements.

                            C-COR ELECTRONICS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying, unaudited, condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, and in the opinion of management, contain all adjustments (consisting only of normal, recurring adjustments) necessary to fairly present the Company's financial position as of December 25, 1998, and the results of its operations for the thirteen-week and twenty-six-week periods then ended. Operating results for the thirteen-week and twenty-six-week periods are not necessarily indicative of the results that may be expected for the year ending June 25, 1999. For further information, refer to financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 26, 1998.

2. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of:

                                                   December 25,            June 26,
                                                      1998                  1998
                                                ----------------       ----------------
                                                           (000's omitted)
Accounts payable                                        $ 8,770                $ 5,784
Accrued incentive plan expense                              475                  1,716
Accrued vacation expense                                  1,522                  1,435
Accrued salary expense                                      665                    719
Accrued salary and sales tax expense                        785                    903
Accrued warranty expense                                  1,782                  1,716
Accrued workers' compensation
  self-insurance expense                                  1,584                  1,319
Accrued restructuring costs                                   -                    625
Accrued other                                             2,109                  1,812
                                                ----------------       ----------------
                                                        $17,692                $16,029
                                                ================       ================

3. COMPREHENSIVE INCOME:

During the quarter ended September 25, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (Statement 130), which is required for fiscal years beginning after December 15, 1997. Statement 130 establishes standards for reporting comprehensive income and its components in a full set of general-purpose financial statements. The components of accumulated other comprehensive income
(loss), net of tax, of the Company are as follows:
                                                        December 25,              June 26,
                                                            1998                    1998
                                                         -----------             ----------
                                                                  (000's omitted)
Foreign currency translation adjustments                   $   (66)                 $  (92)
Unrealized loss on equity securities                           (11)                     (7)
                                                         ----------              ----------
Accumulated other comprehensive income (loss)              $   (77)                 $  (99)
                                                         ==========              ==========

The components of comprehensive income of the Company for the thirteen-week and twenty-six week periods ended September 25, 1998, and September 26, 1997, are as follows:
                                                         Thirteen Weeks Ended                Twenty-Six Weeks Ended
                                                     December 25,       December 26,     December 25,       December 26,
                                                          1998              1997             1998              1997
                                                        --------          --------         --------          --------
                                                                               (000's omitted)
Net income                                               $ 1,898           $ 1,586          $ 3,567           $ 3,467
Other comprehensive income, net of tax:
    Foreign currency translation adjustments                   1                10               17                21
    Unrealized (loss) gain  on equity securities              (4)                3               (4)                5
                                                         --------         --------          --------         --------
Other comprehensive income                                    (3)               13               13                26
                                                         --------         --------          --------         --------
Comprehensive income                                     $ 1,895           $ 1,599          $ 3,580           $ 3,493
                                                         ========         ========          ========         ========

4. NET INCOME PER SHARE:

Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (Statement 128), became effective for financial statements issued for periods ending after December 15, 1997. The Company adopted this Statement in the second quarter of fiscal year 1998 and as required has restated prior periods presented.

Basic earnings per share are computed based on the weighted average number of common shares outstanding, excluding any dilutive options and awards. Dilutive earnings per share are computed based on the weighted average number of common shares outstanding plus the dilutive effect of options. The dilutive effect of options is calculated under the treasury stock method using the average market price for the period. Net income per share is calculated for the periods presented as follows:
                                              Thirteen Weeks Ended                     Twenty-Six Weeks Ended
                                       December 26,         December 27,         December 26,         December 27,
                                           1997                 1996                 1997                 1996
                                       ------------         ------------         ------------         ------------
                                                         (000's omitted, except per share data)
Basic:
Weighted average shares outstanding        9,106                9,148                9,136                9,143
                                       ------------         ------------         ------------         ------------
Total                                      9,106                9,148                9,136                9,143


Income from continuing operations      $   1,882            $   1,586            $   3,263            $   3,467
Gain from discontinued operations             16                    0                  304                    0
                                       ------------         ------------         ------------         ------------
Net income                             $   1,898            $   1,586            $   3,567            $   3,467
                                       ============         ============         ============         ============

Net income per share
  Continuing operations                $    0.21            $    0.17            $    0.36            $     0.38
  Discontinued operations                   0.00                 0.00                 0.03                  0.00
                                       ------------         ------------         ------------         ------------
Net income per share                   $    0.21            $    0.17            $    0.39            $     0.38
                                       ============         ============         ============         ============


Diluted:

Weighted average shares outstanding        9,106                9,148                9,136                9,143
Weighted average common stock
  equivalents                                192                  288                  211                  228
                                       ------------         ------------         ------------         ------------
Total                                      9,298                9,436                9,347                9,371

Income from continuing operations      $   1,882            $   1,586            $   3,263            $   3,467
Gain from discontinued operations             16                    0                  304                    0
                                       ------------         ------------         ------------         ------------
Net income                             $   1,898            $   1,586            $   3,567            $   3,467
                                       ============         ============         ============         ============

Net income per share
  Continuing operations                $    0.20            $    0.17            $    0.35            $    0.37
  Discontinued operations                   0.00                 0.00                 0.03                 0.00
                                       ------------         ------------         ------------         ------------
Net income per share                   $    0.20            $    0.17            $    0.38            $    0.37
                                       ============         ============         ============         ============



5. Financial Instruments:

On October 19, 1998, the Company borrowed $3,000,000 under a term loan facility with a bank. The purpose of the loan is to refinance the Sunny Day Fund loan, paid off in August 1998. The loan requires monthly principal payments of $50,000 plus interest. The borrowings bear interest based on a one to three month variable rate at London Interbank Offered Rate (LIBOR), plus 1.15%. The Company is using a derivative financial instrument to reduce its exposure to market risk resulting from interest rates. On October 22, 1998, the Company entered into an interest rate swap agreement that fixes the interest rate at 6.14% on the notional amount of floating rate debt through October 21, 2003. The financial institution, as counterparty to the agreement, will pay the Company a floating interest rate based on a one-month LIBOR during the term of the agreement in exchange for the Company paying the fixed interest rate. Interest payments will be made monthly. The Company is at risk of loss from this swap agreement in the event of nonperformance by the counterparty. The Company believes this risk to be minimal.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

General
The following discussion addresses the financial condition of the Company as of December 25, 1998, and the results of operations for the thirteen-week and twenty-six-week periods ended December 25, 1998, compared with the same periods of the prior year. This discussion should be read in conjunction with the Management's Discussion and Analysis section for the fiscal year ended June 26, 1998, included in the Company's Annual Report on Form 10-K.

Disclosure Regarding Forward-Looking Statements
Some of the information presented in this report constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, continuation of increased domestic spending for network upgrades, the continuation of competitive pricing pressures, anticipated increased spending on research and product development, the continued availability of capital resources, and the Company's ability to assess the risks of the year 2000 issue with respect to its operations, and to resolve them in a timely manner. Although the Company believes its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Factors which could cause actual results to differ from expectations include the timing of orders received from customers, the gain or loss of significant customers, changes in the mix of products sold, changes in the cost and availability of parts and supplies, fluctuations in warranty costs, new product development activities, economic conditions affecting domestic and international markets, regulatory changes affecting the telecommunications industry, in general, and the Company's operations, in particular, competition and changes in domestic and international demand for the Company's products, and other factors which may impact operations and manufacturing. For additional information concerning these and other important factors which may cause the Company's actual results to differ materially from expectations and underlying assumptions, please refer to the Company's reports filed on Form 10-K and other reports filed with the Securities and Exchange Commission.

Results of Operations
Net income for the thirteen-week period ended December 25, 1998, was $1,898,000, which included income from continuing operations of $1,882,000 and a gain on disposal of discontinued operations of $16,000, net of tax. This compares to net income of $1,586,000 for the same period of the prior year, all of which derived from continuing operations. Net income for the twenty-six-week period ended December 25, 1998, was $3,567,000, which included income from continuing operations of $3,263,000 and a gain on disposal of discontinued operations of $304,000, net of tax. This compares to net income of $3,467,000 for the same period of the prior year, all of which derived from continuing operations.

Net sales for the thirteen-week period ended December 25, 1998, were $36,847,000, a decrease of 1% from the prior year's sales of $37,185,000 for the same period. The decrease in sales was primarily attributable to reduced sales to international markets, primarily in Canada as well as in Asia and Latin America. Net sales for the thirteen-week period ended December 25, 1998, increased 11%, compared to net sales reported for the Company's previous thirteen-week period ended September 25, 1998. Net sales for the twenty-six-week period ended December 25, 1998, were $70,063,000, a decrease of 6% from the prior year's sales of $74,250,000 for the same period, also attributable to reduced sales to international markets, primarily in Canada as well as in Asia, Europe, and Latin America. The reduction of sales to international markets more than offset an increase in domestic sales for the quarter and year-to-date periods.

Domestic sales, as a percentage of total consolidated sales, were 84% for the quarter ended December 25, 1998, and 87% for the period year-to-date. This compares to 69% for the quarter and 70% year-to-date for the same periods of the prior year. Sales to domestic customers increased 20% during the quarter ended December 25, 1998, and 17% for the period year-to-date, compared to the same periods of the prior year. The Company has seen a steady demand from domestic cable television (CATV) operators for hybrid/fiber coax (HFC) distribution equipment. The Company believes domestic CATV operators continue to upgrade their networks, increasing capacity for delivery of improved services to subscribers, which include not only voice and video requirements, but also demands for high-speed data transmission.

International sales, as a percentage of total consolidated sales, were 16% for the quarter ended December 25, 1998, and 13% for the period year-to-date. This compares to 31% for the quarter and 30% year-to-date for the same periods of the prior year. Sales to international customers decreased 49% during the quarter ended December 25, 1998, and 59% for the period year-to-date compared to the same periods of the prior year. The decrease for the quarter and year-to-date periods resulted primarily from reduced demand from a customer in Canada. In addition, reduced sales to Asia and Latin America also contributed to the reduction for the quarter, as well as Europe for the period year-to-date. These markets continue to represent distinct markets for CATV equipment, and, in general, demand can be highly variable.

The Company's backlog of sales orders at December 25, 1998, was approximately $42.3 million, consisting of backlog from domestic and international customers of 85% and 15%, respectively. This compared to a backlog of approximately $23.9 million at the end of the previous fiscal quarter ended September 25, 1998, consisting of backlog from domestic and international customers of 78% and 22%, respectively. The Company booked approximately $55.3 million of new sales orders during the quarter ended December 25, 1998, resulting in a book-to-bill ratio for the quarter of 1.50, compared to 1.00 at the end of the previous quarter. The increased sales order activity derived primarily from the domestic market, as well as Canada and Asia.

Gross profit percentage for the thirteen-week period ended December 25, 1998, was 24.7% versus 21.7% for the same period of the prior year. Gross profit percentage for the twenty-six-week period ended December 25, 1998, was 23.8% versus 22.4% for the same period of the prior year. The increase in the gross profit margin for the quarter and year-to-date periods is a result of changes in product sales mix and steps the Company has undertaken to lower manufacturing costs, which include increasing the capacity of the Company's manufacturing facility in Tijuana, Mexico. During the quarter, the Company increased its capacity by leasing a new 61,900 square foot facility in Tijuana, Mexico, and has completed the transition of its manufacturing operation to the new facility from its existing leased facility as of November 30, 1998. Although pricing pressures continue, the Company has taken steps to improve manufacturing processes in order to enhance efficiency and productivity, and to redesign products to enhance manufacturability and reduce material costs.

Selling, general and administrative expenses for the thirteen-week period ended December 25, 1998, were $3,819,000, an increase of 1% over the prior year's total of $3,772,000 for the same period. Selling, general and administrative expenses for the twenty-six-week period ended December 25, 1998, were $7,247,000, a decrease of 1% over the prior year's total of $7,327,000 for the same period. The increase for the quarter is due to various selling and administrative costs, including personnel costs associated with expansion of the Company's technical customer services business unit.

Research and product development costs for the thirteen-week period ended December 25, 1998, were $2,356,000, an increase of 39% over the prior year's total of $1,690,000 for the same period. Research and product development costs for the twenty-six-week period ended December 25, 1998, were $4,418,000, an increase of 28% over the prior year's total of $3,463,000 for the same period. The increases for the quarter and year-to-date periods are a result of higher personnel costs and increased expenditures due to the Company's continued investments in new products and technologies, which include additional development costs for the Company's Navicor(TM) platform of products, and cable network management software for network operators who need to monitor and control their operations from a central point. In accordance with the current development schedule of the Navicor platform of products and beta tests underway with the Company's cable network management system (CNM(TM) System 2), the Company continues to anticipate production release of these products in several phases over the second half of fiscal year 1999. Anticipated new technology enhancement initiatives are expected to increase research and product development expenses in future periods.

Interest expense for the thirteen-week period ended December 25, 1998, was $55,000, a decrease of 28% from the prior year's total of $76,000. Interest expense for the twenty-six-week period ended December 25, 1998, was $87,000, a decrease of 43% from the prior year's total of $153,000. The decrease for the quarter and year-to-date periods, is a result of a decrease in short-term borrowings on the Company's revolving line of credit during the periods, and a reduction in long-term borrowings resulting from the payoff of certain loans during the previous quarter of the current fiscal year.

Investment income for the thirteen-week period ended December 25, 1998, was $30,000, an increase from the prior year's total of $6,000. Investment income for the twenty-six-week period ended December 25, 1998, was $70,000, an increase from the prior year's total of $13,000. The increase for the quarter and year-to-date periods, is a result of dividends on current marketable securities and short-term investments of operating cash balances during the periods.

Foreign exchange loss for the thirteen-week period ended December 25, 1998, was $15,000, a decrease of 91% from the prior year's total of $165,000. Foreign exchange loss for the twenty-six-week period ended December 25, 1998, was $70,000, a decrease of 51% from the prior year's total of $144,000. The decrease for the quarter and year-to-date periods is a result of reduced foreign currency transactions, primarily Canadian dollars, as compared to the prior year.

Other expense for the thirteen-week period ended December 25, 1998, was $56,000. This compares to other income of $34,000 for the same period of the prior year. Other expense for the twenty-six-week period ended December 25, 1998, was $23,000, as compared to $289,000 for the same period of the prior year. The increase in other expense for the quarter resulted primarily from a loss on disposal of certain leasehold improvement costs associated with terminating the Company's facility lease in Tijuana, Mexico, which costs were not transferable to the Company's new leased facility. The decrease in other expense for the year-to-date period resulted primarily from expense accrued in the first quarter of the prior year for settlement of certain litigation.

The effective income tax rate for the thirteen-week period ended December 25, 1998, was 33.7%, compared to 33.9% for the same period of the prior year. The effective income tax rate for the twenty-six-week period ended December 25, 1998, was 33.7%, compared to 34.5% for the same period of the prior year. Fluctuations in the effective income tax rate from period to period, reflect changes in non-deductible amounts, the relative profitability related to both U.S. and non-U.S. operations, and differences in statutory rates.

Results of Discontinued  Operations
On July 10, 1997, the Company announced the discontinuation of its digital fiber optic business segment located in Fremont, California, in a wind-down process that was substantially completed as of the quarter ended March 27, 1998. A gain from the disposal of the discontinued business segment of $16,000, net of tax of $32,000, was recorded during the thirteen-week period ended December 25, 1998, resulting primarily from royalties received on licensing of the digital fiber optics technology. A gain from the disposal of the discontinued business segment of $304,000, net of tax of $112,000, was recorded during the twenty-six-week period ended December 25, 1998, resulting primarily from the settlement of certain warranty liabilities and the aforementioned royalties resulting from licensing the digital fiber optic technology.

Liquidity and Capital Resources
The Company's current ratio at December 25, 1998, was 2.2 compared to 2.6 at June 26, 1998. Net cash generated from operating activities was $3,563,000 for the twenty-six-week period ended December 25, 1998, compared to $5,987,000 for the same period of the prior year. Working capital was $26,139,000 as of December 25, 1998, compared to $27,313,000 at June 26, 1998.

Net cash used in investing activities was $7,278,000 for the twenty-six-week period ended December 25, 1998, compared to $4,588,000 for the same period of the prior year. The Company's investing activities derive primarily from purchases of property, plant and equipment and other investing activities. The decrease in cash used in investing activities was primarily due to an investment made by the Company in the stock of Convergence.com. In December 1998, the Company entered into a strategic alliance with Convergence.com, a provider of internet-enabling technical services. Under this arrangement, C-COR has made a $5,000,000 investment in Convergence.com and is the exclusive reseller of Convergence.com's products and services in North America. Convergence.com's products and services enable delivery of high-speed, broadband internet and data services to businesses, residential customers, schools and other institutions. The investment in Convergence.com is being carried at cost, as the ownership interest is less than 20%, and does not fall within the guidelines of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (Statement 115). Purchases of property, plant and equipment declined for the twenty-six-week period, compared to the same period of the prior year.

Net cash provided by financing activities totaled $1,612,000 for the twenty-six-week period ended December 25, 1998, compared to net cash used in financing activities of $1,710,000 for the same period of the prior year. The Company's financing activities consist primarily of borrowings and payments on short-term and long-term debt.

On June 25, 1998, the Company announced the closing of its manufacturing plant located in Reedsville, Pennsylvania, in order to reduce costs and improve productivity and asset utilization. The Company had a Lease/Option to Purchase Agreement with the Mifflin County Industrial Development Corporation (MCIDC) for the building and improvements located in Reedsville, Pennsylvania. The Company was the guarantor of several borrowing commitments by the MCIDC for financing the facility and improvements. On August 10, 1998, the Company executed its option and purchased the facility for approximately $1,454,000, representing the remaining outstanding principal balances of the various loan commitments. The Company used its available capital resources for the purchase. The Company has reclassified the net book value of this asset from property, plant and equipment at June 26, 1998, to property held for sale as of September 25, 1998. In addition, on August 20, 1998, the Company paid off the remaining balances of two loans secured through the Pennsylvania Sunny Day Fund. The loans funded the expansion and renovation of the Company's State College, Pennsylvania, facility in 1995. The loan balances were paid off in order to eliminate certain restrictive covenants associated with the loan agreements. The principal balances of the two loans paid off were $409,000 and $2,506,000, respectively. The Company used its available capital resources to pay off the loans. Additional financing activities for the quarter resulted from borrowings and payments on the Company's line-of-credit and other long-term debt.

On October 19, 1998, the Company borrowed $3,000,000 under a term loan facility with a bank. The purpose of the loan is to refinance the Sunny Day Fund loan, paid off in August 1998. The loan requires monthly principal payments of $50,000 plus interest. The borrowings bear interest based on a one- to three-month variable rate at London Interbank Offered Rate (LIBOR), plus 1.15%. The Company is using a derivative financial instrument to reduce its exposure to market risk resulting from interest rates. On October 22, 1998, the Company entered into an interest rate swap agreement that fixes the interest rate at 6.14% on the notional amount of floating rate debt through October 21, 2003. The financial institution, as counterparty to the agreement, will pay the Company a floating interest rate based on a one-month LIBOR during the term of the agreement in exchange for the Company paying the fixed interest rate. Interest payments will be made monthly. The Company is at risk of loss from this swap agreement in the event of nonperformance by the counterparty. The Company believes this risk to be minimal.

The Company has a stock repurchase program which allows it to repurchase up to 500,000 shares of C-COR common stock. The shares may be purchased from time to time in the open market through block or privately negotiated transactions, or otherwise. The Company intends to use its currently available capital resources to fund the purchases. The repurchased stock is being held by the Company as treasury stock to be used to meet the Company's obligations under its present and future stock option plans and for other corporate purposes. As of December 25, 1998, a total of 100,723 shares were repurchased under this stock repurchase program, of which 53,780 were purchased during the quarter. The total shares being held by the Company as treasury stock as of December 25, 1998, were 600,723.

The Company maintains a line-of-credit with a bank pursuant to which it may borrow the lesser of $23,000,000 or a percentage of eligible accounts receivable and inventory. The borrowings are collateralized by accounts receivable and inventory. The Company had borrowings of $4,012,000 on this line-of-credit as of December 25, 1998. Based upon the Company's analysis of eligible accounts receivable and inventory, approximately $16,811,000 was available to borrow as of December 25, 1998. This line-of-credit agreement was committed through
January 31, 1999, and on January 21, 1999, the Company renewed this line-of-credit for $25,000,000, with a sub-limit of $2,000,000 available for the issuance of letters of credit. The line-of-credit is committed through December 31, 1999.

Management believes that operating cash flow, as well as the aforementioned financing source, will adequately provide for all cash requirements for the foreseeable future, subject to requirements that additional growth or strategic development might dictate.

Year 2000
The Company is aware of the issues associated with the limitations of the programming code in many existing computer systems, whereby the computer systems may not properly recognize date-sensitive information as the millennium (year
2000) approaches. The Company's date-sensitive systems include, but are not limited to, test equipment, computer systems embedded in production equipment, products containing computer systems, business data processing systems, production management and planning systems, and personal computers. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail.

During the thirteen-week period ended December 25, 1998, the Company's Year 2000 project team (consisting of representatives from its information technology, finance, manufacturing, product development, quality assurance, and sales and marketing departments) assessed the Company's internal date-sensitive equipment to determine Year 2000 compliance. The Company has concluded that approximately 75% of the Company's date-sensitive equipment is deemed to be compliant or had only minor issues. Another 17% requires further investigation to determine compliance, and approximately 8% was determined to be non-compliant. Most of these non-compliant items can be upgraded to be compliant before Year 2000. The non-compliant hardware and software were determined not to be in critical systems. The Company will continue the ongoing process of evaluating its remaining date-sensitive equipment for Year 2000 compliance during the third quarter of fiscal year 1999.

At this time, all critical systems have been designated compliant by their manufacturer. To verify manufacturer's assertions, the Company has developed a testing plan for its critical systems, and will begin compliance testing during the Company's third quarter of fiscal year 1999.

In addition, during the thirteen-week period ended December 25, 1998, the Company corresponded with its principal customers, suppliers, vendors and subcontractors to ascertain their readiness for the Year 2000, and requested assurances that they are addressing the Year 2000 issue. These actions are intended to help mitigate the possible external impact of Year 2000 issues. However, the Company is unable to fully assess the potential consequences in the event of unforeseen compliance issues with the systems operated by its customers, suppliers, vendors or subcontractors.

The Company has assessed its products presently being sold and those installed in customer's networks. With the exception of our network management system, there is no inherent software embedded in the Company's product offering to cause a Year 2000 issue. The Company has assessed its network management software and firmware, both present and previously sold versions, and has also found them to be Year 2000 compliant.

The Company's current timetable is that it expects to complete its remaining Year 2000 risk assessment and testing by the end of its third quarter of fiscal year 1999, however, there can be no assurance that the Company will meet this timetable.

The Company has not calculated the total estimated cost of addressing Year 2000 issues. While the total estimated cost of these efforts is difficult to predict with accuracy, based on its evaluation and assessment thus far, the Company believes there should not be a material adverse impact on its operating results or financial condition. However, Year 2000 issues could have a significant impact on the Company's operations and its financial results if modifications cannot be completed on a timely basis, if unforeseen needs or problems arise, or if there are unforeseen compliance problems with the systems operated by its customers, suppliers, vendors or subcontractors. Moreover, the change to the Year 2000 may negatively impact the Company's customers or the CATV industry as a whole, causing reduced demand and market disruption in anticipation of, or following, the Year 2000.

Based on its assessment to date, the Company believes it will not experience any material disruption as a result of Year 2000 problems with its internal financial, manufacturing and other computer systems. Upon final completion of the evaluation of its date-sensitive equipment for Year 2000, the Company will establish a contingency plan detailing how it will operate in the event it perceives there are unaddressed risks associated with the Year 2000. In addition, the Company is uncertain as to the most reasonably likely worst case scenario, however, upon completion of its Year 2000 risk assessment and testing plan, the Company expects to be able to ascertain the effects of such scenario, and to develop a remedial plan.

PART II. OTHER INFORMATION


Item 4.  Submission of matters to a vote of shareholders

The Company's annual meeting of shareholders was held on October 13, 1998, at which the holders of 7,541,037 shares of common stock of the Company (out of a total of 9,157,124 shares outstanding and entitled to vote at such annual meeting), were present in person or represented by proxy (representing a quorum for the transaction of business). The election of four directors was submitted to a vote of shareholders.

Mr. John J. Omlor, Dr. James J. Tietjen, and Ms. Anne P. Jones were re-elected as directors of the Company until the year 2001, and Mr. David A. Woodle was elected as a director until the year 1999.

The voting results for the election of directors are set forth as follows:

Name of Nominee            Votes For             Votes Withheld

Anne P. Jones              7,441,817             99,220
Dr. James J. Tietjen       7,442,007             99,030
John J. Omlor              7,442,007             99,030
David A. Woodle            7,441,842             99,195


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


                             C-COR ELECTRONICS, INC.
                                              (Registrant)



Date:     February 5, 1999                    /s/ WILLIAM T. HANELLY
      -----------------------                 --------------------------
                             Vice President-Finance,
                             Secretary and Treasurer
                          (Principal Financial Officer)




Date:     February 5, 1999                    /s/ JOSEPH E. ZAVACKY
      -----------------------                 ---------------------------
                                              Controller and Assistant Secretary
                         (Principal Accounting Officer)