Form 10-Q
period 1999-03-26
C COR ELECTRONICS INC
filed 1999-05-10
CIK 350621

United States

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q
             [ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the thirteen-week period ended:  March 26, 1999

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

Common Stock, $.10 Par Value - 9,163,439 shares as of May 03, 1999.

                                      INDEX

                             C-COR ELECTRONICS, INC.



PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements (unaudited).

              Condensed consolidated balance sheets -- March 26, 1999, and June 26, 1998.

              Condensed consolidated statements of operations -- thirteen weeks ended March 26, 1999, and March 27, 1998; thirty-nine weeks ended March 26, 1999, and March 27, 1998.

              Condensed consolidated statements of cash flows -- thirty-nine weeks ended March 26, 1999, and March 27, 1998.

              Notes to condensed consolidated financial statements -- March 26, 1999.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.



PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form  8-K.

Item 1.  Financial Statements

                             C-COR ELECTRONICS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                               March 26,        June 26,
                                  ASSETS                         1999            1998
                                                             -----------      ----------
                                                             (Unaudited)         (Note)
                                                                     (000's omitted)
CURRENT ASSETS
  Cash and cash equivalents                                  $       571      $   2,313
  Marketable securities                                              383            356
  Accounts receivable                                             22,950         19,404
                                                             -----------      ----------
                                                                  23,904         22,073
                                                             -----------      ----------
  Inventories:
    Raw materials                                                 15,116         12,770
    Work-in-process                                                3,052          1,755
    Finished goods                                                 2,577          2,850
                                                             -----------      ----------
      Total inventories                                           20,745         17,375
                                                             -----------      ----------
  Deferred taxes                                                   3,818          2,797
  Property held for sale, net                                      1,281              0
  Other current assets                                             1,470          2,468
  Net current assets of discontinued operations                      353              0
                                                             -----------      ----------
TOTAL CURRENT ASSETS                                              51,571         44,713
                                                             -----------      ----------
PROPERTY, PLANT, AND EQUIPMENT, NET                               25,508         27,751
INVESTMENT                                                         5,000              0
INTANGIBLE ASSETS, NET                                             1,231          1,295
OTHER LONG-TERM ASSETS                                             2,331          1,759
                                                             -----------      ----------
TOTAL ASSETS                                                 $    85,641      $  75,518
                                                             ===========      ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                   $    22,310      $  16,029
  Line of credit                                                       0              0
  Current portion of long-term debt                                  758            854
  Net current liabilities of discontinued operations                   0            517
                                                             -----------      ----------
TOTAL CURRENT LIABILITIES                                         23,068         17,400
                                                             -----------      ----------
LONG-TERM DEBT, less current portion                               3,822          5,513
DEFERRED TAXES                                                     1,505          1,374
OTHER LONG-TERM LIABILITIES                                        1,327          1,041
                                                             -----------      ----------
TOTAL LIABILITIES                                                 29,722         25,328
                                                             -----------      ----------
SHAREHOLDERS' EQUITY
  Common Stock, $.10 par; authorized shares
   24,000,000; issued shares of 9,718,042 on  3/26/99,
   and 9,672,128 on 06/26/98.                                        972            967
  Additional paid-in capital                                      20,787         20,341
  Retained earnings                                               41,249         34,877
  Accumulated other comprehensive loss                              (109)           (99)
  Treasury stock                                                  (6,980)        (5,896)
                                                             -----------      ----------
TOTAL SHAREHOLDERS' EQUITY                                        55,919         50,190
                                                             -----------      ----------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                     $    85,641      $  75,518
                                                             ===========      ==========


Note: The balance sheet at June 26, 1998, has been derived from audited financial statements at that date.

See notes to condensed consolidated financial statements.

                                                    C-COR ELECTRONICS, INC.
                                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                     Thirteen Weeks Ended                 Thirty-Nine Weeks Ended
                                                  March 26,           March 27,        March 26,            March 27,
                                                    1999                1998             1999                1998
                                                -----------          -----------     -----------          -----------
                                                               (000's omitted, except per share data)
 NET SALES                                      $   44,144          $   40,248      $  114,207           $  114,498
                                                -----------         -----------     -----------          -----------

 COSTS AND EXPENSES:
   Cost of sales                                    33,919              31,574          87,283               89,171
   Selling, general and administrative
     expenses                                        4,141               3,948          11,388               11,275
   Research and product development costs            1,808               1,877           6,226                5,340
   Interest expense                                     85                 115             172                  268
   Investment income                                    (5)                 (7)            (75)                 (19)
   Foreign exchange loss (gain)                        (34)                (33)             36                  111
   Other expense (income)                              (34)                (15)            (11)                 273
                                                -----------         -----------     -----------          -----------
                                                    39,880              37,459         105,019              106,419
                                                -----------         -----------     -----------          -----------

 INCOME FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES                               4,264               2,789           9,188                8,079

 INCOME TAX EXPENSE                                  1,459                 912           3,120                2,735
                                                -----------         -----------     -----------          -----------

 INCOME FROM CONTINUING OPERATIONS                   2,805               1,877           6,068                5,344

 DISCONTINUED OPERATIONS:
  Gain on disposal of discontinued
   business segment, less applicable
   income tax expense                                    0                 363             304                  363
                                                -----------         -----------     -----------          -----------

 NET INCOME                                     $    2,805          $    2,240      $    6,372           $    5,707
                                                ===========         ===========     ===========          ===========

 NET INCOME PER SHARE - (BASIC):

   Continuing operations                        $     0.31          $     0.20      $    0.67            $    0.58
   Discontinued operations                            0.00                0.04           0.03                 0.04
                                                -----------         -----------     -----------          -----------
 NET INCOME PER SHARE                           $     0.31          $     0.24      $    0.70            $    0.62
                                                ===========         ===========     ===========          ===========

 NET INCOME PER SHARE - (DILUTED):

   Continuing operations                        $     0.30          $     0.20      $    0.65            $    0.57
   Discontinued operations                            0.00                0.04           0.03                 0.04
                                                -----------         -----------     -----------          -----------
 NET INCOME PER SHARE                           $     0.30          $     0.24      $    0.68            $    0.61
                                                ===========         ===========     ===========          ===========

 See notes to condensed consolidated financial statements.

                             C-COR ELECTRONICS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                                Thirty-Nine Weeks Ended
                                                              March 26,         March 27,
                                                                 1999             1998
                                                             -----------       -----------
                                                                    (000's omitted)

 OPERATING ACTIVITIES
 Net Income                                                  $ 6,372           $ 5,707
   Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
   Depreciation and amortization                               5,240             4,682
   Gain on disposal of discontinued operations,
     net of tax expense                                         (304)             (363)
   Provision for deferred retirement salary plan                 186                72
   Loss on sales of property, plant and equipment                 62                 -
   Changes in operating assets and liabilities:
     Accounts receivable                                      (3,546)           (1,636)
     Inventories                                              (3,370)           (1,980)
     Other assets                                                426            (1,257)
     Accounts payable                                          5,290               941
     Accrued liabilities                                         991             2,452
     Other liabilities                                           100               200
     Deferred income taxes                                      (887)             (599)
     Discontinued operations - working capital changes
      and noncash charges                                       (566)            1,536
 NET CASH AND CASH EQUIVALENTS PROVIDED BY                  -----------       ---------
   OPERATING ACTIVITIES                                        9,994             9,755
                                                            -----------       ---------
 INVESTING ACTIVITIES
   Purchase of property, plant and equipment                  (4,281)           (7,591)
   Purchase of marketable securities                             (35)                -
   Proceeds from sale of marketable securities                     -                15
   Investment                                                 (5,000)                -
   Investing activities of discontinued operations                 -                22
 NET CASH AND CASH EQUIVALENTS                              -----------       -----------
    USED IN  INVESTING ACTIVITIES                             (9,316)           (7,554)
                                                            -----------       -----------
 FINANCING ACTIVITIES
   Payment of debt and capital lease obligations              (4,787)             (624)
   Proceeds from long-term debt borrowing                      3,000                 -
   Proceeds from line of credit                               17,670            44,961
   Payment of line of credit                                 (17,670)          (46,750)
   Issue common stock to employee stock purchase plan             36                40
   Proceeds from exercise of stock options                       415               145
   Purchase of treasury stock                                 (1,084)                -
 NET CASH AND CASH EQUIVALENTS  USED IN                     -----------       -----------
   FINANCING ACTIVITIES                                       (2,420)           (2,228)
                                                            -----------       -----------
 DECREASE IN CASH AND CASH EQUIVALENTS                        (1,742)              (27)
 Cash and cash equivalents at beginning of period              2,313               452
                                                            -----------       -----------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $   571           $   425
                                                            ===========       ===========

 See notes to condensed consolidated financial statements.

                            C-COR ELECTRONICS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying, unaudited, condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, and in the opinion of management, contain all adjustments (consisting only of normal, recurring adjustments) necessary to fairly present the Company's financial position as of March 26, 1999, and the results of its operations for the thirteen-week and thirty-nine-week periods then ended. Operating results for the thirteen-week and thirty-nine-week periods are not necessarily indicative of the results that may be expected for the year ending June 25, 1999. For further information, refer to financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 26, 1998.

2. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of:

                                                    March 26,             June 26,
                                                      1999                  1998
                                                ----------------       ----------------
                                                           (000's omitted)
Accounts payable                                        $11,074                $ 5,784
Accrued incentive plan expense                              821                  1,716
Accrued vacation expense                                  1,772                  1,435
Accrued salary expense                                    1,431                    719
Accrued salary and sales tax expense                        814                    903
Accrued warranty expense                                  1,607                  1,716
Accrued workers' compensation
  self-insurance expense                                  1,704                  1,319
Accrued restructuring costs                                   -                    625
Accrued other                                             3,087                  1,812
                                                ----------------       ----------------
                                                        $22,310                $16,029
                                                ================       ================

3. COMPREHENSIVE INCOME:

During the quarter ended September 25, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (Statement 130), which is required for fiscal years beginning after December 15, 1997. Statement 130 establishes standards for reporting comprehensive income and its components in a full set of general-purpose financial statements. The components of accumulated other comprehensive income (loss), net of tax, of the
Company are as follows:
                                                          March 26,               June 26,
                                                            1999                    1998
                                                         -----------             ----------
                                                                  (000's omitted)
Foreign currency translation adjustments                   $   (97)                 $  (92)
Unrealized loss on equity securities                           (12)                     (7)
                                                         ----------              ----------
Accumulated other comprehensive income (loss)              $  (109)                 $  (99)
                                                         ==========              ==========

The components of comprehensive income of the Company for the thirteen-week and thirty-nine-week periods ended March 26, 1999, and March 27, 1998, are as follows:
                                                         Thirteen Weeks Ended               Thirty-Nine Weeks Ended
                                                       March 26,          March 27,       March 26,         March 27,
                                                          1999              1998             1999              1998
                                                        --------          --------         --------          --------
                                                                               (000's omitted)
Net income                                               $ 2,805           $ 2,240          $ 6,372           $ 5,707
Other comprehensive income, net of tax:
    Foreign currency translation adjustments                 (20)              (11)              (3)                9
    Unrealized (loss) gain  on equity securities              (1)               (1)              (5)                4
                                                         --------         --------          --------         --------
Other comprehensive income                                   (21)              (12)              (8)               13
                                                         --------         --------          --------         --------
Comprehensive income                                     $ 2,784           $ 2,228          $ 6,364           $ 5,720
                                                         ========         ========          ========         ========

4. NET INCOME PER SHARE:

Basic earnings per share are computed based on the weighted average number of common shares outstanding, excluding any dilutive options and awards. Dilutive earnings per share are computed based on the weighted average number of common shares outstanding plus the dilutive effect of options. The dilutive effect of options is calculated under the treasury stock method using the average market price for the period. Net income per share is calculated for the periods presented as follows:
                                              Thirteen Weeks Ended                     Thirty-Nine Weeks Ended
                                         March 26,           March 27,            March 26,            March 27,
                                           1999                 1998                 1999                 1998
                                       ------------         ------------         ------------         ------------
                                                         (000's omitted, except per share data)
Basic:
Weighted average shares outstanding        9,112                9,154                9,128                9,147
                                       ------------         ------------         ------------         ------------
Total                                      9,112                9,154                9,128                9,147


Income from continuing operations      $   2,805            $   1,877            $   6,068            $   5,344
Gain from discontinued operations              0                  363                  304                  363
                                       ------------         ------------         ------------         ------------
Net income                             $   2,805            $   2,240            $   6,372            $   5,707
                                       ============         ============         ============         ============

Net income per share
  Continuing operations                $    0.31            $    0.20            $    0.67            $     0.58
  Discontinued operations                   0.00                 0.04                 0.03                  0.04
                                       ------------         ------------         ------------         ------------
Net income per share                   $    0.31            $    0.24            $    0.70            $     0.62
                                       ============         ============         ============         ============


Diluted:

Weighted average shares outstanding        9,112                9,154                9,128                9,147
Weighted average common stock
  equivalents                                293                  266                  255                  244
                                       ------------         ------------         ------------         ------------
Total                                      9,405                9,420                9,383                9,391

Income from continuing operations      $   2,805            $   1,877            $   6,068            $   5,344
Gain from discontinued operations              0                  363                  304                  363
                                       ------------         ------------         ------------         ------------
Net income                             $   2,805            $   2,240            $   6,372            $   5,707
                                       ============         ============         ============         ============

Net income per share
  Continuing operations                $    0.30            $    0.20            $    0.65            $    0.57
  Discontinued operations                   0.00                 0.04                 0.03                 0.04
                                       ------------         ------------         ------------         ------------
Net income per share                   $    0.30            $    0.24            $    0.68            $    0.61
                                       ============         ============         ============         ============



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General
The following discussion addresses the financial condition of the Company as of March 26, 1999, and the results of operations for the thirteen-week and thirty-nine-week periods ended March 26, 1999, compared with the same periods of the prior year. This discussion should be read in conjunction with the Management's Discussion and Analysis section for the fiscal year ended June 26, 1998, included in the Company's Annual Report on Form 10-K.

Disclosure Regarding Forward-Looking Statements
Some of the information presented in this report constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, continuation of increased domestic spending for network upgrades, the Company's competitive position for providing products and services, the continuation of competitive pricing pressures, anticipated increased spending on research and product development, the anticipated higher production levels for the fourth quarter of fiscal year 1999, the continued availability of capital resources, and the Company's ability to assess the risks of the Year 2000 issue with respect to its operations, and to resolve them in a timely manner. Although the Company believes its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Factors which could cause actual results to differ from expectations include the timing of orders received from customers, the gain or loss of significant customers, changes in the mix of products sold, changes in the cost and availability of parts and supplies, fluctuations in warranty costs, new product development activities, economic conditions affecting domestic and international markets, regulatory changes affecting the telecommunications industry, in general, and the Company's operations, in particular, competition and changes in domestic and international demand for the Company's products, and other factors which may impact operations and manufacturing. For additional information concerning these and other important factors which may cause the Company's actual results to differ materially from expectations and underlying assumptions, please refer to the Company's reports filed on Form 10-K and other reports filed with the Securities and Exchange Commission.

Results of Operations

Net sales for the thirteen-week period ended March 26, 1999, were $44,144,000, an increase of 10% from the prior year's sales of $40,248,000 for the same period. The increase in sales was primarily attributable to increased sales in the domestic market, as well as in Asia. The Company experienced a reduction of sales in Canada, Latin America, and Europe during the quarter, compared to the same period of the prior year. Net sales for the thirty-nine-week period ended March 26, 1999, were $114,207,000, a decrease of less than 1% from the prior year's sales of $114,498,000 for the same period. The year-to-date results as of March 26, 1999, reflect an increase in sales to the domestic market, which offset a reduction in sales to international markets.

Domestic sales, as a percentage of total consolidated sales, were 88% for the quarter ended March 26, 1999, and 87% for the period year-to-date. This compares to 83% for the quarter and 75% year-to-date for the same periods of the prior year. Sales to domestic customers increased 17% during the quarter ended March 26, 1999, and 17% for the period year-to-date, compared to the same periods of the prior year. The Company has seen a steady demand from domestic telecommunication operators for hybrid/fiber coax (HFC) distribution equipment. The Company believes network upgrade and rebuild activities have continued by telecommunications operators, as they continue to increase capacity for delivery of improved services to subscribers. These services include not only voice and video requirements, but also demands for high-speed data transmission. Competition for delivering these advanced services has continued to accelerate change and consolidation in the telecommunication industry. The Company believes it is positioned well for providing competitive and cost effective products and services to these telecommunication operators, enabling them to provide these advanced services to their subscribers.

International sales, as a percentage of total consolidated sales, were 12% for the quarter ended March 26, 1999, and 13% for the period year-to-date. This compares to 17% for the quarter and 25% year-to-date for the same periods of the prior year. Sales to international customers decreased 23% during the quarter ended March 26, 1999, and 51% for the period year-to-date, compared to the same periods of the prior year. The decrease for the quarter, resulted primarily from reduced demand in Europe and Latin America. The decrease for the period year-to-date resulted primarily from reduced demand from a customer in Canada, as well as reduced sales to Europe, Asia, and Latin America. These markets continue to represent distinct markets for cable television (CATV) equipment, and, in general, demand can be highly variable.

The Company's backlog of sales orders at March 26, 1999, was approximately $54.7 million, consisting of backlog from domestic and international customers of 91% and 9%, respectively. This compares to a backlog of approximately $27.2 million at March 27, 1998, consisting of backlog from domestic and international customers of 92% and 8%, respectively. The Company's backlog was approximately $42.4 million at the end of the previous fiscal quarter ended December 25, 1998, which consisted of backlog from domestic and international customers of 85% and 15%, respectively. The Company booked approximately $56.6 million of new sales orders during the quarter ended March 26, 1999, resulting in a book-to-bill ratio for the quarter of 1.3, compared to 1.5 for the previous quarter ended December 25, 1998. The increased sales order activity derived primarily from the domestic market.

Gross profit percentage for the thirteen-week period ended March 26, 1999, was 23.2% versus 21.6% for the same period of the prior year. Gross profit percentage for the thirty-nine-week period ended March 26, 1999, was 23.6% versus 22.1% for the same period of the prior year. The increase in the gross profit margin for the quarter and year-to-date periods is a result of changes in product sales mix and steps the Company has undertaken to lower manufacturing costs, which include increasing the capacity of the Company's manufacturing facility in Tijuana, Mexico. Although pricing pressures continue, the Company has taken steps to improve manufacturing processes in order to enhance efficiency and productivity, and to redesign products to enhance manufacturability and reduce material costs.

Selling, general and administrative expenses for the thirteen-week period ended March 26, 1999, were $4,141,000, an increase of 5% over the prior year's total of $3,948,000 for the same period. Selling, general and administrative expenses for the thirty-nine-week period ended March 26, 1999, were $11,388,000, an increase of 1% over the prior year's total of $11,275,000 for the same period. The increases are due to various selling and administrative costs, including personnel costs associated with expansion of the Company's technical customer services business unit.

Research and product development costs for the thirteen-week period ended March 26, 1999, were $1,808,000, a decrease of 4% over the prior year's total of $1,877,000 for the same period. Research and product development costs for the thirty-nine-week period ended March 26, 1999, were $6,226,000, an increase of 17% over the prior year's total of $5,340,000 for the same period. The decrease for the quarter is due to lower development expenses, compared to the same period of the prior year. The increase year-to-date is a result of higher personnel costs and increased expenditures due to the Company's continued investments in new products and technologies, which include additional development costs for the Company's Navicor(TM) platform of products, and cable network management software. During the quarter, the Company began shipping Navicor products to customers. In accordance with the current development schedule and beta tests underway with the Company's cable network management system (CNM(TM) System 2), the Company anticipates production release of this product during the fourth quarter of the Company's fiscal year 1999. Anticipated new technology enhancement initiatives are expected to increase research and product development expenses in future periods.

Interest expense for the thirteen-week period ended March 26, 1999, was $85,000, a decrease of 26% from the prior year's total of $115,000. Interest expense for the thirty-nine-week period ended March 26, 1999, was $172,000, a decrease of 36% from the prior year's total of $268,000. The decrease for the quarter and year-to-date periods is a result of a decrease in short-term borrowings on the Company's revolving line of credit during the periods, and a reduction in long-term borrowings resulting from the payoff of certain loans during the first quarter of the current fiscal year.

Investment income for the thirteen-week period ended March 26, 1999, was $5,000, a decrease from the prior year's total of $7,000. Investment income for the thirty-nine-week period ended March 26, 1999, was $75,000, an increase from the prior year's total of $19,000. The increase for the year-to-date periods, is a result of dividends on current marketable securities and short-term investments of operating cash balances during the periods.

Foreign exchange gain for the thirteen-week period ended March 26, 1999, was $34,000, an increase of 3% from the prior year's total of $33,000. Foreign exchange loss for the thirty-nine-week period ended March 26, 1999, was $36,000, a decrease of 68% from the prior year's total of $111,000. Changes in foreign exchange gains and losses for the quarter and year-to-date periods, compared to the same periods of the prior year are related to fluctuations in exchange rates, resulting primarily from sales transactions denominated in Canadian dollars.

Other income for the thirteen-week period ended March 26, 1999, was $34,000. This compares to other income of $15,000 for the same period of the prior year. Other income for the thirty-nine-week period ended March 26, 1999, was $11,000, as compared to other expenses of $273,000 for the same period of the prior year. The decrease in other expense for the year-to-date period resulted primarily from expense accrued in the first quarter of the prior year for settlement of certain litigation.

The effective income tax rate for the thirteen-week period ended March 26, 1999, was 34.2%, compared to 32.7% for the same period of the prior year. The effective income tax rate for the thirty-nine-week period ended March 26, 1999, was 34.0%, compared to 33.9% for the same period of the prior year. Fluctuations in the effective income tax rate from period to period reflect changes in the benefit that derives from the Company's foreign sales corporation, changes in non-deductible amounts, the relative profitability related to both U.S. and non-U.S. operations, and differences in statutory rates.

Net income for the thirteen-week period ended March 26, 1999, was $2,805,000, all of which derived from continuing operations. This compares to net income of $2,240,000 for the same period of the prior year, which included income from continuing operations of $1,877,000 and a gain on disposal of discontinued operations of $363,000, net of tax. Net income for the thirty-nine-week period ended March 26, 1999, was $6,372,000, which included income from continuing operations of $6,068,000 and a gain on disposal of discontinued operations of $304,000, net of tax. This compares to net income of $5,707,000 for the same period of the prior year, which included income from continuing operations of $5,344,000 and a gain on disposal of discontinued operations of $363,000, net of tax.

Results of Discontinued Operations

On July 10, 1997, the Company announced the discontinuation of its digital fiber optic business segment located in Fremont, California, in a wind-down process that was substantially completed as of the quarter ended March 27, 1998. A gain from the disposal of the discontinued business segment of $304,000, net of tax of $112,000, was recorded during the thirty-nine-week period ended March 26, 1999, resulting primarily from the settlement of certain warranty liabilities and royalties resulting from licensing the digital fiber optic technology. This compares to a gain from the disposal of the discontinued business segment of $363,000, net of tax of $188,000, for the same period of the prior year.

Liquidity and Capital Resources

The Company's current ratio at March 26, 1999, was 2.2 compared to 2.6 at June 26, 1998. Net cash generated from operating activities was $9,994,000 for the thirty-nine-week period ended March 26, 1999, compared to $9,755,000 for the same period of the prior year. Working capital was $28,503,000 as of March 26, 1999, compared to $27,313,000 at June 26, 1998. As of March 26, 1999, increases in both inventories and associated accounts payables resulted from a higher level of purchases to support higher production levels anticipated in the fourth quarter of fiscal year 1999.

Net cash used in investing activities was $9,316,000 for the thirty-nine-week period ended March 26, 1999, compared to 7,554,000 for the same period of the prior year. The increase in cash used in investing activities was primarily due to an investment made by the Company in the stock of Convergence.com. In December 1998, the Company entered into a strategic alliance with Convergence.com, a provider of internet-enabling technical services. Under this arrangement, C-COR has made a $5,000,000 investment in Convergence.com and is the exclusive reseller of Convergence.com's products and services in North America. Convergence.com's products and services enable delivery of high-speed, broadband internet and data services to businesses, residential customers, schools and other institutions. The investment in Convergence.com is being carried at cost, as the ownership interest is less than 20% and does not fall within the guidelines of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (Statement 115). The Company's other investing activities derive primarily from purchases of property, plant and equipment and other investing activities.

Net cash used in financing activities totaled $2,420,000 for the thirty-nine-week period ended March 26, 1999, compared to net cash used in financing activities of $2,228,000 for the same period of the prior year. The Company's financing activities consist primarily of borrowings and payments on short-term and long-term debt.

The Company has a stock repurchase program which allows it to repurchase up to 500,000 shares of C-COR common stock. The shares may be purchased from time to time in the open market through block or privately negotiated transactions, or otherwise. The repurchased stock is being held by the Company as treasury stock to be used to meet the Company's obligations under its present and future stock option plans and for other corporate purposes. As of March 26, 1999, a total of 100,723 shares had been repurchased under this stock repurchase program, of which none were purchased during the quarter. The total shares being held by the Company as treasury stock as of March 26, 1999, were 600,723.

The Company maintains a line of credit with a bank pursuant to which it may borrow the lesser of $25,000,000, net of outstanding letters of credit up to a $2,000,000 sub-limit, or a percentage of eligible accounts receivable and inventory. The line of credit is committed through December 31, 1999. The borrowings are collateralized by accounts receivable and inventory. The Company had no borrowings on this line of credit as of March 26, 1999. Based upon the Company's analysis of eligible accounts receivable and inventory, approximately $21,437,000 was available to borrow as of March 26, 1999.

Management believes that operating cash flow, as well as the Company's bank line of credit is adequate to provide for all cash requirements for the foreseeable future, subject to requirements that additional growth or strategic development might dictate.

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

During the thirteen-week period ended March 26, 1999, the Company's Year 2000 project team (consisting of representatives from its information technology, finance, manufacturing, product development, quality assurance, and sales and marketing departments) substantially completed its assessment of the Company's internal date-sensitive equipment to determine Year 2000 compliance. As of March 26, 1999, the Company has concluded that approximately 85% of the Company's date-sensitive equipment is deemed to be compliant or has only minor issues. The Company is in the process of addressing approximately 8% of its date-sensitive equipment with minor upgrades or replacements. Another 2% requires some further investigation to determine compliance, but is not in critical system areas, and approximately 5% has been determined to be non-compliant. Most of these non-compliant items can be upgraded to be compliant before January 1, 2000. The non-compliant hardware and software have been determined not to be in critical systems. The Company will continue the ongoing process of evaluating its remaining date-sensitive equipment for Year 2000 compliance during the fourth quarter of fiscal year 1999.

At this time, all critical systems have been designated compliant by their manufacturer. To verify manufacturer's assertions, the Company developed a testing plan for its critical systems, and began compliance testing during the thirteen-week period ended March 26, 1999. The Company has completed approximately 50% of such compliance testing, and at this time, there are no exceptions identified with these manufacturer assertions. The Company anticipates completing its compliance testing by the end of its fourth quarter of fiscal year 1999.

In addition, during the thirteen-week period ended March 26, 1999, the Company continued corresponding with its principal customers, suppliers, vendors and subcontractors to ascertain their readiness for the Year 2000, and requested assurances that they are addressing the Year 2000 issue. All major customers and vendors, including sole and single source supply vendors, have replied or disclosed that they have a program in place or are compliant. These actions are intended to help mitigate the possible external impact of Year 2000 issues, however, the Company is unable to fully assess the potential consequences in the event of unforeseen compliance issues with the systems operated by its customers, suppliers, vendors or subcontractors.

The Company has assessed its products presently being sold and those installed in customers' networks. With the exception of the Company's network management system, the Company's products do not cause a Year 2000 issue. The Company has assessed its network management software and firmware, both present and previously sold versions, and found them to be Year 2000 compliant.

The Company's current timetable is that it expects to complete its remaining Year 2000 risk assessment and testing by the end of its fourth quarter of fiscal year 1999, however, there can be no assurance that the Company will meet this timetable.

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

Based on its assessment to date, the Company believes it will not experience any material disruption as a result of Year 2000 problems with its internal financial, manufacturing and other computer systems, however, there can be no assurance that unforseen problems could arise that could have a material adverse effect. The Company has established a preliminary contingency plan detailing how it will operate in the event it perceives there are unaddressed risks associated with the Year 2000.

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


                             C-COR ELECTRONICS, INC.
                                              (Registrant)



Date:     May 10, 1999                        /s/ WILLIAM T. HANELLY
      -----------------------                 --------------------------
                             Vice President-Finance
                             Secretary and Treasurer
                          (Principal Financial Officer)




Date:     May 10, 1999                        /s/ JOSEPH E. ZAVACKY
      -----------------------                 ---------------------------
                                              Controller and Assistant Secretary
                         (Principal Accounting Officer)