Form 10-K
period 1999-06-25
C COR NET CORP
filed 1999-09-23
CIK 350621

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                                   FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Fiscal Year Ended June 25, 1999
                               -------------

(  )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the transition period from                            to

                       Commission File Number:  0-10726
                                                -------

                                C-COR.net Corp.
            (Exact name of Registrant as specified in its charter)

        Pennsylvania                                        24-0811591
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

                                60 Decibel Road
                       State College, Pennsylvania 16801
             (Address of principal executive offices and Zip Code)

Registrant's telephone number, including area code:       (814) 238-2461

Securities registered pursuant to Section 12(b) of the Act:

          Title of each class        Name of each exchange on which registered
          -------------------        -----------------------------------------
                None                             Not Applicable

Securities registered pursuant to Section 12(g) of the Act:
    Common Stock, $.10 par value
    Series A Junior Participating Preferred Stock Purchase Rights

                             ---------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.  Yes  (X)     No  (   )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K.   (  )

As of September 21, 1999, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $370,620,624.

As of September 21, 1999, the Registrant had 12,312,162 shares of Common Stock outstanding.

Documents Incorporated by Reference:

     1)  1999 Annual Report to Shareholders (Parts I, II and IV)
     2)  Proxy Statement dated September 21, 1999 (Part III)

                                    PART I
                                    ------

Item 1.  Business
-----------------

Some of the information presented in this report contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward looking statements include, among others, statements regarding the Corporation's ability to provide complete network solutions, the demand for network integrity, the trend toward more fiber in the network, global demand for the Corporation's products and services, statements relating to the Corporation's business strategy and the Corporation's ability to integrate Convergence.com Corporation ("Convergence" or "Convergence.com") and Silicon Valley Communications, Inc. ("SVCI" or "Silicon Valley Communications"). Forward-looking statements represent the Corporation's judgement regarding future events. Although the Corporation believes it has a reasonable basis for these forward looking statements, the Corporation cannot guarantee their accuracy and actual results may differ materially from those the Corporation anticipated due to a number of uncertainties, many of which we are not aware. Factors which could cause actual results to differ from expectations include, among others, capital spending patterns of the communications industry, the Corporation's ability to develop new and enhanced products, if the AT&T field trials with the Corporation's fiber optic products are not successful, continued industry consolidation, the development of competing technology, the Corporation's ability to achieve its strategic objectives and the Corporation's ability to assimilate Convergence and SVCI. For additional information concerning these and other important factors which may cause the Corporation's actual results to differ materially from expectations and underlying assumptions, please refer to the reports filed by the Corporation with the Securities and Exchange Commission.

Introduction
------------

C-COR.net Corp. (the "Corporation) designs, manufactures and markets network transmission products and provides services and support to information service providers. The Corporation's principal customers are cable television system operators who operate hybrid fiber coax ("HFC) networks for delivering video, voice and data services. The Corporation's principal products are network transmission equipment, including radio frequency ("RF") amplifiers and AM fiber optic systems and nodes. The Corporation's services include network design,
activation, optimization, management and maintenance.   The cable television
industry is undergoing both significant growth and change as a result of the deregulation of the communications industry and demand by consumers for more and better information services. The Corporation's strategy is to provide complete network solutions to enable the Corporation's customers to meet the growing demand for interactive broadband communication services, including high-speed Internet access, telephony, and video on demand.

In fiscal years 1999 and 1998, the Corporation operated in one industry segment broadly defined as the Electronics Distribution Products segment, which represents the Corporation's continuing operations. In order to expand the Corporation's product offering in the Electronics Distribution Products segment, on September 17, 1999, the Corporation consummated a merger with SVCI, a California corporation, whereby SVCI became a wholly-owned subsidiary of the Corporation. This acquisition will enable the Corporation to broaden and strengthen its network distribution product offering by adding advanced fiber optic products to its existing RF and fiber optic equipment.

In addition, on July 9, 1999, the Corporation consummated a merger with Convergence, whereby Convergence became a wholly-owned subsidiary of the Corporation. The merger with Convergence will enable the Company to offer an integrated package of network management and support services and products. As a result of this merger with Convergence, in the next fiscal year, the Corporation will operate in a business segment called Broadband Management Services, which will provide Internet enabling technical services and support to broadband operators in the United States.

In fiscal year 1997, the Corporation operated in two industry segments: the Electronics Distribution Products segment and the Digital Fiber Optics Transmission Products segment, which has been reported as a discontinued business segment. The Digital Fiber Optics Transmission Products segment provided products for long-distance, point-to-point video, voice and data signal transmission applications, primarily for telephony, distance learning and other non-cable television markets. On July 10, 1997, the Corporation announced the discontinuance of its Digital Fiber Optics Products segment in a nine-month wind-down process. See "Discontinued Operations". In the remainder of this document, the discussions are based on the Corporation's continuing operations, the Electronics Distribution Products segment and Broadband Management Services segment, except where the context indicates otherwise.

The Corporation's headquarters are in State College, Pennsylvania, and its manufacturing facilities are in State College and Tipton, Pennsylvania, Santa Clara, California, and Tijuana, Mexico. The Corporation operates a Network Operations Center in Suwanee, Georgia, and administrative offices in Toronto, Canada and Almere, The Netherlands. The Corporation also maintains 9 regional sales offices throughout the United States and Asia.

Industry Overview
-----------------

Cable television system networks consist of a headend to receive television signals, a transmission network to distribute the signal throughout the network and connections from the transmission network to the subscribers. Historically, these systems offered one-way only video service. Recently, the cable television industry, like other parts of the communications industry, has been undergoing substantial change as a result of:

 . Deregulation that allows competition among communications companies, including wireline and wireless telephone companies and cable operators, for communications services;

 . Demand by consumers for two-way, high-speed broadband communications to accommodate Internet, telephony and other new information services; and

 . Multiple technologies that attempt to address the need for high-speed local loop connections, such as dense wave division multiplexing (DWDM), digital subscriber lines (DSL) and local multipoint distribution service (LMDS).


For the cable television industry, these factors are resulting in:

 . Upgrading existing cable networks to two-way, interactive broadband networks to provide new services and to compete against other communications technologies including DSL, LMD and direct broadcast satellite (DBS);

 . Greater utilization of fiber optic technology, including DWDM into the network;

 . Consolidation among cable operators driven by the increased capital needs of the system upgrades;

 . Investments in cable operators by non-cable operators in an effort to compete for both new and existing services and to provide a full range of communication services; and

 . Increased demand for more reliable cable networks resulting from the new services being offered.

Strategy Overview
-----------------

The Corporation's comprehensive product line allows it to offer end-to-end equipment for the three HFC network segments. The Corporation's Broadband Management Services business segment provides its customers with a wide array of services which work in conjunction with its equipment product line as well as other product lines, such as network design, activation and performance management.

The Corporation has been providing HFC distribution products and services and customer support to cable operators for over 45 years. The Corporation's customers include the largest cable multiple

                                                                           Draft

systems operators in the United States, many of the smaller domestic cable operators, and several large cable operators internationally. As the Corporation's customers upgrade their HFC networks to accommodate the Internet, telephony and advanced digital services, its core business strategy is to leverage its over 45 year legacy for quality and service, its strong customer relationships and its extensive installed base of transmission equipment to provide a full line of flexible, reliable and cost-effective network solutions. The Corporation is seeking to implement this strategy through both internal development of new products and services as well as acquisitions. Specific aspects of the Corporation's strategy include:

Provide Comprehensive HFC Network Product Line. The Corporation's principal product has been RF amplifiers which increase the power of an RF signal so that it can be transmitted further in the network and used from "the headend to the curb." The Corporation has undertaken initiatives to broaden its product line to capture the additional investment being made by cable operators. First, in December 1998, the Corporation introduced its NAVICOR family of optical node products. Second, in July 1999, the Corporation acquired Convergence.com, which allows the Corporation to resell headend and network equipment such as servers, routers and cable modem termination systems that are required to transmit high-speed data across cable networks. Third, in September, 1999, the Corporation acquired Silicon Valley Communications which added advanced fiber optic headend equipment and optical transmitters and receivers. The Corporation has delivered these new products to enable next generation, fiber-rich, two-way HFC architectures such as that being deployed in field trials by AT&T.

Leverage Extensive Installed Base of Equipment for Upgrade and Rebuild Sales. The Corporation intends to leverage its large installed base of transmission equipment in its customers' networks through upgrades, rebuilds and node size reductions. Over the past four years the Corporation has shipped approximately 1 million RF amplifiers. The Corporation provides a more cost effective upgrade path for its customers due to its ability to upgrade existing components for its installed products base rather than requiring all new equipment. As the Corporation's customers continue to upgrade their networks, the Corporation believes that this path will provide it with a competitive advantage in providing this equipment.

Provide Next Generation Network Management Services to Enhance Network Integrity. The requirement for HFC network integrity and reliability has become much greater as traffic and complexity increased and as networks become increasingly used for critical communications such as telephony and electronic commerce. However, current approaches to managing HFC networks focus on monitoring limited, individual elements of the network such as the cable modem or power supplies. Through the Corporation's network management software and Network Operations Center, the Corporation can provide a comprehensive, proactive view of the network from the set top box and/or modem to the headend. The Corporation intends to continue developing its network management services to address the various types of equipment and the unique characteristics of the different information types that will be delivered over future HFC networks.

Deliver Total Network Solutions to Meet Cable Operator's Emerging Broadband Needs. The Corporation believes that it is able to offer a broad network solution to cable operators by delivering a comprehensive line of equipment and the network services that these cable operators need to offer additional and improved services to their subscribers. The Corporation is able to design the network to enhance reliability, deliver the equipment and software, furnish installation and activation services, and provide ongoing network management and support services.

Increase International Sales. The Corporation is currently supplying products and services to a number of large international customers, including cable operators in Canada, Europe, Asia and Latin America. The Corporation intends to invest in further developing its international distribution channels and in providing localized versions of our products. With its broadened product and service offering, the Corporation intends to supply comprehensive network solutions to these and other operators in various international markets who generally prefer to purchase products and services from suppliers offering a more complete product line.

Products and Services
---------------------

                                                                           Draft

HFC Products

An HFC network connects a central information source, typically referred to as the headend, to individual residential users through a physical plant of fiber optic and coaxial cables and a variety of electrical and fiber optic devices that transmit, receive, modulate, and amplify the signals as they move through the network. A typical HFC network consists of three major segments: the headend, the node and the RF plant. The Corporation offers a full range of products for each of these segments.

Headend Equipment

The headend receives information from a satellite transmission, gateway to the Internet or telephony network or other source and converts this information to laser modulated optical signals for transmission across the network. Larger networks feature both primary headends and a series of secondary headends or hubs. The Corporation offers a broad range of headend equipment that features advanced technology.

Nodes

The general function of the node in the HFC network architecture is to convert information from optical signals to RF signals to prepare the information for distribution to the home. The Corporation offers a family of node products under the NAVICOR brand name that are upgradeable, scalable, modular and fully integrated with our RF amplifiers. This allows RF amplifiers to be upgraded to become nodes and simple nodes to be upgraded to become telecommunication nodes with narrowcasting and redundant configurations. Narrowcasting refers to tailoring content for certain subscribers by dedicating wavelengths to that content. The optical components of the nodes are designed to fit into the lid or cover of the housing so that upgrades from amplifiers to nodes are easily accomplished by replacing the lid.

Recently, the Corporation introduced a new family of fiber optic nodes, the MuxNode and the MiniNode, that are used in architecture designed for node sizes of 50 to 100 homes

RF Plant

The RF plant is comprised of the products that transmit information between the nodes and the residential users. These products are essentially RF amplifiers that come in various configurations such as trunks, bridgers, and line extenders. A trunk is used to handle a large amount of information in a network in which the node is further from the home. A bridger splits the signal to send it to a greater number of destinations. Line extenders move the information to the home.

The following table summarizes our major products and their primary functions and features:


Product
Segment           Our Products                      Function and Features
-------------------------------------------------------------------------------------------------------------
Headend          Universal Chassis                  .    Houses components of the headend equipment
                                                    .    Features modular one and three rack design
                                                    .    Compact design maximizes limited headend rack space
-------------------------------------------------------------------------------------------------------------
                 1310nm and 1550nm Transmitters     .    Convert RF signals to laser modulated optical signals
                                                    .    Incorporate predistortion and linearization technology
                                                    .    Satisfy primary channel requirements for North America,
                                                         Latin America and parts of Asia and Europe
-------------------------------------------------------------------------------------------------------------
                 Erbium Doped Fiber                 .    Used to amplify optical signals
                 Amplifiers (EDFA)                  .    Suitable for wave division multiplexing (WDM) and dense
                                                         wave division multiplexing (DWDM)
                                                    .    Used for both analog and digital applications
-------------------------------------------------------------------------------------------------------------


                                                                           Draft

 ---------------------------------------------------------------------------------------------------------------------------
                 Forward Path Receiver              .    Converts optical signals to RF signals
                                                    .    Features low noise contribution for clear signal conversion
 ---------------------------------------------------------------------------------------------------------------------------
                 Return Path Transmitter            .    Conveys digital and video return path signals
                                                    .    Used for data monitoring  and other interactive applications
 ---------------------------------------------------------------------------------------------------------------------------
                 Dual Return Path Receiver          .    Plug in module that includes two independent return path receivers
                                                    .    Receives digital and video return path signals
 ---------------------------------------------------------------------------------------------------------------------------
Nodes            NAVICOR Quadrant Node/Bridger      .    Provides four optical transmitters and four optical receivers
                                                    .    Includes a variety of reverse path transmitters for data,
                                                         telephony and video services
                                                    .    Modular design increases operating flexibility
 ---------------------------------------------------------------------------------------------------------------------------
                 NAVICOR Flexnet Nodes              .    Can be configured with single or dual optical receivers and transmitters
                                                    .    Available in cost effective version for less complex networks
                 Node Reverse Path                  .    Available in Fabry-Perot and distributed feedback versions
                 Transmitters                            For analog and digital applications.
--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
 RF Plant        FlexNet Trunk                      .    High performance, high capacity amplifier splitter
                                                         with three outputs
                                                    .    Configurable for a variety of applications in the network
                                                    .    Available in 750 and 862 MHz bandwidth versions
--------------------------------------------------------------------------------------------------------------------------------
                 FlexNet Terminating                .    Amplifier/splitter with two distribution outputs
                 Bridger                            .    Configurable for a variety of applications in the network
                                                    .    Available in 750 and 862 MHz bandwidth versions
--------------------------------------------------------------------------------------------------------------------------------
                 NAVICOR and FlexNet                .    Used to transmit information at the end of the line to
                 Line Extenders                          residential users
                                                    .    Available in 750 and 862 MHz bandwidth versions
--------------------------------------------------------------------------------------------------------------------------------
                 I-Flex Amplifiers                  .    European version of the FlexNet product line
--------------------------------------------------------------------------------------------------------------------------------

New HFC Products

MuxNode and MiniNode. The Corporation has introduced two new fiber optic products, which have recently begun field trials with AT&T's LightWire(TM) Neighborhood Broadband System in Salt Lake City, Utah. The Corporation believes these two products, the MuxNode and the MiniNode, are key components of the next generation of HFC architecture. This architecture provides for the broader deployment of fiber into the network, thereby providing increased bandwidth and greater network reliability. The MuxNode is an advanced, scalable, bi-directional fiber optic network device. The MuxNode is used to transmit and receive fiber optic signals to up to twelve MiniNodes. The MiniNode is a high output receiver, which replaces many of the amplifiers in the network and is designed to serve approximately 50 to 100 homes. The MiniNodes feature multiple forward and reverse paths that support analog video, digital video, high-speed data and telephone applications. This new architecture is designed to facilitate high-speed, interactive broadband communications, that allow operators to provide new and enhanced services to customers with greater network reliability.

The MuxNode and MiniNode feature DWDM technology which allows multiple signal wavelengths to be transmitted at the same item across the network. This increases the volume of information that can be conveyed over the network. It also allows cable operators flexibility in tailoring content for individual subscribers by dedicating certain wavelengths to that content, for example, video on demand.

Broadband Management Services

The Corporation also offers a broad array of services to assist our customers in operating reliable networks with high integrity. These services include design, activation, network management and optimization, and ongoing support, repair and maintenance.

                                                                           Draft

Network Design. Network design involves providing a customized plan for high-reliability and cost-effective HFC network upgrades and rebuilds. The customized plan takes into account the current state of the network and the target applications including such factors as channel capacity, two-way requirements, performance specifications, powering needs, high-speed data transmission, Internet access and network management options. The plan details the quantity, type and configuration of equipment required in the headend as well as throughout the remainder of the network. Deliverables include design services, highly accurate maps, bill-of-materials and custom drafting.

Activation Services. Activation services are required for a newly installed or upgraded network to become operational. They include activation/energizing, sweep and balance and proof of performance testing. The purpose of these services is to identify and correct any problems that may exist within the newly configured system and to validate that the construction is sound and the system is operating optimally.

Network Management Software. The Corporation's network management software offering, CNM System 2, is a third generation product that automatically identifies new units in the network and receives signals from intelligent agents that provide early notice of equipment and other network related problems. CNM System 2 is based on industry standards, which facilitate use with numerous network elements and maximize interoperability with other software applications. The Corporation's NAVICOR and I-Flex product lines are fully integrated with CNM System 2.

The Corporation has implemented additional network management software in its Network Operations Center in Suwanee, Georgia. This software facilitates proactive monitoring and management of networks by identifying usage trends, pinpointing customers that consume large amounts of bandwidth for special billing, and providing real-time fault detection and provisioning advice. The Center's software collects data and other information from cable modems installed in the home thereby increasing the amount and reliability of data available to proactively manage the network. The Corporation is currently working to integrate its CNM System 2 software with the Network Operations Center software to provide a more comprehensive network management product both for use in its Network Operations Center and for licensing to customers.

Network Management Services. Through its Network Operations Center, the Corporation is currently providing a number of network management services to smaller cable operators. These services include server management, RF technician help-desk support and end-user help-desk support as well as the basic monitoring the overall network integrity. Server management monitors the servers and routers installed in the customer headend that control the flow of high-speed data traffic. This service includes remote backups, problem diagnosis and secondary service. RF technician help-desk support uses the cable modems as telemetry devices and aids the operator in troubleshooting, problem diagnosis and maintenance of the RF cable plant. End-user help-desk services take inbound calls from cable company subscribers with problems and questions on Internet service and browser network applications.

Network Operations Center Consulting and System Integration Services. The Corporation provides program management, engineering and technical resources to cable operators to assist them in the design, development, implementation and operation of their own network operations centers. Typical deliverables during the planning and design phase include the site survey, business process assessment, services architecture planning, customer capability assessment, concept of operations document, systems architecture document and detailed bill-of-materials. The Corporation will also procure and install all equipment and software, including third party as well as the Corporation's equipment and software. The Corporation offers customized software development to integrate the network management software with other customer applications such as billing, dispatching and geographic information systems.

Equipment Services Center. The Corporation's Equipment Service Center provides repair and maintenance services on transmission equipment from all manufacturers. Repair services include documentation of parts, labor and problem identification. Upgrade services include such activities as bandwidth increases and frequency changes.

Customers
---------

During the past fiscal year, the Corporation's cable television customers have included almost all of the largest system operators in the United States. The Corporation's largest customers during the fiscal year ended June 25, 1999, were Time Warner and AT&T accounting for 28% and 17%, respectively, of net sales. The Corporation's largest customer during the fiscal year ended June 26, 1998, was Time Warner Cable, which accounted for 31% of net sales. The Corporation's largest customer during the fiscal year ended June 27, 1997, was Time Warner Cable, which accounted for 36% of net sales. No other customers accounted for 10% or more of net sales during fiscal years 1997, 1998, and 1999, respectively.

Sales and Distribution
----------------------

Sales efforts are conducted from the Corporation's headquarters; from offices in Europe; from 10 regional sales offices located throughout the United States, Canada and Asia; and through numerous distributors around the world.

The Corporation sells its products and services in the United States through its direct sales force, which is geographically organized. The Corporation approaches its customers at both the corporate level and in their individual cable systems. A highly qualified technical staff supports the Corporation's sales force. They work closely with customers to design systems, develop technical proposals and assist with installation and post-sale support. International sales in Canada, Europe, Asia and Latin America are made through the Corporation's direct sales force and through distributors.

Additionally, the Corporation provides 24 hours per day, 7 days per week, technical support, both directly and through distributors, as well as training for customers and distributors, as required, both in the Corporation's facilities and on-site.

The Corporation's marketing organization develops strategies for product lines and, in conjunction with the sales force, identifies evolving technical and application needs of customers so that product development resources can be most effectively and efficiently deployed to meet anticipated product requirements. The marketing organization is also responsible for demand forecasting and general support of the sales force, particularly at major accounts. The Corporation has many programs in place to heighten industry awareness of the Corporation and its products, including participation in technical conferences, publication of articles in industry journals and exhibiting at trade shows.

For the fiscal year ended June 25, 1999, the Corporation's international sales represented 11% of net sales. In the fiscal years ended June 26, 1998, and June 27, 1997, international sales were 21% and 19%, respectively, of net sales. See the discussion of segment information in the Corporation's 1999 Annual Report to Shareholders, Note R, incorporated herein by reference.

At June 25, 1999, the Corporation's backlog of orders was $52.8 million. At June 26, 1998, the Corporation's backlog of orders was $24.0 million, and at June 27, 1997, it was $34.9 million. For additional information regarding backlog, refer to Management's Discussion and Analysis of Financial Condition and Results of Operation incorporated herein by reference to page 17 of the Registrant's 1999 Annual Report to Shareholders.

Research and Product Development
--------------------------------

The Corporation operates in an industry that is subject to rapid changes in technology. The Corporation's ability to compete successfully depends in large part upon its ability to anticipate such changes. Accordingly, the Corporation is engaged in ongoing research and development activities that are intended to advance existing product lines, provide custom-designed variations of existing product lines and develop or evaluate new products. Research and development activities for the three major product groups are conducted at the Corporation's headquarters. The Corporation has an interdepartmental team, which assigns product development priorities. During the past fiscal year, research and product development expenditures were primarily directed at expanding the Corporation's AM fiber optic technology, network management systems and RF amplifier line. The

Corporation also continued with product development process improvements to reduce cycle time to design, develop and deliver new products, reduce manufacturing costs and improve design quality.

During the fiscal years ended June 25, 1999, June 26, 1998, and June 27, 1997, the Corporation spent approximately $9,038,000, $7,459,000, and $5,681,000, respectively, on research and development related to AM fiber optic systems, RF distribution equipment and network management. Anticipated product development initiatives focused on AM fiber optics, network management and other technology areas are expected to result in increased research and development expense in future years. No research and product development expenditures mentioned above have been capitalized.

Competition
-----------

The broadband communications markets are dynamic and highly competitive, requiring of those companies that compete in these markets substantial resources, skilled and experienced personnel and a capability to anticipate and capitalize on change. The Corporation competes with other companies in each of the markets in which it operates including, General Instrument, Scientific-Atlanta, ADC Telecommunications, Antec International and Harmonics, some of which are large publicly traded companies that may have greater financial, technical and marketing resources than we do.

The Corporation's products are marketed with emphasis on their quality and are generally priced competitively with other manufacturers' product lines. Product reliability and performance, superior and responsive customer service, breadth of product offering and an enhanced warranty program are several of the key criteria for competition. Other bases for competition include pricing and technological innovation.

There are several competing equipment vendors selling network products in the United States, a few of which have greater sales of similar equipment than the Corporation. The Corporation, however, believes it offers a broader product line in the RF distribution amplifier segment of the market, along with a growing number of AM fiber optic and network management products.

Industry sources estimate that U.S. cable systems pass 97% of TV households in the United States and in excess of 65% of those households are subscribers. In face of this high consumer market penetration, there are alternative methods of distributing entertainment video or information services to subscribers. All of the methods compete, to a limited extent, with conventional Cable TV services. The alternative distribution technologies include off-air broadcast service, Multipoint Multichannel Distribution Service (MMDS), LMDS, Satellite Master Antenna Television (SMATV), DSL and DBS.

Employees
---------

The Corporation had approximately 1,947 employees as of September 20, 1999, of which approximately 68% were engaged in manufacturing, inspection and quality control activities. The remainder were engaged in executive, administrative, sales, product development, research and technical customer services activities. The technical staff includes 160 engineers with baccalaureate or more advanced degrees and an additional 315 persons with at least two years of technical college or military education equivalent to a two-year degree.

Suppliers
---------

The Corporation closely monitors supplier delivery performance and quality and employs a strategy of limiting the total number of global suppliers to those who are quality leaders in their respective specialties and who will work with the Corporation as partners in the supply function. Typical items purchased are die cast aluminum housings, RF hybrids, printed circuit boards, fiber optic laser transmitter assemblies and standard electronic components. Some components, subassemblies and modules necessary for the manufacture and integration of our product are obtained from a sole supplier or a limited group of suppliers. The reliance on sole or limited suppliers, particularly foreign suppliers, involves several risks, including a potential inability to obtain an adequate supply of required components or subassemblies and reduced control over pricing, quality and timely delivery of components. The Corporation has experienced no

                                                                           Draft

significant difficulties to date in obtaining adequate quantities of raw materials and component parts.

The Corporation uses in-house vendor supply relationships to gain access to key parts needed in the manufacturing process on a "just-in-time" basis. The Corporation has implemented a number of in-house vendor supply relationships to date and will continue to establish such relationships in the future in order to decrease vendor lead times and reduce on-hand inventory.

Business Combinations
---------------------

On July 9, 1999, the Corporation consummated a merger with Convergence, a Georgia corporation, whereby Convergence became a wholly-owned subsidiary of the Corporation. The merger will enable the Corporation to offer an integrated package of network management and support services and products. The expertise of Convergence in enabling high-speed digital data transmission and Internet access over HFC networks by providing network design, activation and support services will augment the Corporation's existing technical service capabilities. In the merger, each outstanding share of common stock of Convergence was converted into one share of the Corporation's common stock for an aggregate of 1,433,323 shares of the Corporation's common stock. Each outstanding warrant to acquire Convergence common stock was converted into a warrant to acquire the Corporation's common stock for an aggregate of warrants to acquire 366,930 shares of the Corporation's common stock. The merger was accounted for under the pooling-of-interests method of accounting.

On September 17, 1999, the Corporation consummated a merger with SVCI, a California corporation, whereby SVCI became a wholly-owned subsidiary of the Corporation. This acquisition will enable the Corporation to broaden and strengthen its network distribution product offering by adding advanced fiber optic products to its existing radio frequency (RF) and fiber optic products.
In particular, the product offering will be strengthened with respect to head-end fiber optic equipment. As consideration in the merger, each outstanding share of common stock of SVCI was converted into the right to receive .094534 shares of the Corporation's common stock for an aggregate of 1,542,215 shares of the Corporation's common stock (subject to reduction pursuant to certain escrow arrangements). Outstanding stock options and warrants to acquire SVCI common stock were converted into stock options and warrants to acquire the Corporation's common stock, using the same conversion ratio (with appropriate adjustment to the exercise price) for an aggregate of stock options and warrants to acquire 387,227 shares of the Corporation's common stock. The merger was accounted for under the pooling-of-interests method of accounting.

For additional information on Business Combinations, see the subsequent event discussion in the Corporation's 1999 Annual Report to Shareholders, Note S, incorporated herein by reference.

DISCONTINUED OPERATIONS

Digital Fiber Optics Transmission Products Segment
--------------------------------------------------

On July 10, 1997, the Corporation announced the discontinuance of its Digital Fiber Optics Transmission Products segment in a nine-month, wind-down process. The Corporation completed the wind-down of this operation as of March 1998. The Digital Fiber Optics Transmission Products segment provided products for long-distance, point-to-point video, voice and data signal transmission applications, primarily for telephony, distance-learning and other non-CATV markets.
Customers were primarily telephone companies, major broadcast companies and educational institutions. The decision to discontinue this segment was based on an assessment of the potential return on continued funding of product development for the Corporation's proprietary digital technology versus other opportunities for investments in the Corporation's core business, especially AM fiber optics technology.

Research and development expenditures for this segment were $4,005,000 in fiscal year 1997.

This business segment has been accounted for as a discontinued business segment, and its results have been excluded from continuing operations for all periods presented in the Corporation's consolidated financial statements, incorporated herein by reference to pages 22 through 25 of the Registrant's 1999 Annual Report to Shareholders.

Additional information regarding discontinued operations and segment performance is incorporated by reference to Notes B (Discontinued Operations) and R (Segment Information) on pages 28, 29, and 37 of the Registrant's 1999 Annual Report to Shareholders.

Item 2.  Properties
-------------------

The Corporation operates the following principal facilities:

                                                          Approximate  (O)Owned
Location                       Principal Use              Square Feet  (L)Leased
-----------------------------  -------------------------  -----------  ---------
State College, Pennsylvania    Administrative Offices
                               and Manufacturing              133,000      O
Tipton, Pennsylvania           Manufacturing                   45,000      O
Reedsville, Pennsylvania(1)    Manufacturing                   60,000      O
Tijuana, Mexico                Manufacturing                   61,900      L
Santa Clara, California(2)     Development Engineering
                               and Manufacturing               24,500      L
Suwanee, Georgia(3)            Network Operations Center       13,650      L
Almere, The Netherlands        Administrative Offices           5,100      L

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

(2) On September 17, 1999, the Corporation consummated its merger with SVCI. As a result of the merger, the Corporation operates a leased facility in Santa Clara, California.

(3) On July 9, 1999, the Corporation consummated its merger with Convergence. As a result of the merger, the Corporation operates a leased facility in Suwanee, Georgia.

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

Item 3.  Legal Proceedings
--------------------------

On August 28, 1998, the Corporation filed a complaint against Rockwell International Corp. ("Rockwell") in the United States District Court for the Middle District of Pennsylvania. The complaint was served on Rockwell on September 11, 1998. The complaint alleges breach of contract, breach of implied warranty and breach of the implied covenant of good faith and fair dealing by Rockwell in connection with the development by Rockwell and sale to the Corporation of an application-specific integrated circuit ("ASIC") to be used by the Corporation in the manufacture of high-speed digital fiber optic receivers and transmitters. The ASIC was a component used in products sold by the Corporation as part of its Digital Fiber Optics

                                                                           Draft

Transmission Products segment, which has been discontinued. The lawsuit seeks damages of not less than $10,000,000.

Item 4.  Submission of Matters to a Vote of Securities Holders
--------------------------------------------------------------

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 25, 1999.

Executive Officers of the Registrant
------------------------------------

All executive officers of the Corporation are elected annually at the Annual Meeting of the Board of Directors (which is normally held on the date of the Annual Meeting of Shareholders of the Corporation) to serve in their offices for the next succeeding year and until their successors are duly elected and qualified. The listing immediately following this paragraph gives certain information about the Corporation's executive officers, including the age, present position, and business experience during the past five years.

  Name                     Age            Position/Experience
  ----                     ---  ------------------------------------------------
Richard E. Perry           69   Chairman since June 1986; Chief Executive
                                Officer from July 1985 to August 1996, and from
                                March 1998 to July 1998; President from July
                                1985 through December 1992.

David A. Woodle            43   President and Chief Executive Officer since July
                                20, 1998. General Manager-Strategic Systems of
                                Raytheon Systems Company, a company providing computer systems integration services to government and commercial customers, from
                                January 1998 to July 1998; Vice President and
                                General Manager, Raytheon E-Systems, HRB Systems from June 1996 to January 1998; VP, Strategic
                                Programs and TMS, Raytheon E-Systems, HRB
                                Systems from October 1990 to June 1996.

David R. Ames              50   Sr. Vice President - Strategic Development and
                                Corporate Marketing since July 1999; Chairman,
                                President, and Chief Executive Officer and co-founder, Convergence.com Corporation from May
                                1994 to July 1999.

Mary G. Beahm              39   Vice President - Human Resources since November
                                1998; Human Resources Consultant, Westinghouse
                                Electric Corporation from August 1987 to
                                November 1998.

David J. Eng               46   Sr. Vice President - Worldwide Sales since March
                                1997; Vice President-Sales, North, Central and
                                South America from August 1996 to March 1997;
                                Vice President-Sales & Marketing from August
                                1994 to August 1996. Director, Regional
                                Telephony Sales, Scientific Atlanta, Inc. from
                                March 1993 to July 1994; Regional Sales Manager,
                                Scientific Atlanta, Inc. from April 1985 to
                                February 1993.

Lawrence R. Fisher, Jr.    49   Vice President - Science and Technology since
                                July 1999. Vice President - Engineering from
                                August 1996 to July 1999; Director, RF
                                Engineering Product Development from June 1995 to July 1996; Manager, RF Engineering from June
                                1994 to May 1995. Director of Engineering,
                                Calan, Inc. from January 1993 to May 1994.

William T. Hanelly         43   Vice President - Finance, Secretary and
                                Treasurer since October 1998; Division
                                Controller, Raytheon E-Systems from May 1998 to
                                October 1998; Vice President-Finance, HRB
                                Systems from June 1994 to May 1998.

                                                                           Draft

Chris A. Miller            46  Vice President - Services since October 1998;
                               Vice President -Finance, Secretary and Treasurer from July 1995 to October 1998; Controller,
                               Planning Manager and Assistant Secretary from
                               February 1993 to July 1995; Controller and
                               Assistant Secretary from February 1987 to
                               February 1993.

Donald F. Miller           57  Vice President - Operations & Manufacturing since
                               August 1995; Plant Manager from September 1987 to
                               August 1995.

Gerhard B. Nederlof        51  Sr. Vice President - Broadband Management
                               Services since July 1999, Sr. Vice President -
                               Marketing from September 1998 to July 1999; Sr.
                               Vice President -Marketing, Business Development and Services from March 1997 to September 1998;
                               Vice President-Sales, Europe and Pacific Rim from
                               August 1996 to March 1997; Vice President-
                               International from January 1992 to August 1996.
                               Managing Director of DataCable B.V. from November
                               1981 to January 1992.

Terry L. Wright            49  Sr. Vice President-Technology since July 1999;
                               Chief Technology Officer and co-founder,
                               Convergence.com Corporation from May 1994 to July
                               1999.

                                    PART II
                                    -------

Item 5.  Market for the Registrant's Common Stock and Related Stockholder
-------------------------------------------------------------------------
Matters
-------

The information required by this item is incorporated herein by reference to page 43 of the Registrant's 1999 Annual Report to Shareholders under the caption "Stock Listing."

There were no sales of unregistered securities during fiscal year 1999.

Item 6.  Selected Financial Data
--------------------------------

The information required by this item is incorporated herein by reference to page 3 of the Registrant's 1999 Annual Report to Shareholders.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

The information required by this item is incorporated herein by reference to pages 16 through 21 of the Registrant's 1999 Annual Report to Shareholders.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------

Not Applicable.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

The following consolidated financial statements are filed as part of this report.

    (1) The information with respect to Consolidated Financial Statements of C-COR.net Corp.(without reflecting the pooling-of-interest combinations with Convergence and SVCI), required by this item is incorporated herein by reference to pages 22 through 41 of the Registrant's 1999 Annual Report to Shareholders.

Item 9.  Changes and Disagreements on Accounting and Financial Disclosure
-------------------------------------------------------------------------

                                                                           Draft

None
                                   PART III
                                   --------

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

The information with respect to Directors required by this item is incorporated herein by reference to pages 3 and 4 of the Registrant's Proxy Statement dated September 21, 1999.

The information with respect to Executive Officers required by this item is set forth in Part I of this report.

To the Corporation's knowledge, based solely on a review of the copies of such reports furnished to the Corporation and written representations that no other reports were required during the fiscal year ended June 25, 1999, its officers, directors, and ten-percent shareholders complied with all applicable Section 16(a) filing requirements, with the exception of those filings listed on page 20 of the Registrant's Proxy Statement dated September 21, 1999, incorporated by reference herein.

Item 11.  Executive Compensation
--------------------------------

The information required by this item is incorporated herein by reference to pages 11 through 19 of the Registrant's Proxy Statement dated September 21, 1999.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

The information required by this item is incorporated herein by reference to pages 8 and 10 of the Registrant's Proxy Statement dated September 21, 1999.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------


The information related to transactions or relationships requiring disclosure
under Regulation    S-K, Item 404, during the fiscal year is incorporated herein by reference to page 20 of the Registrant'' Proxy Statement dated September 21, 1999.

                                    PART IV
                                    -------

Item 14.  Exhibits, Financial Statements and Reports on Form 8-K
----------------------------------------------------------------

(a)  The following documents are filed as  part of this report:

                                                                           Draft

   (1) As indicated in Item 8 of Part II, the following financial statements of the Registrant included in the Registrant's 1999 Annual Report to Shareholders for the year ended June 25 1999, are incorporated by reference to pages 22 through 41 of the Registrant's Annual Report to Shareholders.

          Consolidated Balance Sheets -- Years ended June 25, 1999, and June 26, 1998.

          Consolidated Statements of Operations -- Years ended June 25, 1999, June 26, 1998, and June 27, 1997.

          Consolidated Statements of Cash Flows -- Years ended June 25, 1999, June 26, 1998, and June 27, 1997.

          Consolidated Statements of Shareholders' Equity -- Years ended June 25, 1999, June 26, 1998, and June 27, 1997.

          Notes to Consolidated Financial Statements.

          Report of KPMG LLP.

   (2) The following financial statement schedule of the Registrant is filed as a part of this report:

          Schedule II -- Valuation and Qualifying Accounts

          Report of KPMG LLP

          Schedules, other than the one listed above, have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

   (3)    Exhibits

   NUMBER    DESCRIPTION OF DOCUMENTS
   ------    ------------------------

   (2) (a) Agreement and Plan of Merger dated May 15, 1999 among C-COR Electronics, Inc., C-COR Acquisition Corp. and Convergence.com Corporation (incorporated by reference to the Registrant's 8-K filed on July 26, 1999).

   (2) (b) Agreement and Plan of Merger dated July 13, 1999 among C-COR.net Corp., C-COR.net Acquisition Corp. and Silicon Valley Communications, Inc.

   (3) (a) Amended and Restated Articles of Incorporation of Registrant (the "Articles of Incorporation") filed with the Secretary of State of the Commonwealth of Pennsylvania on February 19, 1981.

   (3) (b) Amendment to the Articles of Incorporation of Registrant filed with the Secretary of State of the Commonwealth of Pennsylvania on November 14, 1986.

   (3) (c) Amendment to the Articles of Incorporation filed with the Secretary of State of the Commonwealth of Pennsylvania on September 21, 1995.

   (3) (d) Amendment to the Articles of Incorporation filed with the Secretary of State of the Commonwealth of Pennsylvania on July 9, 1999.

                                                                           Draft

   (3) (e)   Bylaws of Registrant, as amended through August 17, 1999.

   (4) (a)   Specimen of Common Stock Certificate (incorporated by reference to
             Exhibit 4 to Amendment No. 1 of Form S-1 Registration Statement, File No. 2-70661).

   (4) (b) Rights Agreement, dated as of August 17, 1999, between C-COR.net Corp. and American Stock Transfer and Trust Co, as Rights Agent, including the Form of Statement with Respect to Shares as Exhibit A, the Form of Right Certificate as Exhibit B, and the Summary of Rights as Exhibit C (incorporated by Reference to Registrant's 8-K filed on August 30, 1999.

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

   (10)(i) Change of Control Agreement dated May 23, 1995, between the Registrant and Joseph E. Zavacky (incorporated by reference to Exhibit (10) (gg) to the Registrant's Form 10-K for the year ended June 30, 1995, Securities and Exchange Commission File No. 0-10726).

   (10) (j) Form of Indemnification Agreement dated May 23, 1995, between the Registrant and Joseph E. Zavacky (incorporated by reference to Exhibit

                                                                           Draft


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

   (10) (n) Supplemental Retirement Plan Participation Agreement dated August 24, 1995, between the Registrant and Donald F. Miller (incorporated by reference to Exhibit (10) (ll) to the Registrant's Form 10-K for the year ended June 30, 1995, Securities and Exchange Commission File No. 0-10726).

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

   (10) (q) Registrant's Retirement Savings and Profit Sharing Plan as Amended July 1, 1989, and including amendments through April 19, 1994 (incorporated by reference to Exhibit 99.B14 to Form S-8 Registration Statement, File No. 333-02505).

   (10) (r) Supplemental Retirement Plan Participation Agreement dated August 13, 1996, between the Registrant and Lawrence R. Fisher, Jr. (incorporated by reference to Exhibit (10) (aa) to the Registrant's Form 10-K for the year ended June 28, 1996, Securities and Exchange Commission File No.0-10726).

   (10) (s) Change of Control Agreement dated August 13, 1996, between the Registrant and Lawrence R. Fisher, Jr. (incorporated by reference to Exhibit (10) (bb) to the Registrant's Form 10-K for the year ended June 28, 1996, Securities and Exchange Commission File No. 0-10726).

   (10) (t) Form of Indemnification Agreement dated August 13, 1996, between the Registrant and Lawrence R. Fisher, Jr. (incorporated by reference to Exhibit (10) (cc) to the Registrant's Form 10-K for the year ended June 28, 1996, Securities and Exchange Commission File No. 0-10726).

   (10) (u) Amended and Restated Employment Agreement dated October 16, 1995, between the Registrant and Richard E. Perry (incorporated by reference to Exhibit

                                                                           Draft

                (10) (dd) to the Registrant's Form 10-K for the year ended June 28, 1996, Securities and Exchange Commission File No. 0-10726).

   (10) (v) Registrant's Supplemental Executive Retirement Plan effective May 1, 1996 (incorporated by reference to Exhibit (10) (ff) to the Registrant's Form 10-K for the year ended June 28, 1996, Securities and Exchange Commission File No. 0-10726).

   (10) (w)(i)  1988 Stock Option Plan  (incorporated by reference to Exhibit
                (10) (kk) (i) to the Registrant's Form 10-K for the year ended June 28, 1996, Securities and Exchange Commission File No. 0-10726).

   (10) (w)(ii) Amendment to 1988 Stock Option Plan (incorporated by reference to Exhibit (10) (kk) (ii) to the Registrant's Form 10-K for the year ended June 28, 1996, Securities and Exchange Commission File No. 0-10726).

   (10) (x)(i)  1992 Stock Purchase Plan (incorporated by reference to Exhibit
                (10) (ll) (i) to the Registrant's Form 10-K for the year ended June 28, 1996, Securities and Exchange Commission File No. 0-10726).

   (10) (x)(ii) Amendment to 1992 Stock Purchase Plan (incorporated by reference to Exhibit (10) (ll) (ii) to the Registrant's Form 10-K for the
                year ended       June 28, 1996, Securities and Exchange
                Commission File No. 0-10726).

   (10) (y) Amended and Restated Employment Agreement dated July 21, 1997, between the Registrant and Richard E. Perry (incorporated by reference to Exhibit (10) (nn) to the Registrant's Form 10-K for the year ended June 27, 1997, Securities and Exchange Comission File No. 0-10726).

   (10) (z) Amended and Restated Employment Agreement dated July 30, 1997, between the Registrant and Gerhard B. Nederlof (incorporated by reference to Exhibit (10) (oo) to the Registrant's Form 10-K for the year ended June 27, 1997, Securities and Exchange Comission File No. 0-10726).

   (10) (aa)    Note and Security Agreement effective December 30, 1997, between the Registrant and Mellon Bank, N.A. (incorporated by reference to Exhibit (10) (a) to the Registrant's Form 10-Q for the thirteen-week period ended December 26, 1997, Securities and Exchange Commission File No.0-10726).

   (10) (bb)    Supplement to Note and Security Agreement effective December 30,
                1997, between the Registrant and Mellon Bank, N.A. (incorporated by reference to Exhibit (10) (b) to the Registrant's Form 10-Q for the thirteen-week period ended December 26, 1997, Securities and Exchange Commission File No. 0-10726).

   (10) (cc)    Revolving Line of Credit Agreement effective December 30, 1997, between the Registrant and Mellon Bank, N.A. (incorporated by reference to Exhibit (10) (c) to the Registrant's Form 10-Q for the thirteen-week period ended December 26, 1997, Securities and Exchange Commission File No. 0-10726).

   (10) (dd)    Supplement to Revolving Line of Credit Agreement effective
                December 30, 1997, between the Registrant and Mellon Bank, N.A.
                (incorporated by reference to Exhibit (10) (d) to the Registrant's Form 10-Q for the thirteen-week period ended
                December 26, 1997, Securities and Exchange Commission File No.
                0-10726).

                                                                           Draft

   (10) (ee)    Supplemental Retirement Plan Participation Agreement dated
                February 23, 1998, between the Registrant and Lynn D. Hutcheson
                (incorporated by reference to Exhibit (10) (oo) to the Registrant's Form 10-K for the year ended June 26, 1998,
                Securities and Exchange Comission File No. 0-10726).

   (10) (ff)    Employment Agreement dated June 22, 1998, between the Registrant and David A. Woodle (incorporated by reference to Exhibit (10)
                (rr) to the Registrant's Form 10-K for the year ended June 26, 1998, Securities and Exchange Comission File No. 0-10726).

   (10) (gg)    Fiscal Year 1999 Profit Incentive Plan (incorporated by
                reference to Exhibit (10) (ss) to the Registrant's Form 10-K for the year ended June 26, 1998, Securities and Exchange Comission
                File No. 0-10726).

   (10) (hh)    C-COR Electronics, Inc. Incentive Plan (incorporated by
                reference to Exhibit (10) (tt) to the Registrant's Form 10-K for the year ended June 26, 1998, Securities and Exchange Comission
                File No. 0-10726).

   (10) (ii)    Supplemental Retirement Plan Participation Agreement dated
                November 9, 1998, between the Registrant and Mary G. Beahm.

   (10) (jj)    Change of Control Agreement dated November 9, 1998, between the
                Registrant and Mary G. Beahm.

   (10) (kk)    Form of Indemnification Agreement dated November 9, 1998,
                between the Registrant and Mary G. Beahm.

   (10) (ll)    Supplemental Retirement Plan Participation Agreement dated
                October 19, 1998, between the Registrant and William T. Hanelly.

   (10) (mm)    Change of Control Agreement dated October 19, 1998, between the
                Registrant and William T. Hanelly.

   (10) (nn)    Form of Indemnification Agreement dated October 19, 1998,
                between the Registrant and William T. Hanelly.

   (10) (oo)    Credit Agreement dated August 9, 1999, between the Registrant and Broadband Capital Corporation as borrowers, and The Banks
                Parties Hereto From Time to Time and Mellon Bank, N.A. as Agent.

   (10) (pp)    Fiscal Year 2000 Profit Incentive Plan (PIP).

   (10) (qq)    Amended and Restated Employment Agreement dated September 14,
                1999 between the Registrant and David A. Woodle.

   (10) (rr)    Employment Agreement dated July 9, 1999 between the Registrant and David R. Ames.

   (10) (ss)    Employment Agreement dated July 9, 1999 between the Registrant and Terry L. Wright.

   (11)         Statement re Computation of Earnings Per Share.

   (13)         Annual Report to Shareholders for the year ended June 25, 1999.

   (21)         Subsidiaries of the Registrant.

   (23) (a)     Consent of Independent Auditors of C-COR.net Corp.

                                                                           Draft

    (23) (b) Consent of Independent Auditors of Silicon Valley Communications, Inc.

    (27)         Financial Data Schedule.


(b) Reports on Form 8-K filed in the fourth quarter of the fiscal year 1999:

       On May 24, 1999, the Registrant filed a Form 8-K with the Securities and Exchange Commission reporting that it had entered into an Agreement and Plan of Merger with Convergence.com Corporation ("Convergence"), under which Convergence will become a wholly-owned subsidiary of the Corporation.

       On May 26, 1999, the Registrant filed a Form 8-K with the Securities and Exchange Commission reporting that it had executed a letter of intent to acquire Silicon Valley Communication, Inc.


(c)  Exhibits:  See (a) (3) above.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                C-COR.net Corp.
                                                (Registrant)



September 23, 1999                              /s/ DAVID A. WOODLE
                                                ---------------------------
                                                David A. Woodle, President and
                                                Chief Executive Officer
                                                (principal executive officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 23rd day of September 1999.


/s/ RICHARD E. PERRY                           /s/ JOHN J. OMLOR
------------------------------------           -------------------------------
Richard E. Perry, Director, Chairman           John J. Omlor, Director


/s/ DONALD M. COOK, JR.                        /s/ FRANK RUSINKO JR.
------------------------------------           -------------------------------
Donald M. Cook, Jr., Director                  Frank Rusinko, Jr., Director


/s/ I.N. RENDALL HARPER, JR.                   /s/ J.J TIETJEN
------------------------------------           -------------------------------
I. N. Rendall Harper, Jr., Director            James J. Tietjen, Director


/s/ ANNE P. JONES                              /s/ WILLIAM T. HANELLY
------------------------------------           -------------------------------
Anne P. Jones, Director                        William T. Hanelly, Vice
                                               President-Finance, Secretary and
                                               Treasurer (principal financial
                                               officer)


                                               /s/  Joseph E. Zavacky
                                               --------------------------------
                                               Joseph E. Zavacky, Controller
                                               (principal accounting officer0

                          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                COL. A                            COL. B               COL. C
----------------------------------------------------------------------------------------------------------

                                                                                      ADDITIONS
                                                                             -----------------------------
                             DESCRIPTION                        Balance at      Charged      Charged to
                                                                 Beginning      to Costs    Costs Accounts-
                                                                 of Period    and Expenses    Describe
----------------------------------------------------------------------------------------------------------
Year ended June 25, 1999
Reserves deducted from assets to which they apply:
        Allowance for Doubtful Accounts                           $ 430,000    $   253,000             $0
        Inventory Reserve - Continuing Operations                 1,987,000      1,549,000              0
        Inventory Reserve - Discontinued Operations                 845,000              0              0
                                                              --------------------------------------------
                                                                $ 3,262,000    $ 1,802,000             $0
                                                               ============== ============= ==============

Reserves not deducted from assets:
        Product Warranty Reserve - Continuing Operations        $  1,716,000   $ 1,083,000             $0
        Product Warranty Reserve - Discontinued Operations         2,291,000      (301,000)             0
        Workers' compensation self-insurance                       1,319,000       837,000              0
        Allowance for Discontinued Operations                        600,000      (475,000)             0
                                                              --------------------------------------------
                                                                $  5,926,000   $ 1,144,000             $0
                                                               ============== ============= ==============

Year ended June 26, 1998
Reserves deducted from assets to which they apply:
        Allowance for Doubtful Accounts                         $    510,000   $   (79,000)            $0
        Inventory Reserve - Continuing Operations                  1,233,000     1,674,000              0
        Inventory Reserve - Discontinued Operations                3,630,000    (1,573,000)             0
                                                              --------------------------------------------
                                                                $  5,373,000   $    22,000             $0
                                                               ============== ============= ==============

Reserves not deducted from assets:
        Product Warranty Reserve - Continuing Operations        $  2,185,000   $   966,000             $0
        Product Warranty Reserve - Discontinued Operations         3,429,000     1,283,000              0
        Workers' compensation self-insurance                       1,162,000       921,000              0
        Allowance for Discontinued Operations                      3,375,000             0              0
                                                              --------------------------------------------
                                                                $ 10,151,000   $ 3,170,000             $0
                                                               ============== ============= ==============

Year ended June 27, 1997
Reserves deducted from assets to which they apply:
        Allowance for Doubtful Accounts                         $    355,000   $   157,000             $0
        Inventory Reserve - Continuing Operations                  1,112,000     1,323,000              0
        Inventory Reserve - Discontinued Operations                  305,000     3,418,000              0
                                                              --------------------------------------------
                                                                $  1,772,000   $ 4,898,000             $0
                                                               ============== ============= ==============

Reserves not deducted from assets:
        Product Warranty Reserve - Continuing Operations        $  1,724,000   $ 2,310,000             $0
        Product Warranty Reserve - Discontinued Operations                 0     4,028,000              0
        Workers' compensation self-insurance                         704,000     1,068,000              0
        Allowance for Discontinued Operations                              0     3,375,000              0
                                                              --------------------------------------------
                                                                $  2,428,000   $10,781,000             $0
                                                               ============== ============= ==============





                              COL. A                              COL. D             COL. E
------------------------------------------------------------------------------------------------

                            DESCRIPTION                       Deductions-          Balance at
                                                                Describe               End
                                                                                    of Period
------------------------------------------------------------------------------------------------
Year ended June 25, 1999
Reserves deducted from assets to which they apply:
        Allowance for Doubtful Accounts                      $    13,000      (1)   $   670,000
        Inventory Reserve - Continuing Operations              1,513,000      (2)     2,023,000
        Inventory Reserve - Discontinued Operations              845,000      (2)             0
                                                           -------------------------------------
                                                             $ 2,371,000            $ 2,693,000
                                                            ============= ======= ==============

Reserves not deducted from assets:
        Product Warranty Reserve - Continuing Operations     $ 1,175,000      (3)   $ 1,624,000
        Product Warranty Reserve - Discontinued Operations     1,580,000      (3)       410,000
        Workers' compensation self-insurance                     432,000      (4)     1,724,000
        Allowance for Discontinued Operations                          0      (5)       125,000
                                                            ------------------------------------
                                                             $ 3,187,000            $ 3,883,000
                                                            ============= ======= ==============

Year ended June 26, 1998
Reserves deducted from assets to which they apply:
        Allowance for Doubtful Accounts                      $     1,000      (1)   $   430,000
        Inventory Reserve - Continuing Operations                920,000      (2)     1,987,000
        Inventory Reserve - Discontinued Operations            1,212,000      (2)       845,000
                                                           -------------------------------------
                                                             $ 2,133,000            $ 3,262,000
                                                            ============= ======= ==============

Reserves not deducted from assets:
        Product Warranty Reserve - Continuing Operations     $ 1,435,000      (3)   $ 1,716,000
        Product Warranty Reserve - Discontinued Operations     2,421,000      (3)     2,291,000
        Workers' compensation self-insurance                     764,000      (4)     1,319,000
        Allowance for Discontinued Operations                  2,775,000      (5)       600,000
                                                             $ 7,395,000            $ 5,926,000
                                                            ============= ======= ==============

Year ended June 27, 1997
Reserves deducted from assets to which they apply:
        Allowance for Doubtful Accounts                      $     2,000      (1)   $   510,000
        Inventory Reserve - Continuing Operations              1,202,000      (2)     1,233,000
        Inventory Reserve - Discontinued Operations               93,000      (2)     3,630,000
                                                           -------------------------------------
                                                             $ 1,297,000            $ 5,373,000
                                                            ============= ======= ==============

Reserves not deducted from assets:
        Product Warranty Reserve - Continuing Operations     $ 1,849,000      (3)   $ 2,185,000
        Product Warranty Reserve - Discontinued Operations       599,000      (3)     3,429,000
        Workers' compensation self-insurance                     610,000      (4)     1,162,000
        Allowance for Discontinued Operations                          0              3,375,000
                                                             $ 3,058,000            $10,151,000
                                                            ============= ======= ==============


     (1)Uncollectible accounts written off, net of recoveries.            (4)Workers compenstation claims paid.
     (2)Inventory disposals.                                              (5)Expenses for Discontinued Operations incurred from
     (3)Warranty claims honored during year.                                 measurement date to disposal date.
                                                                             Note:  Unless otherwise indicated, reserves relate to
                                                                                    continuing operations.


Year ended June 26, 1998

Reserves deducted from assets to which they apply
    Allowance for Doubtful Accounts                        $      1,000       (1)  $   430,000
    Inventory Reserve - Continuing Operations                   920,000       (2)    1,987,000
    Inventory Reserve - Discontinued Operations               1,212,000       (2)      845,000
                                                           ------------------------------------
                                                              2,133,000            $ 3,262,000
                                                           ====================================

Reserves not deducted from assets
    Product Warranty Reserve - Continuing Operations        $ 1,435,000       (3)  $ 1,716,000
    Product Warranty Reserve - Discontinued Operations        2,421,000       (3)    2,291,000
    Workers' compensation self-insurance                        764,000       (4)    1,319,000
    Allowance for Discontinued Operations                     2,775,000       (5)      600,000
                                                           ------------------------------------
                                                            $ 7,395,000            $ 5,926,000
                                                           ====================================

Year ended June 27, 1997
Reserves deducted from assets to which they apply:
    Allowance for Doubtful Accounts                         $     2,000       (1) $    510,000
    Inventory Reserve - Continuing Operations                 1,202,000       (2)    1,233,000
    Inventory Reserve - Discontinued Operations                  93,000       (2)    3,630,000
                                                           ------------------------------------
                                                            $ 1,297,000           $  5,373,000
                                                           ====================================

Reserves not deducted from assets:
    Product Warranty Reserve - Continuing Operations        $ 1,849,000       (3) $   2,185,000
    Product Warranty Reserve - Discontinued Operations          599,000       (3)    3,429,000
    Workers' compensation self-insurance                        610,000       (4)    1,162,000
    Allowance for Discontinued Operations                             0              3,375,000
                                                           ------------------------------------
                                                            $ 3,058,000           $ 10,151,000
                                                           ====================================


               Independent Auditors' Report


The Board of Directors and Stockholders
C-COR.net Corp:


Under date of August 16, 1999, we reported on the consolidated balance sheets of C-COR.net Corp. as of June 25, 1999 and June 26, 1998, and the related consolidated statements of operations, cash flows and shareholders' equity for each of the years in the three-year period ended June 25, 1999, which are incorporated by reference herein. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule included herein. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                         KPMG LLP


State College, Pennsylvania
August 16, 1999