Form 10-K/A
period 1999-06-25
C COR NET CORP
filed 1999-09-24
CIK 350621

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                                 FORM 10-K/A

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

Introduction
------------

C-COR.net Corp. (the "Corporation) designs, manufactures and markets network transmission products and provides services and support to information service providers. The Corporation's principal customers are cable television system operators who operate hybrid fiber coax ("HFC) networks for delivering video, voice and data services. The Corporation's principal products are network transmission equipment, including radio frequency ("RF") amplifiers and AM fiber optic systems and nodes. The Corporation's services include network design,
activation, optimization, management and maintenance.   The cable television
industry is undergoing both significant growth and change as a result of the deregulation of the communications industry and demand by consumers for more and better information services. The Corporation's strategy is to provide complete network solutions to enable the Corporation's customers to meet the growing demand for interactive broadband communication services, including high-speed Internet access, telephony, and video-on-demand.

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

In addition, on July 9, 1999, the Corporation consummated a merger with Convergence, whereby Convergence became a wholly-owned subsidiary of the Corporation. The merger with Convergence will enable the Company to offer an integrated package of network management and support services and products. As a result of this merger with Convergence, in the next fiscal year, the Corporation will operate in a second business segment called Broadband Management Services, which will provide Internet enabling technical services and support to broadband network operators in the United States.

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


For the cable television industry, these factors are resulting in:

 . Upgrading existing cable networks to two-way, interactive broadband networks to provide new services and to compete against other communications technologies including DSL, LMDS and direct broadcast satellite (DBS);

 . Greater utilization of fiber optic technology, including DWDM into the network;

 . Consolidation among cable operators, driven by the increased capital needs of the system upgrades;

 . Investments in cable operators by non-cable operators in an effort to compete for both new and existing services and to provide a full range of communication services; and

 . Increased demand for more reliable cable networks resulting from the new services being offered.

Strategy Overview
-----------------

The Corporation's comprehensive product line allows it to offer end-to-end equipment for the three HFC network segments. The Corporation's Broadband Management Services business segment provides its customers with a wide array of services such as network design, activation and performance management, which work in conjunction with its equipment product line as well as other product lines.

The Corporation has been providing HFC distribution products and services and customer support to cable operators for over 45 years. The Corporation's customers include the largest cable multiple systems operators in the United States, many of the smaller domestic cable operators, and several large cable operators internationally. As the Corporation's customers upgrade their HFC networks to accommodate the Internet, telephony and advanced digital services, its core business strategy is to leverage its over 45 year legacy for quality and service, its strong customer relationships and its extensive installed base of transmission equipment to provide a full line of flexible, reliable and cost-effective network solutions. The Corporation is seeking to implement this strategy through both internal development of new products and services as well as acquisitions. Specific aspects of the Corporation's strategy include:

Provide Comprehensive HFC Network Product Line. The Corporation's principal product has been RF amplifiers which increase the power of an RF signal so that it can be transmitted further in the network and used from "the headend to the curb." The Corporation has undertaken initiatives to broaden its product line to capture the additional investment being made by cable operators. First, in December 1998, the Corporation introduced its NAVICOR family of optical node products. Second, in July 1999, the Corporation acquired Convergence.com, which allows the Corporation to resell headend and network equipment such as servers, routers and cable modem termination systems that are required to transmit high-speed data across cable networks. Third, in September, 1999, the Corporation acquired Silicon Valley Communications, which added advanced fiber optic headend equipment and optical transmitters and receivers. The Corporation has delivered these new products to enable next generation, fiber-rich, two-way HFC architectures such as that being deployed in field trials by AT&T.

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

Deliver Total Network Solutions to Meet Cable Operators' Emerging Broadband Needs. The Corporation believes that it is able to offer a broad network solution to cable operators by delivering a comprehensive line of equipment and the network services that these cable operators need to offer additional and improved services to their subscribers. The Corporation is able to design the network to enhance reliability, deliver the equipment and software, furnish installation and activation services, and provide ongoing network management and support services.

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

Recently, the Corporation introduced a new family of fiber optic nodes, the MuxNode and the MiniNode, that are used in architectures designed for node sizes of 50 to 100 homes

RF Plant

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

The following table summarizes the Corporation's major products and their primary functions and features:


Product
Segment           Our Products                      Function and Features
-------------------------------------------------------------------------------------------------------------
Headend          Universal Chassis                  .    Houses components of the headend equipment
                                                    .    Features modular one and three rack unit design
                                                    .    Compact design maximizes limited headend rack space
-------------------------------------------------------------------------------------------------------------
                 1310nm and 1550nm Transmitters     .    Convert RF signals to laser modulated optical signals
                                                    .    Incorporate predistortion and linearization technology
                                                    .    Satisfy primary channel requirements for North America,
                                                         Latin America and parts of Asia and Europe
-------------------------------------------------------------------------------------------------------------
                 Erbium Doped Fiber                 .    Used to amplify optical signals
                 Amplifiers (EDFA)                  .    Suitable for wave division multiplexing (WDM) and dense
                                                         wave division multiplexing (DWDM)
                                                    .    Used for both analog and digital applications
-------------------------------------------------------------------------------------------------------------



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

New HFC Products

MuxNode and MiniNode. The Corporation has introduced two new fiber optic products, which have recently begun field trials with AT&T's LightWire(TM) Neighborhood Broadband System in Salt Lake City, Utah. The Corporation believes these two products, the MuxNode and the MiniNode, are key components of the next generation of HFC architecture. This architecture provides for the broader deployment of fiber into the network, thereby providing increased bandwidth and greater network reliability. The MuxNode is an advanced, scalable, bi-directional fiber optic network device. The MuxNode is used to transmit and receive fiber optic signals to up to twelve MiniNodes. The MiniNode is a high output receiver, which replaces many of the amplifiers in the network and is designed to serve approximately 50 to 100 homes. The MiniNodes feature multiple forward and reverse paths that support analog video, digital video, high-speed data and telephone applications. This new architecture is designed to facilitate high-speed, interactive broadband communications that allow operators to provide new and enhanced services to customers with greater network reliability.

The MuxNode and MiniNode feature DWDM technology which allows multiple signal wavelengths to be transmitted at the same item across the network. This increases the volume of information that can be conveyed over the network. It also allows cable operators flexibility in tailoring content for individual subscribers by dedicating certain wavelengths to that content, for example, video-on-demand.

Broadband Management Services

The Corporation also offers a broad array of services to assist its customers in operating reliable networks with high integrity. These services include design, activation, network management and optimization, and ongoing support, repair and maintenance.

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

Network Management Services. Through its Network Operations Center, the Corporation is currently providing a number of network management services to smaller cable operators. These services include server management, RF technician help-desk support and end-user help-desk support as well as the basic monitoring of the overall network integrity. Server management monitors the servers and routers installed in the customer headend that control the flow of high-speed data traffic. This service includes remote backups, problem diagnosis and secondary service. RF technician help-desk support uses the cable modems as telemetry devices and aids the operator in troubleshooting, problem diagnosis and maintenance of the RF cable plant. End-user help-desk services take inbound calls from cable company subscribers with problems and questions on Internet service and browser network applications.

Network Operations Center Consulting and System Integration Services. The Corporation provides program management, engineering and technical resources to cable operators to assist them in the design, development, implementation and operation of their own network operations centers. Typical deliverables during the planning and design phase include the site survey, business process assessment, services architecture planning, customer capability assessment, concept of operations document, systems architecture documentation and detailed bill-of-materials. The Corporation will also procure and install all equipment and software, including third party as well as the Corporation's equipment and software. The Corporation offers customized software development to integrate the network management software with other customer applications such as billing, dispatching and geographic information systems.

Equipment Services Center. The Corporation's Equipment Service Center provides repair and maintenance services on transmission equipment from all manufacturers. Repair services include documentation of parts, labor and problem identification. Upgrade services include such activities as bandwidth increases and frequency changes.

Customers
---------

During the past fiscal year, the Corporation's cable television customers have included almost all of the largest system operators in the United States. The Corporation's largest customers during the fiscal year ended June 25, 1999, were Time Warner and AT&T accounting for 28% and 17%, respectively, of net sales. The Corporation's largest customer during the fiscal year ended June 26, 1998, was Time Warner Cable, which accounted for 31% of net sales. The Corporation's largest customer during the fiscal year ended June 27, 1997, was Time Warner Cable, which accounted for 36% of net sales. No other customers accounted for 10% or more of net sales during fiscal years 1997, 1998 and 1999, respectively.

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

Competition
-----------

The broadband communications markets are dynamic and highly competitive, requiring of those companies that compete in these markets substantial resources, skilled and experienced personnel and a capability to anticipate and capitalize on change. The Corporation competes with other companies in each of the markets in which it operates including, General Instrument, Scientific-Atlanta, ADC Telecommunications, Antec and Harmonic, some of which are large publicly traded companies that may have greater financial, technical and marketing resources than we do.

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

On September 17, 1999, the Corporation consummated a merger with SVCI, a California corporation, whereby SVCI became a wholly-owned subsidiary of the Corporation. This acquisition will enable the Corporation to broaden and strengthen its network distribution product offering by adding advanced fiber optic products to its existing RF and fiber optic products. In particular, the product offering will be strengthened with respect to headend fiber optic equipment. As consideration in the merger, each outstanding share of common stock of SVCI was converted into the right to receive .094534 shares of the Corporation's common stock for an aggregate of 1,542,215 shares of the Corporation's common stock (subject to reduction pursuant to certain escrow arrangements). Outstanding stock options and warrants to acquire SVCI common stock were converted into stock options and warrants to acquire the Corporation's common stock, using the same conversion ratio (with appropriate adjustment to the exercise price) for an aggregate of stock options and warrants to acquire 387,227 shares of the Corporation's common stock. The merger was accounted for under the pooling-of-interests method of accounting.

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

Executive Officers of the Registrant
------------------------------------

All executive officers of the Corporation are elected annually at the Annual Meeting of the Board of Directors (which is normally held on the date of the Annual Meeting of Shareholders of the Corporation) to serve in their offices for the next succeeding year and until their successors are duly elected and qualified. The listing immediately following this paragraph gives certain information about the Corporation's executive officers, including the age, present position and business experience during the past five years.

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

To the Corporation's knowledge, based solely on a review of the copies of such reports furnished to the Corporation and written representations that no other reports were required during the fiscal year ended June 25, 1999, its officers, directors and ten-percent shareholders complied with all applicable Section 16(a) filing requirements, with the exception of those filings listed on page 20 of the Registrant's Proxy Statement dated September 21, 1999, incorporated by reference herein.

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

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------


The information related to transactions or relationships requiring disclosure
under Regulation    S-K, Item 404, during the fiscal year is incorporated herein by reference to page 20 of the Registrant's Proxy Statement dated September 21, 1999.

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

   (3)    Exhibits*

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

   (13)         Annual Report to Shareholders for the year ended June 25, 1999.

   (21)         Subsidiaries of the Registrant.

   (23) (a)     Consent of Independent Auditors of C-COR.net Corp.

    (23) (b) Consent of Independent Auditors of Silicon Valley Communications, Inc.

    (27)         Financial Data Schedule.

     * All exhibits listed herein and not otherwise incorporated by reference to reports or registration statements of the Registrant were filed with the Registrant's report on Form 10-K for the fiscal ended June 25,1999. Such exhibits are incorporated herein by reference and made a part hereof.

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

                                                C-COR.net Corp.
                                                (Registrant)



September 24, 1999                              /s/ WILLIAM T. HANELLY
                                                ---------------------------
                                                Vice President-Finance,
                                                Secrectary and Treasurer

                          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                COL. A                            COL. B               COL. C
----------------------------------------------------------------------------------------------------------

                                                                                      ADDITIONS
                                                                             -----------------------------
                             DESCRIPTION                        Balance at      Charged      Charged to
                                                                 Beginning      to Costs    Costs Accounts-
                                                                 of Period    and Expenses    Describe
----------------------------------------------------------------------------------------------------------
Year ended June 25, 1999
Reserves deducted from assets to which they apply:
        Allowance for Doubtful Accounts                           $ 430,000    $   274,000             $0
        Inventory Reserve - Continuing Operations                 1,987,000      1,550,000              0
        Inventory Reserve - Discontinued Operations                 845,000              0              0
                                                              --------------------------------------------
                                                                $ 3,262,000    $ 1,824,000             $0
                                                               ============== ============= ==============

Reserves not deducted from assets:
        Product Warranty Reserve - Continuing Operations        $  1,716,000   $ 1,083,000             $0
        Product Warranty Reserve - Discontinued Operations         2,291,000      (301,000)             0
        Workers' compensation self-insurance                       1,319,000       837,000              0
        Allowance for Discontinued Operations                        600,000      (475,000)             0
                                                              --------------------------------------------
                                                                $  5,926,000   $ 1,144,000             $0
                                                               ============== ============= ==============

Year ended June 26, 1998
Reserves deducted from assets to which they apply:
        Allowance for Doubtful Accounts                         $    510,000   $   (79,000)            $0
        Inventory Reserve - Continuing Operations                  1,233,000     1,674,000              0
        Inventory Reserve - Discontinued Operations                3,630,000    (1,573,000)             0
                                                              --------------------------------------------
                                                                $  5,373,000   $    22,000             $0
                                                               ============== ============= ==============

Reserves not deducted from assets:
        Product Warranty Reserve - Continuing Operations        $  2,185,000   $   966,000             $0
        Product Warranty Reserve - Discontinued Operations         3,429,000     1,283,000              0
        Workers' compensation self-insurance                       1,162,000       921,000              0
        Allowance for Discontinued Operations                      3,375,000             0              0
                                                              --------------------------------------------
                                                                $ 10,151,000   $ 3,170,000             $0
                                                               ============== ============= ==============

Year ended June 27, 1997
Reserves deducted from assets to which they apply:
        Allowance for Doubtful Accounts                         $    355,000   $   157,000             $0
        Inventory Reserve - Continuing Operations                  1,112,000     1,323,000              0
        Inventory Reserve - Discontinued Operations                  305,000     3,418,000              0
                                                              --------------------------------------------
                                                                $  1,772,000   $ 4,898,000             $0
                                                               ============== ============= ==============

Reserves not deducted from assets:
        Product Warranty Reserve - Continuing Operations        $  1,724,000   $ 2,310,000             $0
        Product Warranty Reserve - Discontinued Operations                 0     4,028,000              0
        Workers' compensation self-insurance                         704,000     1,068,000              0
        Allowance for Discontinued Operations                              0     3,375,000              0
                                                              --------------------------------------------
                                                                $  2,428,000   $10,781,000             $0
                                                               ============== ============= ==============





                              COL. A                              COL. D             COL. E
------------------------------------------------------------------------------------------------

                            DESCRIPTION                       Deductions-          Balance at
                                                                Describe               End
                                                                                    of Period
------------------------------------------------------------------------------------------------
Year ended June 25, 1999
Reserves deducted from assets to which they apply:
        Allowance for Doubtful Accounts                      $    13,000      (1)   $   691,000
        Inventory Reserve - Continuing Operations              1,513,000      (2)     2,024,000
        Inventory Reserve - Discontinued Operations              845,000      (2)             0
                                                           -------------------------------------
                                                             $ 2,371,000            $ 2,715,000
                                                            ============= ======= ==============

Reserves not deducted from assets:
        Product Warranty Reserve - Continuing Operations     $ 1,175,000      (3)   $ 1,624,000
        Product Warranty Reserve - Discontinued Operations     1,580,000      (3)       410,000
        Workers' compensation self-insurance                     432,000      (4)     1,724,000
        Allowance for Discontinued Operations                          0      (5)       125,000
                                                            ------------------------------------
                                                             $ 3,187,000            $ 3,883,000
                                                            ============= ======= ==============

Year ended June 26, 1998
Reserves deducted from assets to which they apply:
        Allowance for Doubtful Accounts                      $     1,000      (1)   $   430,000
        Inventory Reserve - Continuing Operations                920,000      (2)     1,987,000
        Inventory Reserve - Discontinued Operations            1,212,000      (2)       845,000
                                                           -------------------------------------
                                                             $ 2,133,000            $ 3,262,000
                                                            ============= ======= ==============

Reserves not deducted from assets:
        Product Warranty Reserve - Continuing Operations     $ 1,435,000      (3)   $ 1,716,000
        Product Warranty Reserve - Discontinued Operations     2,421,000      (3)     2,291,000
        Workers' compensation self-insurance                     764,000      (4)     1,319,000
        Allowance for Discontinued Operations                  2,775,000      (5)       600,000
                                                             $ 7,395,000            $ 5,926,000
                                                            ============= ======= ==============

Year ended June 27, 1997
Reserves deducted from assets to which they apply:
        Allowance for Doubtful Accounts                      $     2,000      (1)   $   510,000
        Inventory Reserve - Continuing Operations              1,202,000      (2)     1,233,000
        Inventory Reserve - Discontinued Operations               93,000      (2)     3,630,000
                                                           -------------------------------------
                                                             $ 1,297,000            $ 5,373,000
                                                            ============= ======= ==============

Reserves not deducted from assets:
        Product Warranty Reserve - Continuing Operations     $ 1,849,000      (3)   $ 2,185,000
        Product Warranty Reserve - Discontinued Operations       599,000      (3)     3,429,000
        Workers' compensation self-insurance                     610,000      (4)     1,162,000
        Allowance for Discontinued Operations                          0              3,375,000
                                                             $ 3,058,000            $10,151,000
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