Form 10-Q
period 1999-09-24
C COR NET CORP
filed 1999-11-01
CIK 350621

United States

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q
             [ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the thirteen-week period ended:  September 24, 1999

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________________


                               C-COR.net Corp.
     --------------------------------------------------------------------
              (Exact Name of Registrant as Specified in Charter)

        Pennsylvania                   0-10726              24-0811591
------------------------------------------------------------------------------
    (State or Other Juris-         (Commission File          (IRS Employer
     diction of Incorporation)         Number)             Identification No.)


                60 Decibel Road
                State College, PA                               16801
--------------------------------------------------------------------------------
              (Address of Principal                          (Zip Code)
                Executive Offices)


                                        (814) 238-2461
            --------------------------------------------------------------------
                   (Registrant's Telephone Number, Including Area Code)



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

Common Stock, $.10 Par Value - 12,361,039 shares as of October 19, 1999.

                                      INDEX

                                 C-COR.net Corp.



PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements (unaudited).

              Condensed consolidated balance sheets -- June 25, 1999, and September 24, 1999.

              Condensed consolidated statements of operations -- thirteen weeks ended September 24, 1999, and September 25, 1998.

              Condensed consolidated statements of cash flows -- thirteen weeks ended September 24, 1999, and September 25, 1998.

              Notes to condensed consolidated financial statements -- September 24, 1999.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.



PART II.  OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

Item 6.  Exhibits and Reports on Form  8-K.

Item 1.  Financial Statements

                             C-COR.net Corp.
                      CONDENSED CONSOLIDATED BALANCE SHEETS




                                                            September 24,      June 25,
                                  ASSETS                         1999            1999
                                                             -----------      ----------
                                                             (Unaudited)
                                                                     (000's omitted)
CURRENT ASSETS
  Cash and cash equivalents                                  $       500      $   4,695
  Marketable securities                                              438            445
  Accounts receivable                                             34,269         31,314
                                                             -----------      ----------
                                                                  35,207         36,454
                                                             -----------      ----------
  Inventories:
    Raw materials                                                 17,665         17,240
    Work-in-process                                                5,338          3,038
    Finished goods                                                 4,928          3,287
                                                             -----------      ----------
      Total inventories                                           27,931         23,565
                                                             -----------      ----------
  Deferred taxes                                                   6,974          6,335
  Property held for sale, net                                      1,100          1,281
  Other current assets                                             4,805          2,176
  Net current assets of discontinued operations                      305            433
                                                             -----------      ----------
TOTAL CURRENT ASSETS                                              76,322         70,244
                                                             -----------      ----------
PROPERTY, PLANT, AND EQUIPMENT, NET                               28,664         27,792
INTANGIBLE ASSETS AND OTHER LONG-TERM ASSETS, NET                  3,914          4,913
                                                             -----------      ----------
TOTAL ASSETS                                                 $   108,900      $ 102,949
                                                             ===========      ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                           $    15,145      $  16,286
  Accrued liabilities                                             19,220         16,242
  Line-of-credit and short-term credit obligations                 6,622          4,638
  Current portion of long-term debt                                  813            832
                                                             -----------      ----------
TOTAL CURRENT LIABILITIES                                         41,800         37,998
                                                             -----------      ----------
LONG-TERM DEBT, less current portion                               3,513          3,708
OTHER LONG-TERM LIABILITIES                                        1,479          1,329
                                                             -----------      ----------
TOTAL LIABILITIES                                                 46,792         43,035
                                                             -----------      ----------
SHAREHOLDERS' EQUITY
  Common Stock, $.10 par; authorized shares
   24,000,000; issued shares of 12,919,160 on 09/24/99,
   and 12,761,485 on 06/25/99                                      1,292          1,276
  Additional paid-in capital                                      46,790         44,649
  Retained earnings                                               21,120         21,065
  Accumulated other comprehensive loss                              (100)           (96)
  Unearned compensation                                              (14)             0
  Treasury stock                                                  (6,980)        (6,980)
                                                             -----------      ----------
TOTAL SHAREHOLDERS' EQUITY                                        62,108         59,914
                                                             -----------      ----------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                     $   108,900      $ 102,949
                                                             ===========      ==========


See notes to condensed consolidated financial statements.

                             C-COR.net Corp.
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                    Thirteen Weeks Ended
                                               September 24,        September 25,
                                                    1999                1998
                                                -----------          -----------
                                             (000's omitted, except per share data)
 NET SALES                                      $   64,503          $   34,654
                                                -----------          -----------

 COSTS AND EXPENSES:
   Cost of sales                                    48,278              27,128
   Selling, general and administrative
     expenses                                        7,109               5,355
   Research and product development costs            3,175               2,789
   Merger-related costs                              3,673                   0
   Interest expense                                    621                  57
   Investment income                                   (48)                (48)
   Other expense                                       355                  18
                                                -----------          -----------
                                                    63,163              35,299
                                                -----------          -----------

 INCOME (LOSS) FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES                               1,340                (645)

 INCOME TAX EXPENSE                                  1,321                 471
                                                -----------          -----------

 INCOME (LOSS) FROM CONTINUING OPERATIONS               19              (1,116)

 DISCONTINUED OPERATIONS:
 Gain on disposal of discontinued
   business segment, less applicable
   income tax expense                                   36                 288
                                                -----------          -----------

 NET INCOME (LOSS)                              $       55           $    (828)
                                                ===========          ===========

 NET INCOME (LOSS) PER SHARE - (BASIC):

   Continuing operations                        $     0.00           $   (0.09)
   Discontinued operations                            0.00                0.02
                                                -----------          -----------
 NET INCOME (LOSS) PER SHARE                    $     0.00           $   (0.07)
                                                ===========          ===========

 NET INCOME (LOSS) PER SHARE - (DILUTED):

   Continuing operations                        $     0.00           $   (0.09)
   Discontinued operations                            0.00                0.02
                                                -----------          -----------
 NET INCOME (LOSS) PER SHARE                    $     0.00           $   (0.07)
                                                ===========          ===========


 See notes to condensed consolidated financial statements.

                             C-COR.net Corp.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                                             Thirteen Weeks Ended
                                                                        September 24,     September 25,
                                                                            1999              1998
                                                                        -----------       -----------
                                                                              (000's omitted)

 OPERATING ACTIVITIES
 Net income (loss)                                                      $      55        $      (828)
   Adjustments to reconcile net income to net cash
     and cash equivalents provided by operating
     activities:
   Depreciation and amortization                                            2,164              2,086
   Amortization of debt discount                                              381                  0
   Amortization of unearned compensation                                        7                  0
   Gain on disposal of discontinued operations,
     net of tax benefit                                                       (36)              (288)
   Provision for deferred retirement salary plan                              150                125
   Loss on sale and write-down of property, plant, and equipment              333                  0
   Changes in operating assets and liabilities:
     Accounts receivable                                                   (2,955)               970
     Inventories                                                           (4,366)              (242)
     Other assets                                                          (1,603)             1,598
     Accounts payable                                                      (1,141)             1,643
     Accrued liabilities                                                    2,978             (2,129)
     Deferred income taxes                                                   (663)              (136)
     Discontinued operations - working capital changes
       and noncash charges                                                    164               (209)
 NET CASH AND CASH EQUIVALENTS (USED IN) PROVIDED BY                    -----------       -----------
   OPERATING ACTIVITIES                                                    (4,532)             2,590
                                                                        -----------       -----------
 INVESTING ACTIVITIES
   Purchase of property, plant and equipment                               (3,190)            (1,074)
   Proceeds from sale of property, plant, and equipment                         2                  0
   Change in other assets                                                       0                 45
 NET CASH AND CASH EQUIVALENTS                                          -----------       -----------
   USED IN  INVESTING ACTIVITIES                                           (3,188)            (1,029)
                                                                        -----------       -----------
 FINANCING ACTIVITIES
   Payment of debt and capital lease obligations                             (214)            (4,481)
   Proceeds from (payment on) short-term credit facilities, net             1,603                980
   Proceeds from issuance of convertible preferred stock                        0                  5
   Issue common stock to employee stock purchase plan                          25                 15
   Proceeds from exercise of stock options                                  2,111                213
   Purchase of treasury stock                                                   0               (364)
 NET CASH AND CASH EQUIVALENTS PROVIDED BY (USED IN)                    -----------       -----------
   FINANCING ACTIVITIES                                                     3,525             (3,632)
                                                                        -----------       -----------
 DECREASE IN CASH AND CASH EQUIVALENTS                                     (4,195)            (2,071)
 Cash and cash equivalents at beginning of period                           4,695              3,030
                                                                        -----------       -----------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $     500        $       959
                                                                        ===========       ===========

 See notes to condensed consolidated financial statements.

                            C-COR.net Corp.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying, unaudited, condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, and in the opinion of management, contain all adjustments (consisting only of normal, recurring adjustments) necessary to fairly present the Company's financial position as of September 24, 1999, and the results of its operations for the thirteen-week period then ended. Operating results for the thirteen-week period are not necessarily indicative of the results that may be expected for the year ending June 30, 2000. For further information, refer to financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 25, 1999.

2. Description of Business

The Company designs and manufactures network distribution products and provides technical services in support of two-way hybrid fiber coax (HFC) networks. The Company has predominately operated in the Electronic Distribution Products segment, which provides HFC equipment for signal distribution applications primarily to the cable television (CATV) market. In order to expand the Company's product offering in the Electronics Distribution Products segment, on September 17, 1999, the Company completed a merger with Silicon Valley Communications, Inc. ("SVCI"), whereby SVCI became a wholly owned subsidiary of the Company. In addition, on July 9, 1999, the Company completed a merger with Convergence.com Corporation ("Convergence.com"), whereby Convergence.com became a wholly owned subsidiary of the Company. These transactions were accounted for under the pooling-of-interest method of accounting and, accordingly, the accompanying financial statements have been retroactively restated to give effect to the Convergence.com and SVCI mergers as if they had occurred on June 26, 1998. As a result of the merger with Convergence.com, the Company now operates a separate business unit called Broadband Management Services, which provides design, activation, network management and optimizations, as well as ongoing support, repair and maintenance to broadband operators in the United States.

3. BUSINESS COMBINATIONS

On July 9, 1999, the Company consummated a merger with Convergence.com a Georgia corporation, whereby Convergence.com became a wholly owned subsidiary of the Company. The merger will enable the Company to offer an integrated package of network management and support services and products. The expertise of Convergence.com in enabling high-speed digital data transmission and Internet delivery over HFC networks by providing network design, activation and support services will augment the Company's existing technical service capabilities. As consideration in the merger, each outstanding share of common stock of Convergence.com was converted into one share of the Company's common stock for an aggregate of 1,433,323 shares of the Company's common stock. Each outstanding warrant to acquire Convergence.com common stock was converted into a warrant to acquire the Company's common stock for an aggregate of warrants to acquire 366,930 shares of the Company's common stock. The merger was accounted for under the pooling-of-interests method of accounting.

On September 17, 1999, the Company consummated a merger with SVCI a California corporation, whereby SVCI became a wholly owned subsidiary of the Company. This acquisition will enable the Company to broaden and strengthen its network transmission product offering by adding advanced fiber optic products to the Company's existing radio frequency (RF) and fiber optic products. In particular, the Company's product offering will be strengthened with respect to headend fiber optic equipment. As consideration in the merger, each outstanding share of common stock of SVCI was converted into 0.094534 shares of the Company's common stock, resulting in the issuance of 1,545,081 shares of the Company's common stock (subject to reduction pursuant to certain escrow arrangements). Outstanding stock options and warrants to acquire SVCI common stock were converted into stock options and warrants to acquire the Company's common stock using the same conversion ratio (with appropriate adjustment to the exercise price) for an aggregate of stock options and warrants to acquire 383,844 shares of the Company's common stock. The merger was accounted for under the pooling-of-interests method of accounting.

The Company recorded a one-time charge of $3,673,000, ($3,113,000, net of tax) related to the business combinations in the thirteen-week period ended September 24, 1999. The one-time charge includes the merger transaction costs, as well as restructuring costs which included severance payments for approximately 40 employees affected by consolidation of positions and administrative functions resulting from the mergers, and write-off of assets related to existing fiber optic products that became redundant as a result of the acquisition of SVCI.

Both of these mergers were accounted for using the pooling-of-interests method of accounting. This method requires that historical financial results of the merged companies be combined and presented as if the Companies had always operated as one entity. Accordingly, the Company's financial statements are presented on a restated combined basis as if the mergers had occurred as of the beginning of the thirteen-week periods ended September 24, 1999 and September 25, 1998, The restated combined financial statements are not necessarily indicative of the results that would have occurred if the three companies had actually been one entity during the entire thirteen-week periods ended September 24, 1999 and September 25, 1998.

4. ACCRUED LIABILITIES

Accrued liabilities consisted of:

                                                  September 24,            June 25,
                                                      1999                  1999
                                                ----------------       ----------------
                                                           (000's omitted)
Accrued incentive plan expense                          $   987                $ 2,285
Accrued vacation expense                                  1,814                  2,000
Accrued salary expense                                    4,759                  1,297
Accrued salary and sales tax expense                      1,024                  1,519
Accrued warranty expense                                  1,918                  1,742
Accrued workers compensation
  self-insurance expense                                  1,904                  1,724
Accrued merger-related costs                              1,365                      0
Accrued sales commissions and rebates payable               547                    951
Accrued income taxes                                      3,119                  3,304
Accrued other                                             1,783                  1,420
                                                ----------------       ----------------
                                                        $19,220                $16,242
                                                ================       ================

5. COMPREHENSIVE INCOME (LOSS):

The components of accumulated other comprehensive income (loss), net of tax, of the Company are as follows:

                                                        September 24,             June 25,
                                                            1999                    1999
                                                         -----------             ----------
                                                                  (000's omitted)
Foreign currency translation loss                          $   (92)                 $  (92)
Unrealized holding loss on marketable securities                (8)                     (4)
                                                         ----------              ----------
Accumulated other comprehensive loss                       $  (100)                 $  (96)
                                                         ==========              ==========

The  components  of   comprehensive   income  (loss)  of  the  Company  for  the
thirteen-week periods ended September 24, 1999, and September 25, 1998, are as follows:

                                                                  Thirteen Weeks Ended
                                                             September 24,     September 25,
                                                                  1999              1998
                                                             -------------      ------------
                                                                       (000's omitted)
Net income (loss)                                                 $    55           $  (828)
Other comprehensive income (loss), net of tax:
    Foreign currency translation gain                                   0                24
    Unrealized loss on equity securities                               (4)                0
                                                                  --------         --------
Other comprehensive income (loss)                                      (4)               24
(net of tax expense (benefit) of ($2) and $16)
                                                                  --------         --------
Comprehensive income (loss)                                       $    51           $  (804)
                                                                  ========         ========

6. NET INCOME (LOSS) PER SHARE:

Basic earnings per share are computed based on the weighted average number of common shares outstanding, excluding any dilutive options, warrants and awards. Dilutive earnings per share are computed based on the weighted average number of common shares outstanding plus the dilutive effect of options and warrants. The dilutive effect of options and warrants is calculated under the treasury stock method using the average market price for the period. Net income (loss) per share is calculated for the periods presented as follows:

                                                     Thirteen Weeks Ended
                                               September 24,         September 25,
                                                   1999                 1998
                                                ------------         -------------
                                             (000's omitted, except per share data)
Basic:

Weighted average shares outstanding                 12,224               12,124
                                              ------------         ------------
Total                                               12,224               12,124


Income (loss) from continuing operations         $      19            $  (1,116)
Gain from discontinued operations                       36                  288
                                              ------------         ------------
Net income (loss)                                $      55            $    (828)
                                              ------------         ------------

Net income (loss) per share:
  Continuing operations                          $    0.00            $   (0.09)
  Discontinued operations                             0.00                 0.02
                                              ------------         ------------
Net income (loss) per share                      $    0.00            $   (0.07)
                                              ============         ============


Diluted:

Weighted average shares outstanding                 12,224               12,124
Weighted average common stock
  equivalents                                        1,042                    0
                                              ------------         ------------
Total                                               13,266               12,124

Income (loss) from continuing operations         $      19            $  (1,116)
Gain from discontinued operations                       36                  288
                                              ------------         ------------
Net income (loss)                                $      55            $    (828)
                                              ------------         ------------

Net income (loss) per share:
  Continuing operations                          $    0.00            $   (0.09)
  Discontinued operations                             0.00                 0.02
                                              ------------         ------------
Net income (loss) per share                      $    0.00            $   (0.07)
                                              ============         ============

7. SEGMENT INFORMATION

The Company adopted the Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" (Statement
131), in fiscal year 1999. For the thirteen-week period ended September 24, 1999, the Company operated in two industry segments; the Electronic Distribution Products segment, which provides HFC equipment for signal distribution applications, primarily to the CATV market, and the Broadband Management Services segment, which provides HFC technical services and Internet enabling technical services and support to broadband operators in the United States. For the thirteen-week period ended September 25, 1998, the Company also operated in two industry segments; the Electronic Distribution Product segment, which at that time included HFC technical services and the Broadband Management Services segment. For the thirteen-week period ended September 24, 1999, the Company elected to change the reporting of its Broadband Management Services segment, to include HFC technical services which were previously reported as part of the Electronic Distribution Product segment during the thirteen-week period ended September 25, 1998. The Company believes it is impracticable to disclose the impact of this change on a restated segment basis for prior periods presented and does not believe the change to be significant.

Information  about  industry  segments  for  the  thirteen-week   periods  ended
September 24, 1999, and September 25, 1998, is as follows:

                                                                                   Discontinued
                                                     Continuing Operations         Operations
                                                    ------------------------       -------------
                                                                                   Digital
                                                    Electronic     Broadband       Fiber Optics
                                                    Distribution   Management      Transmission
                                                    Products       Services        Products         Total
                                                    ------------   ---------       ------------    ---------
Thirteen-week period ended September 24, 1999
Total revenue ....................................... $60,461          $4,042           $  --        $64,503
Operating income (loss) .............................   7,172          (1,231)             --          5,941 (A)
Interest income .....................................                                                     48
Interest expense ....................................                                                    621
Income tax expense ..................................                                                  1,321
Identifiable assets at September 24, 1999 ........... 100,674           8,226            1,154       110,054
Capital expenditures ................................   2,683             507               --         3,190
Depreciation and amortization .......................   1,976             188               --         2,164

Thirteen-week period ended September 25, 1998
Total revenue ....................................... $33,758            $896               --       $34,654
Operating (loss) ....................................    (112)           (506)              --          (618)
Interest income .....................................                                                     48
Interest expense ....................................                                                     57
Income tax expense ..................................                                                    471
Identifiable assets at September 25, 1998 ........... 100,458           2,491            2,885       105,834
Capital expenditures ................................   1,054              20               --         1,074
Depreciation and amortization .......................   2,011              75               --         2,086

(A)  Operating income excludes one time merger-related cost related to the Convergence.com Corporation and Silicon Valley
     Communications, Inc.  mergers.(See Note 3 - Notes to Condensed Consolidated Financial Statements.)

The Company and subsidiaries operate in various geographic areas as indicated by the following:

                                                            U.S.         Canada         Europe       Eliminations       Total
                                                         -----------   ------------  -------------   -------------   -------------
Thirteen-week period ended September 24, 1999
Sales to unaffiliated customers:
Domestic ..................................................  $57,874       $42           $43                 --           $57,959
Export ....................................................    6,544        --            --                 --             6,544
Transfers between geographic areas ........................       12        --            --                (12)               --
Total revenue .............................................   64,430        42            43                (12)           64,503
Operating income (loss) ...................................    6,198       (66)         (191)                --             5,941(A)
Interest income ...........................................                                                                    48
Interest expense ..........................................                                                                   621
Income tax expense ........................................                                                                 1,321
Identifiable assets at September 24, 1999 .................  108,281       455           164                 --           108,900
Capital expenditures ......................................    3,189        --             1                 --             3,190
Depreciation and amortization .............................    2,159        --             5                 --             2,164

Thirteen-week period ended September 25, 1998
Sales to unaffiliated customers:
Domestic ..................................................  $31,417      $200           $40                 --           $31,657
Export ....................................................    2,997        --            --                 --             2,997
Transfers between geographic areas ........................       52        --            --                (52)               --
Total revenue .............................................   34,466       200            40                (52)           34,654
Operating income (loss) ...................................     (624)      (23)           29                 --              (618)
Interest income ...........................................                                                                    48
Interest expense ..........................................                                                                    57
Income tax expense ........................................                                                                   471
Identifiable assets at September 25, 1998 .................  101,556       954           439                 --           102,949
Capital expenditures ......................................    1,074        --            --                 --             1,074
Depreciation and amortization .............................    2,078         3             5                 --             2,086

(A)  Operating income excludes one time merger-related cost related to the Convergence.com Corporation and Silicon Valley
     Communications, Inc.  mergers.(See Note 3 - Notes to Condensed Consolidated Financial Statements.)

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

General

The following discussion addresses the financial condition of the Company as of September 24, 1999, and the results of operations for the thirteen-week period ended September 24, 1999, compared with the same period of the prior year. This discussion should be read in conjunction with the Management's Discussion and Analysis section for the fiscal year ended June 25, 1999, included in the Company's Annual Report on Form 10-K.

Disclosure Regarding Forward-Looking Statements

Some of the information presented in this report, including, but not limited to continuation of increased domestic spending for network upgrades, expectations regarding international sales volume, anticipated increased spending on product development, the continued availability of capital resources, the Company's expectations in connection with the mergers with Convergence.com Corporation ("Convergence.com") and Silicon Valley Communications, Inc. ("SVCI"), continued delivery of fiber optic equipment to AT&T Broadband and Internet Services and the Company's ability to assess the risks of the Year 2000 issue, with respect to its operations, and resolve them in a timely manner, constitute
forward-looking   statements  within  the  meaning  of  the  Private  Securities
Litigation Reform Act of 1995. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Factors which could cause actual results to differ from expectations include, among others, the ability to integrate both Convergence.com's and SVCI's businesses, the timing of orders received from customers, the gain or loss of significant customers, changes in the mix of products sold, the unsuccessful deployment of the Company's fiber optic products in the AT&T field trial, or failure of the field trial more generally, continued industry consolidation, the development of competing technology, changes in the cost and availability of parts and supplies, fluctuations in warranty costs, new product development activities, the Company's ability to implement its strategies of product, service and global market expansion, economic conditions affecting domestic and international markets, regulatory changes affecting the telecommunications industry, in general, and the Company's operations, in particular, competition and changes in domestic and international demand for the Company's products and other factors which may impact operations and manufacturing. For additional information concerning these and other important factors which may cause the Company's actual results to differ materially from expectations and underlying assumptions, please refer to the Company's reports filed on Form 10-K and other reports and materials filed with the Securities and Exchange Commission.

Business Combinations

On July 9, 1999, the Company consummated a merger with Convergence.com a Georgia corporation, whereby Convergence.com became a wholly owned subsidiary of the Company. The merger enables the Company to offer an integrated package of network management and support services and products. The expertise of Convergence.com in enabling high-speed digital data transmission and Internet delivery over HFC networks by providing network design, activation and support services will augment the Company's existing technical service capabilities. As consideration in the merger, each outstanding share of common stock of Convergence.com was converted into one share of the Company's common stock for an aggregate of 1,433,323 shares of the Company's common stock. Each outstanding warrant to acquire Convergence.com common stock was converted into a warrant to acquire the Company's common stock for an aggregate of warrants to acquire 366,930 shares of the Company's common stock. The merger was accounted for under the pooling-of-interests method of accounting.

On September 17, 1999, the Company consummated a merger with SVCI a California corporation, whereby SVCI became a wholly owned subsidiary of the Company. This acquisition enables the Company to broaden and strengthen its network transmission product offering by adding advanced fiber optic products to the Company's existing radio frequency (RF) and fiber optic products. In particular, the Company's product offering will be strengthened with respect to headend fiber optic equipment. As consideration in the merger, each outstanding share of common stock of SVCI was converted into 0.094534 shares of the Company's common stock, resulting in the issuance of 1,545,081 shares of the Company's common stock (subject to reduction pursuant to certain escrow arrangements). Outstanding stock options and warrants to acquire SVCI common stock were converted into stock options and warrants to acquire the Company's common stock using the same conversion ratio (with appropriate adjustment to the exercise price) for an aggregate of stock options and warrants to acquire 383,844 shares of the Company's common stock. The merger was accounted for under the pooling-of-interests method of accounting.

The Company recorded a one-time charge of $3,673,000, ($3,113,000, net of tax) related to the business combinations in the thirteen-week period ended September 24, 1999. The one-time charge includes the merger transaction costs, as well as restructuring costs which included severance payments for approximately 40 employees affected by consolidation of positions and administrative functions resulting from the mergers, and write-off of assets related to existing fiber optic products that became redundant as a result of the acquisition of SVCI.

Both of these mergers were accounted for using the pooling-of-interests method of accounting. This method requires that historical financial results of the merged companies be combined and presented as if the Companies had always operated as one entity. Accordingly, the Company's financial statements are presented on a restated combined basis as if the mergers had occurred as of the beginning of the thirteen-week periods ended September 24, 1999 and September 25, 1998, The restated combined financial statements are not necessarily indicative of the results that would have occurred if the three companies had actually been one entity during the entire thirteen-week periods ended September 24, 1999 and September 25, 1998.

Results of Operations

Net sales for the thirteen-week period ended September 24, 1999, were $64,503,000, an increase of 86% from the prior year's sales of $34,654,000 for the same period. The increase in sales was primarily attributable to increased capital spending for cable network transmission equipment by domestic cable operators and from increased sales of technical services related to design, activation and support of cable networks.

Domestic sales, as a percentage of total consolidated sales, were 90% for the quarter ended September 24, 1999. This compares to 91% for same period of the prior year. Domestic sales increased 83% during the quarter ended September 24, 1999, compared to the same period of the prior year. The increase was the result of increased domestic sales of hybrid/fiber coax (HFC) transmission equipment and related services during the quarter caused by domestic cable operators continuing to upgrade and rebuild their systems, principally to offer new services including two-way internet access.

International sales, as a percentage of total consolidated sales, were 10% for the quarter ended September 24, 1999. This compares to 9% for the same period of the prior year. Sales to international customers increased 105% during the quarter ended September 24, 1999, compared to the same period of the prior year. The increase for the quarter, resulted primarily from increased demand primarily from a customer in Canada. The Company expects international markets will represent a substantial portion of its sales base, but believes demand will continue to be highly variable.

The Company's backlog of sales orders at September 24, 1999, was approximately $43.4 million, consisting of backlog from domestic and international customers of 86% and 14%, respectively. The Company's backlog was approximately $57.6 million at the end of the previous fiscal quarter ended June 25, 1999, which consisted of backlog from domestic and international customers of 90% and 10%, respectively. The Company booked approximately $50.4 million of new sales orders during the quarter ended September 24, 1999, resulting in a book-to-bill ratio for the quarter of .78. As a result of consolidation of ownership of domestic cable systems, the Company's bookings and sales levels are dependent upon the timing of orders from a limited number of large customer accounts. The Company believes bookings from these customers can be influenced by a variety of factors, including overall demand for cable services and the acceptance of new broadband services, competitive pressures, cable operators' access to financing and cable operators' annual budget cycles. Variations in the timing of bookings and sales can cause significant fluctuations in quarterly operating results.

Gross profit percentage for the thirteen-week period ended September 24, 1999 was 25.2% versus 21.7% for the same period of the prior year. Reductions in material costs, changes in customer and product mix, lower manufacturing costs resulting from the Company's operation in Mexico and efficiencies resulting from higher production volume and manufacturing automation initiatives contributed to the increase in the gross profit percentage during the quarter compared to the same period of the prior year.

Selling, general and administrative expenses for the thirteen-week period ended September 24, 1999, were $7,109,000, an increase of 33% over the prior year's total of $5,355,000 for the same period. The increase was due to various selling and administrative costs, including personnel costs associated with higher sales volumes and expansion of the Company's technical customer services business unit and domestic sales force during the prior year, resulting in increased expenditures during the quarter compared to the same period of the prior year.

Research and product development costs for the thirteen-week period ended September 24, 1999, were $3,175,000, an increase of 14% over the prior year's total of $2,789,000 for the same period. The increased expenditures resulted from higher personnel costs and additional expenses primarily for development of fiber optic transmission products, including transmitters, receivers and Erbium-Doped Fiber Amplifiers (EDFAs), for advanced HFC networks and network management products, including continued development of the Company's CNM System 2 software. These products include the Company's new mini-fiber nodes and multiplexing nodes, for which initial delivery has been made to AT&T Broadband & Internet Services (AT&T BIS) for deployment in the Salt Lake City trial of AT&T's LightWire(TM) Neighborhood Broadband System. Both node products form part of the foundation for the experimental LightWire(TM) architecture developed by AT&T BIS and AT&T Labs. The trial deployment in Salt Lake City will be used for concept testing of this architecture. The Company anticipates research and product development expenses to increase in future periods, related to ongoing initiatives, although these expenses may vary as a percentage of sales.

Interest expense for the thirteen-week period ended September 24, 1999, was $621,000, compared to $57,000, for the same period of the prior year. Included in interest expense for the thirteen-week period ended September 24, 1999, was $381,000 of additional amortization related to the fair market value of warrants issued in fiscal year 1999 in connection with certain debt financing arrangements. In addition, interest expense increased for the quarter as a result of an increase in short-term borrowings on the Company's revolving line-of-credit agreement and other short-term credit facilities during the period.

Other expense for the thirteen-week period ended September 24, 1999 was $355,000, compared to $18,000 for the same period of the prior year. The increase in other expense for the quarter resulted primarily from adjustment of the carrying value of property held-for-sale, and losses on disposal of property, plant, and equipment during the quarter.

The effective income tax rate for the thirteen-week period ended September 24, 1999, was 98.6%, compared to 73.0% for the same period of the prior year. The Company's effective tax rate for the quarter ended September 24, 1999, excluding non-recurring business combination costs, was approximately 37.5%. The higher effective tax rate for the quarter ended September 24, 1999, is a result of permanent differences for non-deductible business combination costs incurred in relation to the mergers with Convergence.com and SVCI. The higher effective tax rate for the quarter ended September 25, 1998, resulted from limited tax benefit related to operating losses at both SVCI and Convergence.com.

Net income for the thirteen-week period ended September 24, 1999, was $55,000, which includes income from continuing operations of $19,000 and a gain on disposal of a discontinued business segment of $36,000, net of tax. This compares to a net loss of $828,000 for the same period of the prior year, which included a loss from continuing operations of $1,116,000, and a gain on disposal of a discontinued business segment of $288,000, net of tax.

Liquidity and Capital Resources

As of September 24, 1999, cash and cash equivalents totaled $ 500,000, down from $4,695,000 at June 25, 1999. Net cash and cash equivalents used in operating activities was $4,532,000 for the thirteen-week period ended September 24, 1999. This compares to cash and cash equivalents provided by operating activities of $2,590,000, for the same period of the prior year. The increase in cash and cash equivalents used in operating activities for the thirteen-week period ended September 24, 1999 compared to the same period of the prior year, was primarily due to business combination costs associated with the mergers of Convergence.com and SVCI, and increased inventory purchases and accounts receivables resulting from a higher level of production and sales volume during the quarter.

Net cash and cash equivalents used in investing activities was $3,188,000 for the thirteen-week period ended September 24, 1999, compared to $1,029,000 for the same period of the prior year. The increase in cash and cash equivalents used in investing activities was primarily due to increased purchases of property, plant and equipment to expand and automate the Company's manufacturing operations.

Net cash and cash equivalents provided by financing activities totaled $3,525,000 for the thirteen-week period ended September 24, 1999. This compares to net cash and cash equivalents used in financing activities of $3,632,000 for the same period of the prior year. The Company's financing activities consist primarily of borrowings and payments on short-term and long-term debt. During the thirteen-week period ended September 24, 1999, the Company increased it's net borrowing on short-term credit facilities by $1,603,000 for working capital purposes. In addition, the Company generated $2,111,000 in cash as a result of employee stock option exercises during the quarter.

On August 9, 1999, the Company replaced its $25,000,000 revolving line-of-credit agreement with a new credit agreement established with three banks under which it may borrow up to $70,000,000. The agreement has two parts. First, $20,000,000 is available as a revolving line-of-credit, subject to an aggregate sub-limit of $2,000,000 for issuance of letters of credit, which is committed through December 31, 1999. The second part is a 364-day standby acquisition facility, which enables the Company to borrow up to $50,000,000, for strategic acquisitions and/or investments. Each draw on the facility may be extended for up to 84 months. A pricing matrix has been established for credit pricing on these facilities which is a function of the Company's total funded indebtedness to earnings before interest, taxes, depreciation and amortization (EBITDA) ratio. Borrowings under this credit agreement bear interest at various rates, at the Company's option.

In addition, the Company amended its existing $3,000,000 term loan to eliminate terms and conditions that govern that facility and replaced them with terms and conditions that have been entered into for the revolving line-of-credit and the standby facility. The outstanding balance on the term loan will be split among the three participating banks based on their pro-rated share of the total balance of combined credit facilities.

Borrowings on these facilities are unsecured, subject to a negative pledge on all business assets, and the Company is required to maintain certain financial ratios and indebtedness tests.

On September 28, 1999, the Company announced the filing of a registration statement for a proposed public offering of 2,500,000 shares of its common stock plus an over-allotment option of a maximum of 375,000 shares. Net proceeds from the offering are to be used for the repayment of debt and for capital expenditures. The balance of the net proceeds will be used for general corporate purposes, including working capital.

Management believes that operating cash flow, proposed public offering, as well as the aforementioned credit agreement, will be adequate to provide for all cash requirements for the foreseeable future, subject to requirements that additional growth or strategic development might dictate.

Year 2000 Readiness Disclosure

The Company is aware of the issues associated with the limitations of the programming code in many existing computer systems, whereby the computer systems may not properly recognize or process date-sensitive information as the Year 2000 approaches. The Company's date-sensitive systems include test equipment, computer systems embedded in production equipment, products containing computer systems, business data processing systems, production management and planning systems, and personal computers. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail.

During fiscal 1999, the Company's Year 2000 project team (consisting of representatives from the Company's information technology, finance, manufacturing, product development, quality assurance, and sales and marketing departments) completed its assessment of the Company's internal date-sensitive equipment to determine Year 2000 compliance. As of June 25, 1999, prior to the acquisitions of Convergence.com and Silicon Valley Communications, the Company concluded that approximately 7% of the Company's date-sensitive equipment were non-compliant. Most of these non-compliant items can and will be upgraded to be compliant before January 1, 2000 at minimal cost. The non-compliant hardware and software were determined not to be in critical systems.

At this time, all critical systems have been designated compliant by their manufacturers. To verify manufacturers' assertions, the Company has developed a testing plan for its critical systems and began compliance testing during the third quarter of fiscal 1999. The Company has completed compliance testing, other than the Company's payroll system, which the Company anticipates completing early in the second quarter of fiscal 2000. At this time, there are no exceptions identified with these manufacturers' assertions.

Throughout fiscal 1999, the Company corresponded with its principal customers, suppliers, vendors and subcontractors to ascertain their readiness for the Year 2000 and requested assurances that they are addressing the Year 2000 issue. These actions were intended to help mitigate the possible external impact of Year 2000 issues. However, the Company is unable to fully assess the potential consequences in the event of unforeseen compliance issues with the systems operated by its customers, suppliers, vendors or subcontractors.

The Company has assessed its products presently being sold and those installed in customers' networks. Only the Company's network management system has inherent software embedded in it and the Company has assessed its network management software and firmware, both present and previously sold versions, and found them to be Year 2000 compliant.

As a result of the mergers consummated with Convergence.com on July 9, 1999 and SVCI on September 17, 1999, the Company is in the process of assessing each of Convergence.com's and SVCI's Year 2000 initiatives. The Company will focus on the compliance attainment efforts of their customers and suppliers and Convergence.com and SVCI's internal date-sensitive equipment. This activity is expected to last into the second quarter of fiscal 2000. The Company's preliminary assessment is that the Year 2000 costs associated with these mergers will be minimal.

Based on the Company's assessment to date, the Company believes it will not experience any material disruption as a result of Year 2000 problems with the Company's internal financial, manufacturing and other computer systems. The Company's most reasonably likely worst case scenario would be disruption of its operations and lost revenues as a result of non-compliance of its systems and those operated by its customers, suppliers, vendors and subcontractors. The Company has established a contingency plan detailing how it will operate under this scenario. This plan will be refined during the first and second quarters of fiscal 2000, but includes provisions for increasing production and inventory levels, altering third-party business relationships, if necessary, ensuring adequate financial and personnel resources exist to adequately remedy problems as soon as detected, and other contingency efforts.

While the total estimated cost of assessing Year 2000 issues is difficult to predict with accuracy, based on the Company's evaluation and assessment thus far, the Company estimates that its total costs will not exceed $500,000 and should not have a material adverse impact on its operating results or financial condition. However, Year 2000 issues could have a significant impact on the Company's operations and its financial results if modifications cannot be completed on a timely basis, if unforeseen needs or problems arise, or if there are unforeseen compliance problems with the systems operated by its customers, suppliers, vendors or subcontractors. Moreover, the change to the Year 2000 may negatively impact the Company's customers or the cable television industry as a whole, causing reduced demand and market disruption in anticipation of, or following, the start of the Year 2000.

PART II.  OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds

On July 9, 1999, the Company consummated a merger with Convergence.com Corporation ("Convergence.com") a Georgia corporation, whereby Convergence.com became a wholly owned subsidiary of the Company. As consideration in the merger, each outstanding share of common stock of Convergence.com was converted into one share of the Company's common stock for an aggregate of 1,433,323 shares of the Company's common stock. Each outstanding warrant to acquire Convergence.com common stock was converted into a warrant to acquire the Company's common stock for an aggregate of warrants to acquire 366,930 shares of the Company's common stock. Warrants to purchase 340,158 shares are exercisable at a price of $10.00 per share, and warrants to purchase 26,772 shares are exercisable at a price of $0.75 per share. The merger was accounted for under the pooling-of-interests method of accounting. These securities were issued in a private placement pursuant to Section 4(2) of the Securities Act of 1933, as amended. As required by the merger agreement, a Registration Statement covering the resale of the shares issued, or issuable upon exercise of the warrants, to the former Convergence.com shareholders, has been declared effective by the Securities and Exchange Commission.

On September 17, 1999, the Company consummated a merger with Silicon Valley Communications, Inc. ("SVCI") a California corporation, whereby SVCI became a wholly owned subsidiary of the Company. As consideration in the merger, each outstanding share of common stock of SVCI was converted into 0.094534 shares of the Company's common stock, resulting in the issuance of an aggregate of 1,545,081 shares of the Company's common stock (subject to reduction pursuant to certain escrow arrangements). Outstanding stock options and warrants to acquire SVCI common stock were converted into stock options and warrants to acquire the Company's common stock using the same conversion ratio (with appropriate adjustment to the exercise price) for an aggregate of stock options and warrants to acquire 383,844 shares of the Company's common stock. The share and exercise prices for these warrants and stock options, as adjusted for the conversion ratio, are as follows:

                                                   Exercise
                            Shares                   Price
                          -----------             ----------
Warrants:
                              8,697                 $ 13.12
                            132,349                 $ 21.16
                            103,514                 $ 31.73
                              5,199                 $ 74.05
                          -----------
                            249,759
                          ===========
Stock options:
                              5,045                 $  0.11
                            129,040                 $  2.12
                          -----------
                            134,085
                          ===========

The merger was accounted for under the pooling-of-interests method of accounting. These securities were issued in a private placement pursuant to
Section 4(2) of the Securities Act of 1933, as amended and Regulation S promulgated thereunder. As required by the merger agreement, a Registration Statement covering the resale of the shares issued, or issuable upon exercise of the warrants, to the former SVCI shareholders, has been filed with the Securities and Exchange Commission.

On August 17, 1999, the Board of Directors of the Company declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of common stock, par value $.10 per share, of the Company. The dividend was payable on September 9, 1999 to the shareholders of record on August 30, 1999 (the "Record Date"). Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, no par value per share, of the Company (the "Preferred Stock") at a price of $150.00 per one one-hundredth of a share of Preferred Stock, subject to adjustment. The description and terms of the Rights are set forth in a Rights Agreement dated as of August 17, 1999, between the Company and American Stock Transfer & Trust Co., as Rights Agent (the "Rights Agreement"). A copy of the Rights Agreement is included as an exhibit to the Company's registration statement on Form 8-A filed on August 30, 1999.

Item 6.   Exhibits and Reports on Form 8-K

The following exhibits are included herein:

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

   (3) (c) Amendment to the Articles of Incorporation filed with the Secretary of State of the Commonwealth of Pennsylvania on September 21, 1995.

   (3) (d) Amendment to the Articles of Incorporation filed with the Secretary of State of the Commonwealth of Pennsylvania on July 9, 1999.

   (3) (e) Statement with Respect to Shares of Series A Junior Participating Preferred Stock filed with the Secretary of State of the Commonwealth of Pennsylvania on August 30, 1999.

   (3) (f) Amendment to the Articles of Incorporation filed with the Secretary of State of the Commonwealth of Pennsylvania on October 20, 1999.

   (27) Financial Data Schedule

Reports on Form 8-K

On July 15, 1999, the Registrant, filed a Form 8-K dated July 12, 1999, which included press releases reporting the consummation of the merger with Convegence.com Corporation, name change to C-COR.net Corp. and a letter of intent to acquire Silicon Valley Communications, Inc.

On July 26, 1999, the Registrant, filed a Form 8-K dated July 9, 1999, to report the consummation of the merger with Convegence.com.

On August 2, 1999, the Registrant, filed a Form 8-K/A to amemd the Current Report filed on July 26, 1999, reporting Pro-forma financial statements associated with the acquisition of Convergence.com.

On August 30, 1999, the Registrant, filed a Form 8-K reporting the adoption of a Shareholders' Right Plan.

On September 24, 1999, the Registrant, filed a Form 8-K dated September 17, 1999, to report the consummation of the merger between C-COR.net Corp. and Silicon Valley Communications, Inc. and filed pro-forma financial statements for the periods ended June 25, 1999, June 26, 1998 and June 27, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               C-COR.net Corp.
                                                     (Registrant)

Date: November 1, 1999                        /s/ William T. Hanelly
                                              ----------------------------------
                                               Vice President-Finance,
                                               Secretary & Treasurer
                                               (Principal Financial Officer)

Date: November 1, 1999                        /s/ Joseph E. Zavacky
                                              ----------------------------------
                                               Controller & Assistant
                                               Secretary
                                               (Principal Accounting Officer)