Form 10-Q
period 1999-12-24
C COR NET CORP
filed 2000-02-07
CIK 350621

United States

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q
             [ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the thirteen-week period ended:  December 24, 1999

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

Common Stock, $.05 Par Value - 32,057,341 shares as of January 26, 2000.

                                      INDEX

                                 C-COR.net Corp.



PART I.  FINANCIAL INFORMATION


Item 1. Financial Statements (unaudited).

              Condensed consolidated balance sheets -- June 25, 1999, and December 24, 1999.

              Condensed consolidated statements of operations -- thirteen weeks ended December 24, 1999, and December 25, 1998; twenty-six weeks ended December 24, 1999, and December 25, 1998.

              Condensed consolidated statements of cash flows -- twenty-six weeks ended December 24, 1999, and December 25, 1998.

              Notes to condensed consolidated financial statements -- December 24, 1999.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

PART II.  OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

Item 4.  Submission of matters to a vote of shareholders.

Item 6.  Exhibits and Reports on Form  8-K.

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements
                             C-COR.net Corp.
                      CONDENSED CONSOLIDATED BALANCE SHEETS




                                                                          December 24,      June 25,
                                  ASSETS                                      1999            1999
                                                                          -----------      ----------
                                                                          (Unaudited)
                                                                                  (000's omitted)
CURRENT ASSETS
  Cash and cash equivalents                                               $   110,979      $   4,695
  Marketable securities and other short-trm investments                        15,217            445
  Accounts receivable                                                          40,322         31,314
                                                                          -----------      ----------
                                                                              166,518         36,454
                                                                          -----------      ----------
  Inventories:
    Raw materials                                                              20,325         17,240
    Work-in-process                                                             3,549          3,038
    Finished goods                                                              6,966          3,287
                                                                          -----------      ----------
      Total inventories                                                        30,840         23,565
                                                                          -----------      ----------
  Deferred taxes                                                                6,801          6,335
  Property held for sale, net                                                   1,100          1,281
  Other current assets                                                          2,509          2,176
  Net current assets of discontinued operations                                   379            433
                                                                          -----------      ----------
TOTAL CURRENT ASSETS                                                          208,147         70,244
                                                                          -----------      ----------
PROPERTY, PLANT, AND EQUIPMENT, NET                                            28,150         27,792
INTANGIBLE ASSETS AND OTHER LONG-TERM ASSETS, NET                               4,869          4,913
                                                                          -----------      ----------
TOTAL ASSETS                                                              $   241,166      $ 102,949
                                                                          ===========      ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                        $    17,641      $  16,286
  Accrued liabilities                                                          12,301         16,242
  Line-of-credit and short-term credit obligations                                  0          4,638
  Current portion of long-term debt                                               203            832
                                                                          -----------      ----------
TOTAL CURRENT LIABILITIES                                                      30,145         37,998
                                                                          -----------      ----------
LONG-TERM DEBT, less current portion                                            1,618          3,708
OTHER LONG-TERM LIABILITIES                                                     2,723          1,329
                                                                          -----------      ----------
TOTAL LIABILITIES                                                              34,486         43,035
                                                                          -----------      ----------
SHAREHOLDERS' EQUITY
  Common Stock, $.05 par; authorized shares
   100,000,000; issued shares of 33,090,770 on December 24, 1999
   and 25,522,970 on June 25, 1999                                              1,654          1,276
  Additional paid-in capital                                                  187,060         44,649
  Retained earnings                                                            25,069         21,065
  Accumulated other comprehensive loss                                           (107)           (96)
  Unearned compensation                                                           (16)             0
  Treasury stock                                                               (6,980)        (6,980)
                                                                          -----------      ----------
TOTAL SHAREHOLDERS' EQUITY                                                    206,680         59,914
                                                                          -----------      ----------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                                  $   241,166      $ 102,949
                                                                          ===========      ==========

Note: The balance sheet at June 25, 1999, has been derived from supplemental restated financial statements at that date which give effect to the merger transactions with Convergence.com and Silicon Valley Communications, Inc.

Note: Shares issued have been adjusted to reflect a 2-for-1 stock split for all shares of record as of December 22, 1999. The additional shares were distributed on January 6, 2000.

See notes to condensed consolidated financial statements.

                             C-COR.net Corp.
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                    Thirteen Weeks Ended                     Twenty-six Weeks Ended
                                                December 24,         December 25,        December 24,         December 25,
                                                    1999                1998                 1999                1998
                                                -----------          -----------         -----------          -----------
                                                                   (000's omitted, except per share data)
 NET SALES                                      $   62,391          $   39,651           $  126,894          $   74,305
                                                -----------          -----------         -----------          -----------

 COSTS AND EXPENSES:
   Cost of sales                                    47,092              30,052               95,370              57,180
   Selling, general and administrative
     expenses                                        6,221               6,484               13,330              11,839
   Research and product development costs            3,508               3,172                6,683               5,961
   Merger-related costs                                  0                   0                3,673                   0
   Interest expense                                    140                 104                  761                 161
   Investment income                                  (844)                (51)                (891)                (99)
   Other expense (income)                              (38)                191                  316                 209
                                                -----------          -----------         -----------          -----------
                                                    56,079              39,952              119,242              75,251
                                                -----------          -----------         -----------          -----------

 INCOME (LOSS) FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES                               6,312                (301)               7,652                (946)

 INCOME TAX EXPENSE                                  2,369                 691                3,690               1,162
                                                -----------          -----------         -----------          -----------

 INCOME (LOSS) FROM CONTINUING OPERATIONS            3,943                (992)               3,962              (2,108)

 DISCONTINUED OPERATIONS:
 Gain on disposal of discontinued
   business segment, less applicable
   income tax expense                                    6                  16                   42                 304
                                                -----------          -----------         -----------          -----------

 NET INCOME (LOSS)                              $    3,949           $    (976)          $    4,004           $  (1,804)
                                                ===========          ===========         ===========          ===========

 NET INCOME (LOSS) PER SHARE - BASIC:

   Continuing operations                        $     0.14           $   (0.04)          $     0.15           $   (0.09)
   Discontinued operations                            0.00                0.00                 0.00                0.01
                                                -----------          -----------         -----------          -----------
 NET INCOME (LOSS) PER SHARE                    $     0.14           $   (0.04)          $     0.15           $   (0.08)
                                                ===========          ===========         ===========          ===========

 NET INCOME (LOSS) PER SHARE - DILUTED:

   Continuing operations                        $     0.13           $   (0.04)          $     0.14           $   (0.09)
   Discontinued operations                            0.00                0.00                 0.00                0.01
                                                -----------          -----------         -----------          -----------
 NET INCOME (LOSS) PER SHARE                    $     0.13           $   (0.04)          $     0.14           $   (0.08)
                                                ===========          ===========         ===========          ===========


Note: Net income per share amounts have been adjusted to reflect a 2-for-1 stock split for all shares of record as of December 22, 1999. The additional shares were distributed on January 6, 2000.

 See notes to condensed consolidated financial statements.

                             C-COR.net Corp.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                                                    Twenty-six Weeks Ended
                                                                                December 24,      December 25,
                                                                                    1999              1998
                                                                                -----------       -----------
                                                                                        (000's omitted)

 OPERATING ACTIVITIES
 Net income (loss)                                                              $   4,004        $    (1,804)
   Adjustments to reconcile net income (loss) to net cash
     and cash equivalents provided by operating
     activities:
   Depreciation and amortization                                                    4,648              4,062
   Amortization of debt discount                                                      381                  0
   Amortization of unearned compensation                                                5                  0
   Gain on disposal of discontinued operations,
     net of tax benefit                                                               (42)              (304)
   Provision for deferred retirement salary plan                                      301                239
   Loss on sale and write-down of property, plant,
     and equipment                                                                    333                 62
   Changes in operating assets and liabilities:
     Accounts receivable                                                           (9,008)            (5,576)
     Inventories                                                                   (7,275)            (1,694)
     Other assets                                                                      63              1,640
     Accounts payable                                                               1,355              4,004
     Accrued liabilities                                                           (3,694)               532
     Deferred income taxes                                                            600               (886)
     Discontinued operations - working capital changes
       and noncash charges                                                             96               (218)
                                                                                -----------       -----------
 NET CASH AND CASH EQUIVALENTS (USED IN) PROVIDED BY OPERATING ACTIVITIES          (8,233)                57
                                                                                -----------       -----------
 INVESTING ACTIVITIES
   Purchase of property, plant and equipment                                       (4,995)            (2,805)
   Purchase of marketable securities and other short-term investments             (14,772)               (50)
   Investment                                                                        (501)                 0
   Proceeds from sale of property, plant, and equipment                                 2                  0
   Issuance of notes receivable, net                                                    0                  2
   Change in other assets                                                               0                 83
 NET CASH AND CASH EQUIVALENTS                                                  -----------       -----------
   USED IN  INVESTING ACTIVITIES                                                  (20,266)            (2,770)
                                                                                -----------       -----------
 FINANCING ACTIVITIES
   Payment of debt and capital lease obligations                                   (2,719)            (4,659)
   Proceeds from long-term debt borrowing                                               0              3,109
   Proceeds from (payment on) short-term credit
      facilities, net                                                              (5,019)             6,852
   Tax benefit deriving from exercise and sale of stock option shares               2,775                  0
   Payment for issuance of convertible preferred stock                                  0                (45)
   Proceeds from issuance of common stock to employee stock purchase plan              45                 34
   Proceeds from exercise of stock option shares                                    4,072                249
   Proceeds from exercise of stock warrants                                         2,259                  0
   Proceeds from issuance of common stock, net                                    133,370                  0
   Purchase of treasury stock                                                           0             (1,084)
 NET CASH AND CASH EQUIVALENTS PROVIDED BY                                      -----------       -----------
   FINANCING ACTIVITIES                                                           134,783              4,456
                                                                                -----------       -----------
 INCREASE IN CASH AND CASH EQUIVALENTS                                            106,284              1,743
 Cash and cash equivalents at beginning of period                                   4,695              3,030
                                                                                -----------       -----------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $ 110,979        $     4,773
                                                                                ===========       ===========

 See notes to condensed consolidated financial statements.

                            C-COR.net Corp.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying, unaudited, condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, and in the opinion of management, contain all adjustments (consisting only of normal, recurring adjustments) necessary to fairly present the Company's financial position as of December 24, 1999, and the results of its operations for the thirteen-week and twenty-six week periods then ended. Operating results for the thirteen-week and twenty-six week period are not necessarily indicative of the results that may be expected for the year ending June 30, 2000. For further information, refer to financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 25, 1999.

2. DESCRIPTION OF BUSINESS

The Company designs and manufactures network distribution products and provides technical services in support of two-way hybrid fiber coax (HFC) networks. The Company has predominately operated in the Electronic Distribution Products segment, which provides HFC equipment for signal distribution applications primarily to the cable television (CATV) market. In order to expand the Company's product offering in the Electronics Distribution Products segment, on September 17, 1999, the Company completed a merger with Silicon Valley Communications, Inc. ("SVCI"), whereby SVCI became a wholly owned subsidiary of the Company. In addition, on July 9, 1999, the Company completed a merger with Convergence.com Corporation ("Convergence.com"), whereby Convergence.com became a wholly owned subsidiary of the Company. These transactions were accounted for under the pooling-of-interest method of accounting and, accordingly, the accompanying financial statements have been retroactively restated to give effect to the Convergence.com and SVCI mergers for all periods presented. As a result of the merger with Convergence.com, the Company now operates a separate business segment called Broadband Management Services, which provides design, activation, network management and optimization services, as well as ongoing support, repair and maintenance to broadband operators in the United States.

3. BUSINESS COMBINATIONS

On July 9, 1999, the Company consummated a merger with Convergence.com a Georgia corporation, whereby Convergence.com became a wholly owned subsidiary of the Company. As consideration in the merger, each outstanding share of common stock of Convergence.com was converted into one share of the Company's common stock for an aggregate of 1,433,323 shares (2,866,646 shares on a post-split basis) of the Company's common stock. Each outstanding warrant to acquire Convergence.com common stock was converted into a warrant to acquire the Company's common stock for an aggregate of warrants to acquire 366,930 shares (733,860 shares on a post-split basis) of the Company's common stock. The merger was accounted for under the pooling-of-interests method of accounting.

On September 17, 1999, the Company consummated a merger with SVCI a California corporation, whereby SVCI became a wholly owned subsidiary of the Company. As consideration in the merger, each outstanding share of common stock of SVCI was converted into 0.094534 shares of the Company's common stock, resulting in the issuance of 1,545,081 shares (3,090,162 shares on a post-split basis) of the Company's common stock (subject to reduction pursuant to certain escrow arrangements). Outstanding stock options and warrants to acquire SVCI common stock were converted into stock options and warrants to acquire the Company's common stock using the same conversion ratio (with appropriate adjustment to the exercise price) for an aggregate of stock options and warrants to acquire 383,844 shares (767,688 shares on a post-split basis) of the Company's common stock. The merger was accounted for under the pooling-of-interests method of accounting.

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

Both of these mergers were accounted for using the pooling-of-interests method of accounting. This method requires that historical financial results of the merged companies be combined and presented as if the companies had always operated as one entity. Accordingly, the Company's financial statements are presented on a restated combined basis for all periods presented.

4. PUBLIC OFFERING

On November 12, 1999, the Company completed a follow-on public offering of its common stock, whereby 3,220,000 shares of common stock were issued and sold at a price of $44.00 per share (this equates to 6,440,000 shares at $22.00 per share on a post-split basis). This offering resulted in net proceeds (after deducting issuance costs) to the Company of $133,370,000. The proceeds of the offering were used for repayment of debt, and will also be used for strategic investments, capital expenditures, working capital, and other general corporate purposes.

5. STOCK SPLIT

On December 7, 1999 the Company's board of directors declared a two-for-one stock split of the Company's common stock. The stock split was effective for all shares of record as of the close of business on December 22, 1999. The additional shares were distributed on January 6, 2000. In connection with the stock split, the par value per share of common stock was reduced from $.10 to $.05 and the authorized number of shares of common stock was proportionately increased from 50,000,000 to 100,000,000.

6. ACCRUED LIABILITIES

Accrued liabilities consisted of:

                                                  December 24,            June 25,
                                                      1999                  1999
                                                ----------------       ----------------
                                                           (000's omitted)
Accrued incentive plan expense                          $ 1,747                $ 2,285
Accrued vacation expense                                  1,713                  2,000
Accrued salary expense                                      859                  1,297
Accrued payroll and sales tax                             1,535                  1,519
Accrued warranty expense                                  1,891                  1,742
Accrued workers compensation
  self-insurance expense                                  1,908                  1,724
Accrued merger-related costs                                706                      0
Accrued sales commissions and rebates payable               578                    951
Accrued income taxes                                        299                  3,304
Accrued other                                             1,065                  1,420
                                                ----------------       ----------------
                                                        $12,301                $16,242
                                                ================       ================

7. COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive loss, net of tax, of the Company are as follows:

                                                        December 24,             June 25,
                                                            1999                    1999
                                                         -----------             ----------
                                                                  (000's omitted)
Foreign currency translation loss                          $  (101)                 $  (92)
Unrealized holding loss on marketable securities                (6)                     (4)
                                                         ----------              ----------
Accumulated other comprehensive loss                       $  (107)                 $  (96)
                                                         ==========              ==========

The  components  of   comprehensive   income  (loss)  of  the  Company  for  the
thirteen-week, and twenty-six week periods ended December 24, 1999, and December 25, 1998, are as follows:

                                                                  Thirteen Weeks Ended                 Twenty-six Weeks Ended
                                                             -------------------------------      -------------------------------
                                                              December 24,      December 25,       December 24,      December 25,
                                                                  1999              1998               1999              1998
                                                             -------------      ------------      -------------      ------------
                                                                       (000's omitted)                      (000's omitted)
Net income (loss)                                                 $ 3,949           $  (976)           $ 4,004           $(1,804)
Other comprehensive income (loss), net of tax:
    Unrealized gain (loss) on equity securities                         2                (5)                (2)               (5)
    Foreign currency translation gain (loss)                           (9)                2                 (9)               26
                                                                  --------         --------            --------         --------
Other comprehensive income (loss)                                      (7)               (3)               (11)               21
                                                                  --------         --------            --------         --------
Comprehensive income (loss)                                       $ 3,942           $  (979)           $ 3,993           $(1,783)
                                                                  ========         ========            ========         ========

8. NET INCOME (LOSS) PER SHARE

Basic earnings per share are computed based on the weighted average number of common shares outstanding, excluding any dilutive options, and warrants. Dilutive earnings per share are computed based on the weighted average number of common shares outstanding plus the dilutive effect of options and warrants. The dilutive effect of options and warrants is calculated under the treasury stock method using the average market price for the period. Net income (loss) per share is calculated for the periods presented as follows:

                                                     Thirteen Weeks Ended                   Twenty-six Weeks Ended
                                                December 24,          December 25,     December 24,          December 25,
                                                   1999                 1998              1999                 1998
                                                ------------         -------------     ------------         -------------
                                                                    (000's omitted, except per share data)
Basic:

Weighted average shares outstanding                 28,117               24,133            26,284               24,194
                                              ------------         ------------       -----------         ------------
Total                                               28,117               24,133            26,284               24,194


Income (loss) from continuing operations         $   3,943            $    (992)        $   3,962            $  (2,108)
Gain from discontinued operations                        6                   16                42                  304
                                              ------------         ------------       -----------         ------------
Net income (loss)                                $   3,949            $    (976)        $   4,004            $  (1,804)
                                              ------------         ------------       -----------         ------------

Net income (loss) per share:
  Continuing operations                          $    0.14            $   (0.04)        $    0.15            $   (0.09)
  Discontinued operations                             0.00                 0.00              0.00                 0.01
                                              ------------         ------------       -----------         ------------
Net income (loss) per share                      $    0.14            $   (0.04)        $    0.15            $   (0.08)
                                              ============         ============       ===========         ============


Diluted:

Weighted average shares outstanding                 28,117               24,133            26,284               24,194
Weighted average common stock
  equivalents                                        3,144                    0             2,392                    0
                                              ------------         ------------       -----------         ------------
Total                                               31,261               24,133            28,676               24,194

Income (loss) from continuing operations         $   3,943            $    (992)        $   3,962            $  (2,108)
Gain from discontinued operations                        6                   16                42                  304
                                              ------------         ------------       -----------         ------------
Net income (loss)                                $   3,949            $    (976)        $   4,004            $  (1,804)
                                              ------------         ------------       -----------         ------------

Net income (loss) per share:
  Continuing operations                          $    0.13            $   (0.04)        $    0.14            $   (0.09)
  Discontinued operations                             0.00                 0.00              0.00                 0.01
                                              ------------         ------------       -----------         ------------
Net income (loss) per share                      $    0.13            $   (0.04)        $    0.14            $   (0.08)
                                              ============         ============       ===========         ============

9. SEGMENT INFORMATION

The Company adopted the Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" (Statement
131), in fiscal year 1999. For the thirteen-week and twenty-six-week periods ended December 24, 1999, the Company operated in two industry segments; the Electronic Distribution Products segment, which provides HFC equipment for signal distribution applications, primarily to the CATV market, and the Broadband Management Services segment, which provides HFC technical services and Internet enabling technical services and support to broadband operators in the United States. For the thirteen-week and twenty-six-week periods ended December 25, 1998, the Company also operated in two industry segments; the Electronic Distribution Product segment, which at that time included HFC technical services and the Broadband Management Services segment. For the fiscal year 2000, the Company elected to change the reporting of its Broadband Management Services segment, to include HFC technical services which were previously reported as part of the Electronic Distribution Product segment during the thirteen-week and twenty-six-week periods ended December 25, 1998. The Company believes it is impracticable to disclose the impact of this change on a restated segment basis for prior periods presented and does not believe the change to be significant.

Information about industry segments for the thirteen-week and the twenty-six week periods ended December 24, 1999, and December 25, 1998, are as follows:

                                                                                                        Discontinued
                                                                         Continuing     Operations      Operations
                                                                   --------------------------------------------------------------
                                                                                                        Digital
                                                                         Electronic     Broadband       Fiber Optics
                                                                         Distribution   Management      Transmission
                                                                         Products       Services        Products         Total
                                                                   --------------------------------------------------------------

13 week period ended December 24, 1999
Total revenue                                                             $58,447          $3,944               --       $62,391
Operating income                                                            5,380             190               --         5,570
Interest income                                                                                                              844
Interest expense                                                                                                             140
Income tax expense                                                                                                         2,369
Identifiable assets at December 24, 1999                                  236,054           5,112            1,001       242,167
Capital expenditures                                                        1,327             478               --         1,805
Depreciation and amortization                                               2,176             308               --         2,484

13 week period ended December 25, 1998
Total revenue                                                             $39,393            $258               --       $39,651
Operating income (loss)                                                     1,109          (1,166)              --           (57)
Interest income                                                                                                               51
Interest expense                                                                                                             104
Income tax expense                                                                                                           691
Identifiable assets at December 25, 1998                                   90,187             815            1,069        92,071
Capital expenditures                                                        1,496             235               --         1,731
Depreciation and amortization                                               1,990             (13)              --         1,977

26 week period ended December 24, 1999
Total revenue                                                            $118,908          $7,986               --      $126,894
Operating income (loss) (A)                                                12,552          (1,041)              --        11,511
Interest income                                                                                                              891
Interest expense                                                                                                             761
Income tax expense (A)                                                                                                    3,690
Identifiable assets at December 24, 1999                                  236,054           5,112            1,001       242,167
Capital expenditures                                                        4,010             985               --         4,995
Depreciation and amortization                                               4,152             496               --         4,648

26 week period ended December 25, 1998
Total revenue                                                             $73,151          $1,154               --       $74,305
Operating income (loss)                                                       997          (1,672)              --          (675)
Interest income                                                                                                               99
Interest expense                                                                                                             161
Income tax expense                                                                                                         1,162
Identifiable assets at December 25, 1998                                   90,187             815            1,069        92,071
Capital expenditures                                                        2,550             255               --         2,805
Depreciation and amortization                                               4,000              62               --         4,062



(A) Operating income and income tax expense excludes the impact of the one time merger-related cost related to the Convergence.com Corporation and Silicon Valley Communications, Inc. mergers.(See Note 3 - Notes to Condensed Consolidated Financial Statements.)

The Company and subsidiaries operate in various geographic areas as indicated by the following:

                                                    U.S.              Canada                Europe        Eliminations   Total
                                               ----------------------------------------------------------------------------------

13 week period ended December 24, 1999
Sales to unaffiliated customers:
Domestic                                            $54,240              $0                    $134              --      $54,374
Export                                                8,017              --                      --              --        8,017
Transfers between geographic areas                       20              --                      --             (20)           0
Total revenue                                        62,277               0                     134             (20)      62,391
Operating income (loss)                               6,125             (76)                   (479)             --        5,570
Interest income                                                                                                              844
Interest expense                                                                                                             140
Income tax expense                                                                                                         2,369
Identifiable assets at December 24, 1999            240,639             409                     118              --      241,166
Capital expenditures                                  1,805               0                       0              --        1,805
Depreciation and amortization                         2,479               0                       5              --        2,484

13 week period ended December 25, 1998
Sales to unaffiliated customers:
Domestic                                            $33,643            $116                     $91              --      $33,850
Export                                                5,801              --                      --              --        5,801
Transfers between geographic areas                        2              --                      --              (2)           0
Total revenue                                        39,446             116                      91              (2)      39,651
Operating income (loss)                                  18             (74)                     (1)             --          (57)
Interest income                                                                                                               51
Interest expense                                                                                                             104
Income tax expense                                                                                                           691
Identifiable assets at December 25, 1998             89,782             865                     355              --       91,002
Capital expenditures                                  1,731              --                      --              --        1,731
Depreciation and amortization                         1,969               3                       5              --        1,977

26 week period ended December 24, 1999
Sales to unaffiliated customers:

Domestic                                           $112,113             $42                    $177              --     $112,332
Export                                               14,562              --                      --              --       14,562
Transfers between geographic areas                       32              --                      --             (32)           0
Total revenue                                       126,707              42                     177             (32)     126,894
Operating income (loss)(A)                           12,323            (142)                   (670)             --       11,511
Interest income                                                                                                              891
Interest expense                                                                                                             761
Income tax expense (A)                                                                                                     3,690
Identifiable assets at December 24, 1999            240,639             409                     118              --      241,166
Capital expenditures                                  4,994               0                       1              --        4,995
Depreciation and amortization                         4,638               0                      10              --        4,648

26 week period ended December 25, 1998
Sales to unaffiliated customers:
Domestic                                            $65,060            $316                    $131              --      $65,507
Export                                                8,798              --                      --              --        8,798
Transfers between geographic areas                       54              --                      --             (54)           0
Total revenue                                        73,912             316                     131             (54)      74,305
Operating income (loss)                                (606)            (97)                     28              --         (675)
Interest income                                                                                                               99
Interest expense                                                                                                             161
Income tax expense                                                                                                          1162
Identifiable assets at December 25, 1998             89,782             865                     355              --       91,002
Capital expenditures                                  2,805              --                      --              --        2,805
Depreciation and amortization                         4,046               6                      10              --        4,062



(A) Operating income and income tax expense excludes the impact of the one time merger-related cost related to the Convergence.com Corporation and Silicon Valley Communications, Inc. mergers.(See Note 3 - Notes to Condensed Consolidated Financial Statements.)

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

General

The following discussion addresses the financial condition of the Company as of December 24, 1999, and the results of operations for the thirteen-week and twenty-six-week periods ended December 24, 1999, compared with the same periods of the prior year. This discussion should be read in conjunction with the Management's Discussion and Analysis section for the fiscal year ended June 25, 1999, included in the Company's Annual Report on Form 10-K.

Disclosure Regarding Forward-Looking Statements

Some of the information presented in this report, including, but not limited to continuation of increased domestic spending for network upgrades, expectations regarding international sales volume and investment in development of international distribution channels, anticipated increased spending on product development, the continued availability of capital resources, customer's demands for network reliabilility, the Company's expectations in connection with the mergers with Convergence.com Corporation ("Convergence.com") and Silicon Valley Communications, Inc. ("SVCI"), continued delivery of fiber optic equipment to AT&T Broadband and Internet Services, the company's ability to expand its capacity for providing network design and other technical services as a result of the asset purchase of Advanced Communications Services, Inc. ("ACSI") and pending merger with Worldbridge Broadband Services, Inc. ("Worldbridge"), and the Company's ability to continue successful implementation of Year 2000 measures, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Factors which could cause actual results to differ from expectations include, among others, the ability to integrate assets purchased from Advanced Communications Services, Inc., the ability to consummate the merger with Worldbridge Broadband Services, Inc., the ability to integrate both Convergence.com's and SVCI's businesses, the timing of orders received from customers, the gain or loss of significant customers, changes in the mix of products sold, continued industry consolidation, the development of competing technology, changes in the cost and availability of parts and supplies, fluctuations in warranty costs, new product development activities, the Company's ability to successfully implement new products and services and enhance existing products and services, economic conditions affecting domestic and international markets, regulatory changes affecting the telecommunications industry, in general, and the Company's operations, in particular, competition and changes in domestic and international demand for the Company's products and other factors which may impact operations and manufacturing. For additional information concerning these and other important factors which may cause the Company's actual results to differ materially from expectations and underlying assumptions, please refer to the Company's reports filed on Form 10-K and other reports and materials filed with the Securities and Exchange Commission.

Results of Operations

Net sales for the thirteen-week period ended December 24, 1999, were $62,391,000, an increase of 57% from the prior year's sales of $39,651,000 for the same period. Net sales for the twenty-six-week period ended December 24, 1999, were $126,894,000, an increase of 71% from the prior year's sales of $74,305,000 for the same period. The increased sales for the thirteen-week and twenty-six-week periods were primarily attributable to increased capital spending for cable network transmission equipment by domestic cable operators and from increased sales of technical services related to design, activation and support of cable networks. In addition, the Company has also broadened its hybrid/fiber coax (HFC) network product lines to capture additional investments being made by cable operators. These product line expansions include a full range of fiber optics equipment including the Company's Navicor(TM) family of node products, as well as a broad complement of advanced fiber optic headend equipment and optical transmitters and receivers, acquired in its merger with SVCI in September 1999.

Domestic sales, as a percentage of total consolidated sales, were 87% and 88% for the thirteen-week and twenty-six-week periods ended December 24, 1999, respectively. This compares to 85% and 88% for same respective period of the prior year. Sales to domestic customers increased 61% during the thirteen-week period ended December 24, 1999, and 72% for the twenty-six-week period, compared to the same periods of the prior year. The increase resulted from increased sales of HFC transmission equipment and related services caused by domestic cable operators continuing to upgrade and rebuild their systems, principally to offer new services including two-way internet access. These upgrades to existing cable networks to provide two-way, interactive broadband services allow cable operators to compete against other broadband communications technologies.

International sales, as a percentage of total consolidated sales, were 13% and 12% for the thirteen-week and twenty-six-week periods ended December 24, 1999, respectively. This compares to 15% and 12% for same periods of the prior year. Although a lower percentage of total consolidated sales, sales to international customers increased 36% during the thirteen-week period ended December 24, 1999, and 60% for the twenty-six-week period, compared to the same periods of the prior year. The increase for the thirteen-week and twenty-six-week periods, resulted from increased demand primarily from a customer in Canada. The Company believes further investment will be necessary in developing its international distribution channels and to provide localized versions of its products, in order to supply comprehensive network solutions to operators in various international markets. The Company expects international markets will represent a substantial portion of its sales base, but believes demand will continue to be highly variable.

The Company's backlog of sales orders at December 24, 1999, was approximately $37.5 million, consisting of backlog from domestic and international customers of 90% and 10%, respectively. The Company's backlog was approximately $43.4 million at the end of the prior thirteen-week period ended September 24, 1999, which consisted of backlog from domestic and international customers of 86% and 14%, respectively. The Company booked approximately $56.4 million of new sales orders during the thirteen-week ended December 24, 1999, resulting in a book-to-bill ratio for the thirteen-weeks of .90. As a result of consolidation of ownership of domestic cable systems, the Company's bookings and sales levels are dependent upon the timing of orders from a limited number of large customer accounts. The Company believes bookings from these customers can be influenced by a variety of factors, including overall demand for cable services and the acceptance of new broadband services, competitive pressures, cable operators' access to financing and cable operators' annual budget cycles. Variations in the timing of bookings and sales can cause significant fluctuations in thirteen-week operating results.

Gross profit percentage for the thirteen-week period ended December 24, 1999, was 24.5% versus 24.2% for the same period of the prior year. Gross profit percentage for the twenty-six-week period ended December 24, 1999, was 24.8% versus 23.0% for the same period of the prior year. Changes in product mix, efficiencies resulting from higher production volume and ongoing efforts to improve manufacturing automation initiatives contributed to the increase in the gross profit percentage, while at the same time this contribution was offset by the Company's strategic investment for expansion of its Network Operating Center, as part of the Company's Broadband Management Services segment, during the thirteen-week and twenty-six week periods, compared to the same periods of the prior year.

Selling, general and administrative expenses for the thirteen-week period ended December 24, 1999, were $6,221,000, a decrease of 4% over the prior year's total of $6,484,000 for the same period. The decrease resulted from reductions in various selling and administrative costs, including lower personnel costs after consolidating certain positions and administrative functions, as a result of the mergers with Convergence.com and SVCI. Selling, general and administrative expenses for the twenty-six-week period ended December 24, 1999, were $13,330,000, an increase of 13% over the prior year's total of $11,839,000 for the same period. The increase was due to various selling and administrative costs, including personnel costs associated with higher sales volumes and expansion of the Company's technical customer services business unit and domestic sales force during the prior year, resulting in increased expenditures, compared to the same period of the prior year.

Research and product development costs for the thirteen-week period ended December 24, 1999, were $3,508,000, an increase of 11% over the prior year's total of $3,172,000 for the same period. Research and product development costs for the twenty-six-week period ended December 24, 1999, were $6,683,000, an increase of 12% over the prior year's total of $5,961,000 for the same period. The increased expenditures resulted from higher personnel costs and additional expenses primarily for development of fiber optic transmission products, including transmitters, receivers and Erbium-Doped Fiber Amplifiers (EDFAs), for advanced HFC networks. These products include the Company's new mini-fiber nodes and multiplexing nodes, which currently are being used in a field trial of AT&T's LightWire(TM) Neighborhood Broadband System in Salt Lake City, Utah. The Company continues to develop network management products, including the Company's CNM System 2 software. The Company believes the increasing size, complexity, and traffic over cable networks requires consistent, reliable network performance to meet customer demands. As a result, the Company believes network operators will need to increase their investment in network management services and software to address the various types of equipment and unique characteristics of the different information types that will be delivered over future HFC networks. The Company anticipates research and product development expenses to increase in future periods, related to ongoing initiatives, although these expenses may vary as a percentage of sales.

Interest expense for the thirteen-week period ended December 24, 1999, was $140,000, compared to $104,000, for the same period of the prior year. Interest expense for the twenty-six-week period ended December 24, 1999, was $761,000, compared to $161,000, for the same period of the prior year. Interest expense increased for the thirteen-week and twenty-six week periods as a result of an increase in short-term borrowings on the Company's revolving line-of-credit agreement and other short-term credit facilities during the periods. Included in interest expense for the year-to-date period ended December 24, 1999, was $381,000 of additional amortization related to the fair market value of warrants issued in fiscal year 1999 in connection with certain debt financing arrangements.

Investment income for the thirteen-week period ended December 24, 1999, was $844,000, compared to $51,000 for the same period of the prior year. Investment income for the twenty-six-week period ended December 24, 1999, was $891,000, compared to $99,000 for the same period of the prior year. The increase in investment income for the quarter and year-to-date periods result from short-term investments of funds received in the Company's follow-on public offering of 3,220,000 shares of common stock, completed on November 12, 1999. (See Note 4).

Other income for the thirteen-week period ended December 24, 1999, was $38,000, compared to other expense of $191,000 for the same period of the prior year. Other expense for the thirteen-week period ended December 25, 1998, included a loss on disposal of certain leasehold improvements and foreign exchange losses. Other expense for the twenty-six-week period ended December 24, 1999 was $316,000, compared to other expense of $209,000 for the same period of the prior year. The increase in other expense for the twenty-six-week period resulted primarily from adjustment of the carrying value of property held-for-sale, and losses on disposal of property, plant, and equipment incurred in the first quarter of fiscal year 2000.

The effective income tax rate for the thirteen-week period ended December 24, 1999, was 37.5%, compared to 229.6% for the same period of the prior year. The higher effective tax rate for the thirteen-weeks ended December 25, 1998, resulted from limited tax benefit related to operating losses for both SVCI and Convergence.com. The effective income tax rate for the twenty-six-week period ended December 24, 1999, was 48.2%, compared to 122.8% for the same period of the prior year. The higher effective tax rate for the twenty-six weeks ended December 24, 1999, is a result of permanent differences for non-deductible business combination costs incurred in relation to the mergers with Convergence.com and SVCI, in the first quarter of fiscal year 2000. The higher effective tax rate for the twenty-six-weeks ended December 25, 1998, resulted from limited tax benefit related to operating losses at both SVCI and Convergence.com.

Liquidity and Capital Resources

As of December 24, 1999, cash and cash equivalents totaled $ 110,979,000, up from $4,695,000 at June 25, 1999. The increase in cash and cash equivalents resulted from net proceeds received from the follow-on public offering of common stock completed on November 12, 1999. Net cash and cash equivalents used in operating activities was $8,233,000 for the twenty-six-week period ended December 24, 1999. This compares to cash and cash equivalents used in operating activities of $57,000, for the same period of the prior year. The increase in cash and cash equivalents used in operating activities for the twenty-six-week period ended December 24, 1999 compared to the same period of the prior year, was primarily due to business combination costs associated with the mergers of Convergence.com and SVCI, and increased inventory purchases and accounts receivables resulting from a higher level of production and sales volume during the twenty-six-week period.

Net cash and cash equivalents used in investing activities was $20,266,000 for the twenty-six-week period ended December 24, 1999, compared to $2,770,000 for the same period of the prior year. The increase in cash and cash equivalents used in investing activities was primarily due to purchases of marketable securities and other short-term investments, as well as increased purchases of property, plant and equipment to expand and automate the Company's manufacturing operations. In addition, on October 6, 1999, the Company made an investment of $501,000 in Fortress Technologies, Inc. ("Fortress"), a security networking company. The investment is included in other long-term assets on the balance sheet as of December 24, 1999, and is being carried at cost, as ownership interest is less than 20%, and does not fall within the guidelines of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities" (Statement 115).

Net cash and cash equivalents provided by financing activities totaled $134,783,000 for the twenty-six week period ended December 24, 1999. This compares to net cash and cash equivalents provided by financing activities of $4,456,000 for the same period of the prior year. The increase in cash provided by financing activities resulted from net proceeds received through a follow-on public offering of the Company's common stock. The Company's other financing activities consisted primarily of borrowings and payments on short-term and long-term debt, proceeds and tax benefits deriving from exercise and sales of employee stock options, and proceeds from the exercise of warrants.

In December 1999, the Company amended its credit agreement established with three banks under which it may borrow up to $70,000,000. The agreement has two parts. First, $20,000,000 is available as a revolving line-of-credit, subject to an aggregate sub-limit of $2,000,000 for issuance of letters of credit, which is committed through November 30, 2000. The second part is a standby acquisition facility, which enables the Company to borrow up to $50,000,000, for strategic acquisitions and/or investments, which is also committed through November 30, 2000. A pricing matrix has been established for credit pricing on these facilities which is a function of the Company's total funded indebtedness to earnings before interest, taxes, depreciation and amortization (EBITDA) ratio. Borrowings under this credit agreement bear interest at various rates, at the Company's option. Borrowings on these facilities are unsecured, subject to a negative pledge on all business assets, and the Company is required to maintain certain financial ratios and indebtedness tests. As of December 24, 1999, the Company had no borrowings outstanding under this credit agreement.

On November 12, 1999, the Company completed a follow-on public offering of its common stock, whereby 3,220,000 shares of common stock were issued and sold at a price of $ 44.00 per share (this equates to 6,440,000 shares at $22.00 per share on a post-split basis). This offering resulted in net proceeds (after deducting issuance costs) to the Company of $133,371,000. The proceeds of the offering were used for repayment of debt, and will also be used for strategic investments, capital expenditures, working capital, and other general corporate purposes.

On November 12, 1999, the Company paid off the remaining balance of a term-loan facility with a bank. The original principal balance of the loan was $3,000,000, and required monthly principal payments of $50,000, plus interest through 2003. The principal balance of the loan payoff on November 8, 1999 was $1,350,000.

Management believes that operating cash flow, proceeds received from the follow-on public offering, as well as the aforementioned credit agreement, will be adequate to provide for all cash requirements for the foreseeable future, subject to requirements that additional growth or strategic development might dictate.

Year 2000 Readiness Disclosure

With the changeover to the year 2000, the Company did not experience any disruption to its operations, as a result of the issues associated with the limitations of the programming code in many existing computer systems, whereby the computer systems may not properly recognize or process date-sensitive information. The Company's date-sensitive systems include test equipment, computer systems embedded in production equipment, products containing computer systems, business data processing systems, production management and planning systems, and personal computers. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. There can be no assurance that there will not be future complications arising from Year 2000 issues.

The Company's program for addressing Year 2000 concerns, included an assessment and evaluation of internal systems, which resulted in testing and remediation efforts for Year 2000 compliance. In addition, the Company evaluated its customers, vendors and service providers to determine the extent to which the Company was vulnerable to any failure by these third-party providers and to ascertain their readiness for the Year 2000.

The total estimated cost of assessing Year 2000 issues is difficult to determine with accuracy, but its total costs did not exceed $500,000 and did not have a material adverse impact on its operating results or financial condition. Although the Company believes that it has successfully addressed any significant disruption from Year 2000, it will continue to monitor all critical systems for the appearance of delayed complications or disruptions, as well as continue to monitor its suppliers and customers.

Subsequent Events

On January 11, 2000, the Company increased its investment in Fortress Technologies, Inc. ("Fortress Technologies"), a security networking company, from $501,000 to $3,500,000. The investment in Fortress represents approximately a 5 percent ownership interest. In connection with the investment, the Company and Fortress Technologies have agreed on key terms of a reseller agreement, under which the companies will jointly offer a network-based security solution for residential and business cable modem customers. In addition, the Company will become the exclusive provider of this security solution to the domestic broadband cable-operator market. The investment in Fortress is being carried at cost, as ownership interest is less than 20%, and does not fall within the guidelines of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (Statement 115).

On January 28, 2000, a wholly owned subsidiary of the Company purchased substantially all the assets of Advanced Communications Services, Inc. ("ACSI"), a provider of advanced network engineering services, for $3,640,000. The Company did not assume any material liabilities of ACSI in the transaction. The Company believes this purchase will enable it to expand its capacity for providing network design, and field engineering services to broadband cable operators.

On January 19, 2000, the Company entered into a definitive merger agreement under which Worldbridge Broadband Services, Inc. ("Worldbridge"), will become a wholly-owned subsidiary of the Company. Under the merger agreement, the Company will issue approximately 1,603,584 shares of its common stock to Worldbridge Broadband Services, Inc. shareholders and convert options to acquire Worldbridge stock into options to acquire approximately 196,416 shares of C-COR.net common stock. The merger will be accounted for under the pooling of interest method of accounting. The Company believes the merger will enable the Company to expand its customer and geographic base for providing engineering and technical services to cable operators in several locations in the United States. In addition, the Company believes the merger will fulfill a key element of the Company's business strategy to offer total network solutions to its customers, and thereby improve its competitive position. The merger is expected to be completed in the third quarter of fiscal year 2000.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

          (Not Applicable)

PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

On December 7, 1999 the Company's board of directors declared a two-for-one stock split of the Company's common stock. The stock split was effective for all shares of record as of the close of business on December 22, 1999. The additional shares were distributed on January 6, 2000. In connection with the stock split, the par value per share of common stock was reduced from $.10 to $.05 and the authorized number of shares of common stock was proportionately increased from 50,000,000 to 100,000,000.

Item 4.  Submission of matters to a vote of shareholders

The following share information related to matters submitted to a vote of shareholders are represented on a pre-split basis.

The Company's annual meeting of shareholders was held on October 19, 1999. The record date was September 7, 1999, on which there were 10,688,356 shares outstanding and entitled to vote at such annual meeting. The following items were submitted to a vote by shareholders.

     1.  The election of three directors for a term of three years.

     2.  The election of a director for a term of one year.

     3. The approval of a proposed amendment to the Company's Amended and Restated Articles of Incorporation, as amended, to increase the number of authorized shares of common stock from 24,000,000 to 50,000,000 shares.

     4. The approval of a proposed amendment to the Company's Amended and Restated Articles of Incorporation, as amended, to eliminate the right of shareholders to cumulate votes in the election of directors.

Mr. David A. Woodle, Mr. I.N. Rendall Harper, Jr., and Dr. Frank Rusinko, Jr. were re-elected as directors of the Company until the year 2002, and Mr. Michael
J. Farrell was elected as a director until the year 2000.

The voting results for the for matters noted above are set forth as follows:

     1.  The election of three directors for a term of three years.

         Name of Nominee            Votes For             Votes Withheld
         -----------------------    ---------             --------------
         David A. Woodle            8,769,938             264,174
         I.N. Rendall Harper, Jr.   8,774,338             259,774
         Dr. Frank Rusinko, Jr.     8,774,338             259,774

     2.  The election of a directors for a term of one year.

         Name of Nominee            Votes For             Votes Withheld
         -----------------------    ---------             --------------
         Michael J. Farrell         8,772,338             261,774

     3. The approval of a proposed amendment to the Company's Amended and Restated Articles of Incorporation, as amended, to increase the number of authorized shares of common stock from 24,000,000 to 50,000,000 shares.

         Votes For                 Votes Against            Abstained
         --------------            -------------            ---------
          7,214,917                  1,789,577               29,618

     4. The approval of a proposed amendment to the Company's Amended and Restated Articles of Incorporation, as amended, to eliminate the right of shareholders to cumulate votes in the election of directors.

         Votes For                 Votes Against            Abstained      Non-Voting
         --------------            -------------            ---------      ----------
          3,755,372                  1,638,776               560,078       3,124,288

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

   (3) (f) Amendment to the Articles of Incorporation filed with the Secretary of State of the Commonwealth of Pennsylvania on October 20, 1999.

   (3) (g) Amendment to the Articles of Incorporation filed with the Secretary of State of the Commonwealth of Pennsylvania on December 22, 1999.

   (27) Financial Data Schedule

Reports on Form 8-K

On October 13, 1999, the Registrant, filed a Form 8-K/A to amemd the Current Report filed on September 24, 1999, reporting Pro-forma financial statements associated with the acquisitions of Convergence.com Corporation and Silicon Valley Communications, Inc.

On December 16, 1999, the Registrant, filed a Form 8-K dated December 8, 1999, which included press releases reporting that its Board of Directors approved a 2-for-1 stock split of its common stock.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               C-COR.net Corp.
                                                     (Registrant)

Date: February 7, 2000                        /s/ William T. Hanelly
                                              ----------------------------------
                                               Vice President-Finance,
                                               Secretary & Treasurer
                                               (Principal Financial Officer)

Date: February 7, 2000                        /s/ Joseph E. Zavacky
                                              ----------------------------------
                                               Controller & Assistant
                                               Secretary
                                               (Principal Accounting Officer)