Form 10-K/A
period 1999-06-25
C COR NET CORP
filed 2000-03-15
CIK 350621

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                                  FORM 10-K/A
                                 Amendment No. 2

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
                None                             Not Applicable

Securities registered pursuant to Section 12(g) of the Act:
    Common Stock, $.05 par value
    Series A Junior Participating Preferred Stock Purchase Rights

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

As of March 2, 2000, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $1,392,938,015.

As of March 2, 2000, the Registrant had 30,975,689 shares of Common Stock outstanding.

Documents Incorporated by Reference:

     1)  1999 Annual Report to Shareholders (Parts I, II and IV)
     2)  Proxy Statement dated September 21, 1999 (Part III)

On July 9, 1999, C-COR.net Corp. acquired Convergence.com Corporation ("Convergence") pursuant to an Agreement and Plan of Merger whereby Convergence became a wholly owned subsidiary of C-COR.net Corp. On September 17, 1999, C-COR.net Corp. acquired Silicon Valley Communications, Inc. ("Silicon Valley Communications" or "SVCI") pursuant to an Agreement and Plan of Merger whereby SVCI became a wholly owned subsidiary of C-COR.net Corp. The acquisitions of Convergence and SVCI were accounted for using the pooling-of-interests method of accounting.

On December 7, 1999, C-COR.net Corp.'s Board of Directors declared a two-for-one stock split of C-COR.net Corp's common stock. The stock split was effective for all shares of record as of the close of business on December 22, 1999. The additional shares were distributed on January 6, 2000. In connection with the stock split, the par value per share was reduced from $.10 to $.05 and the authorized number of shares was proportionately increased from 50,000,000 to 100,000,000.

The purpose of this Amendment No. 2 on Form 10-K/A, is to amend the Annual Report on Form 10-K dated June 25, 1999, and filed on September 23, 1999, (as amended by Amendment No. 1 on Form 10K/A, dated June 25, 1999, and filed on September 24, 1999), in order to file the restated financial statements of C-Cor.net Corp. reflecting the pooling-of-interests combinations with Convergence and Silicon Valley Communications, and the stock split in Part II -
Item 8 - Financial Statements and Supplementary Data and to amend Part II - Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, Part II - Item 6 - Selected Financial Data and Item 14. Exhibits, Financial Statements and Reports on Form 8-K to reflect such restated financial statements, and to include certain additional schedules and exhibits.

Part II

Item 6. Selected Financial Data

The selected data presented below under the captions "Statement of Operations Data" and "Balance Sheet Data" as of June 27, 1997, June 26, 1998 and June 25, 1999 and for each of the years in the three-year period ended June 25, 1999 are derived from restated consolidated financial statements, which give retroactive effect to the mergers with Convergence.com Corporation on July 9, 1999 and Silicon Valley Communications, Inc. on September 17, 1999, which have been accounted for using the pooling-of-interests method of accounting. Such restated consolidated financial statements have been audited. The information presented for, and as of the end of, each of the fiscal years in the two-year period ended June 28, 1996, are derived from the historical consolidated financial statements of C-COR.net Corp., and have not been restated for the mergers. Such historical financial statements, which have been audited, do not appear separately herein.

                                              Historical                     Restated
                                       ------------------------ -----------------------------------
                                        June 30,    June 28,      June 27,   June 26,    June 25,
                                          1995        1996          1997       1998        1999
                                       ----------  ----------   -----------  ---------  -----------
                                                  (In thousands, except per share data)
Statement of Operations Data:
Net sales                               $ 121,269   $ 139,539     $ 133,780  $ 154,041   $ 183,425
Cost and expenses:
Cost of sales                              88,373     104,852       106,485    121,986     138,793
Selling and administrative                 15,949      15,917        18,521     19,724      27,153
Research and product development            3,786       4,857         7,706      9,988      11,833
Provision for restructuring costs               -           -             -        625           -
Interest                                      706         960           380        399       1,384
Other expense (income), net                  (264)       (341)         (861)        19         110
                                        ----------  ----------   -----------  ---------  ----------
                                          108,550     126,245       132,231    152,741     179,273
                                        ----------  ----------   -----------  ---------  ----------
Income from continuing operations before
 income taxes                              12,719      13,294         1,549      1,300       4,152
Income tax expense (benefit):
Current                                     4,977       3,875         1,299      3,565       7,133
Deferred                                     (786)        405          (648)    (3,183)     (2,298)
                                        ----------  ----------   -----------  ---------  ----------
                                            4,191       4,280           651        382       4,835
                                        ----------  ----------   -----------  ---------  ----------
Income (loss) from continuing operations    8,528       9,014           898        918        (683)
Discontinued operations:
Loss from operations of discontinued
 business segment, net of tax                (213)     (3,095)       (6,605)         -           -
Gain (loss) on disposal of discontinued
 business segment, net of tax                   -           -        (3,830)       928         397
                                        ----------  ----------   -----------  ---------  ----------
Net income (loss)                         $ 8,315     $ 5,919      $ (9,537)   $ 1,846      $ (286)
                                        ==========  ==========   ===========  =========  ==========

Net income (loss) per share - basic:
  Continuing operations                    $ 0.46      $ 0.47        $ 0.04     $ 0.04     $ (0.06)
  Discontinued operations:
    Loss from operations                    (0.01)      (0.16)        (0.30)      0.00        0.00
    Gain (loss) on disposal                  0.00        0.00         (0.17)      0.04        0.02
                                        ----------  ----------   -----------  ---------  ----------
Net income (loss)                          $ 0.45      $ 0.31       $ (0.43)    $ 0.08     $ (0.04)
                                        ==========  ==========   ===========  =========  ==========
Net income (loss) per share - diluted:
  Continuing operations                    $ 0.43      $ 0.46        $ 0.04     $ 0.04     $ (0.06)
  Discontinued operations:
    Loss from operations                    (0.01)      (0.16)        (0.27)      0.00        0.00
    Gain (loss) on disposal                  0.00        0.00         (0.15)      0.04        0.02
                                        ==========  ==========   ===========  =========  ==========
Net income (loss)                          $ 0.42      $ 0.30       $ (0.38)    $ 0.08     $ (0.04)

Weighted average common shares and
 common share equivalents:
  Basic                                    18,664      19,109        22,144     21,459      21,451
  Diluted                                  19,719      19,737        24,804     24,679      21,451

                                           Historical                         Restated
                                       ----------------------    -----------------------------------
                                        June 30,    June 28,       June 27,   June 26,    June 25,
Balance Sheet Data:                       1995        1996           1997       1998        1999
                                       ----------  ----------    -----------  ---------  -----------
Cash, cash equivalents and
 marketable securities                    $ 1,938     $ 1,838        $ 9,160    $ 3,386     $ 5,140
Working capital                            24,442      35,452         33,247     27,584      32,246
Total assets                               85,868      77,278         84,566     84,074     102,949
Total long-term obligations, including
 current maturities                         2,172       8,030          8,439      9,273       7,933
Shareholders' equity                       44,725      53,317         53,266     55,880      56,521

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Some of the information presented in this report contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, among others, statements regarding the Corporation's ability to provide complete network solutions, the demand for network integrity, the trend toward more fiber in the network, global demand for the Corporation's products and services, statements relating to the Corporation's business strategy and the Corporation's ability to integrate Convergence.com Corporation ("Convergence" or "Convergence.com"), Silicon Valley Communications, Inc. ("SVCI" or "Silicon Valley Communications") and Worldbridge Broadband Services, Inc. ("Worldbridge"). Forward-looking statements represent the Corporation's judgement regarding future events. Although the Corporation believes it has a reasonable basis for these forward-looking statements, the Corporation cannot guarantee their accuracy and actual results may differ materially from those the Corporation anticipated due to a number of uncertainties, many of which we are not aware. Factors which could cause actual results to differ from expectations include, among others, capital spending patterns of the communications industry, the Corporation's ability to develop new and enhanced products, if the AT&T field trials with the Corporation's fiber optic products are not successful, continued industry consolidation, the development of competing technology, the Corporation's ability to achieve its strategic objectives and the Corporation's ability to assimilate Convergence, SVCI and Worldbridge. For additional information concerning these and other important factors which may cause the Corporation's actual results to differ materially from expectations and underlying assumptions, please refer to the reports filed by the Corporation with the Securities and Exchange Commission.

Overview

The Company designs, manufactures and markets cable network transmission products and provides services and support to information service providers. The Company's principal customers are cable operators who operate hybrid fiber coax networks, commonly referred to as HFC networks, for delivering video, voice and data services. Almost all of the Company's sales have been derived from the sale of radio frequency amplifiers, commonly referred to as RF amplifiers, fiber optic nodes and technical services to cable operators that are upgrading or rebuilding their networks. With the acquisition of SVCI in September 1999, the Company broadened its product line to include end-to-end fiber optic and RF transmission equipment for cable operators continuing to upgrade their networks. With the acquisition of Convergence.com in July 1999, the Company broadened its service offering to include an integrated package of network management and support services. The Company believes its acquisition of Worldbridge in February 2000 will enable the Company to expand its customer and geographic base for providing engineering and technical services to cable operators in several locations in the United States, and will fulfill a key element of the Company's business strategy to offer total network solutions to its customers, and thereby improve its competitive position.

Subsequent Events

Stock Split:

On December 7, 1999 the Company's board of directors declared a two-for-one stock split of the Company's common stock. The stock split was effective for all shares of record as of the close of business on December 22, 1999. The additional shares were distributed on January 6, 2000. In connection with the stock split, the par value per share of common stock was reduced from $.10 to $.05 and the authorized number of shares of common stock was proportionately increased from 50,000,000 to 100,000,000. All share and per share amounts have been adjusted for the two-for-one stock split effective December 22, 1999, for all periods presented.

Business Combinations:

On July 9, 1999, The Company consummated a merger with Convergence.com, a Georgia corporation, whereby Convergence.com became the Company's wholly owned subsidiary. The merger is intended to enable the Company to offer an integrated package of network management and support services and products. The expertise of Convergence.com in enabling high-speed digital data transmission and Internet delivery over HFC networks by providing network design, activation and support services will augment the Company's existing technical service capabilities. In the merger, each outstanding share of common stock of Convergence.com was converted into one share (two shares post stock split) of the Company's common stock, resulting in the issuance of 2,866,646 shares (post stock split) of the Company's common stock. Each outstanding warrant to acquire Convergence.com common stock was converted into warrants to acquire the Company's common stock for an aggregate of warrants to acquire 733,860 shares (post stock split) of the Company's common stock. The merger was accounted for under the pooling-of-interests method of accounting.

On September 17, 1999, the Company consummated a merger with SVCI, a California corporation, whereby SVCI became the Company's wholly owned subsidiary. This acquisition is expected to enable the Company to broaden and strengthen its network transmission product offering by adding advanced fiber optic products to the Company's existing RF and fiber optic products. In particular, the Company's product offering will be strengthened with respect to headend fiber optic equipment. As consideration in the merger, each outstanding share of common stock of SVCI was converted into 0.094534 shares (.189068 shares post stock split) of the Company's common stock, resulting in the issuance of 3,090,162 shares (post stock split) of the Company's common stock (subject to reduction pursuant to certain escrow arrangements). Outstanding stock options and warrants to acquire SVCI common stock were converted into stock options and warrants to acquire the Company's common stock using the same conversion ratio (with appropriate adjustment to the exercise price) for an aggregate of stock options and warrants to acquire 767,688 shares (post stock split) of the Company's common stock. The merger was accounted for under the pooling-of-interests method of accounting.

The Company recorded a one-time charge of $3.7 million, ($3.1 million, net of tax), related to the business combinations with Convergence.com and SVCI in the Company's thirteen-week period ended September 24, 1999. The one-time charge includes the merger transaction costs, as well as restructuring costs which included severance payments for approximately 40 employees affected by consolidation of positions and administrative functions resulting from the mergers, and write-off of assets related to existing fiber optic products that became redundant as a result of the acquisition of SVCI.

On February 18, 2000, the Company consummated a merger with Worldbridge , a Delaware corporation, whereby Worldbridge became a wholly owned subsidiary of the Company. As consideration in the merger, each outstanding share of common stock of Worldbridge was converted into .197249 shares of the Company's common stock, plus a right to receive a pro-rata portion of 160,356 shares that were issued into escrow, resulting in the issuance of approximately 1,603,584 shares of the Company's common stock (including the escrowed shares). Outstanding stock options to acquire Worldbridge common stock were converted into stock options to acquire the Company's common stock, using a conversion ratio of .219166 shares of the Company's common stock for each share of Worldbridge common stock, (with appropriate adjustment to the exercise price) for an aggregate of stock options to acquire 196,416 shares of the Company's common stock. The accompanying restated consolidated financial statements do not reflect the acquisition of Worldbridge which was accounted for under the pooling-of-interests method, and as such, has been excluded from further discussion in the remainder of the Management's Discussion and Analysis of Financial Condition and Results of Operations.

Shareholder Approval:

On October 19, 1999, the shareholders of the Company approved a proposal to amend the Amended and Restated Articles of Incorporation to increase the number of shares of common stock authorized from 24,000,000 to 50,000,000.

Public Offering:

On November 12, 1999, the Company completed a follow-on public offering of its common stock, whereby 3,220,000 shares (6,440,000 shares on a post stock split basis) of common stock were issued and sold at a price of $44.00 per share ($22.00 per share on a post stock split basis). This offering resulted in net proceeds (after deducting issuance costs) to the Company of $133,370. The proceeds of the offering were used for repayment of debt, and will also be used for strategic investments, capital expenditures, working capital, and other general corporate purposes.

Pooling-of-Interests Accounting

Both of the Company's recent acquisitions (Convergence and SVCI) were accounted for using the pooling-of-interests method. This method requires that historical financial results of the merged companies be combined and presented as if the companies had always operated as one entity. Accordingly, the Company's financial statements are presented on a restated combined basis as if the Convergence and SVCI mergers had occurred on June 28, 1996 although they are not necessarily indicative of the results that would have occurred if the three companies had actually been one entity during fiscal 1997, 1998 and 1999. The acquisition of Worldbridge was also accounted for using the pooling-of-interests method, however, the Company's restated financial statements in this report do not reflect the acquisition of Worldbridge.

On an historical, separate company basis, the Company's income from continuing operations grew from $4.3 million in fiscal 1997 to $7.3 million in fiscal 1998 and to $10.5 million in fiscal 1999. However, during this period both Convergence.com and SVCI were investing in technology and capability development and incurred net losses. Thus, on a combined basis the Company's financial statements reflect significantly reduced income from continuing operations in fiscal 1997 and fiscal 1998 and a net loss from continuing operations in fiscal 1999. In addition to the investment in technology and capability development that occurred during this period, these results reflect operating expenses for three separate companies that were higher than those that likely would have been incurred if the three companies were actually one entity during this period. For example, sales and administrative staffs could have been reduced to avoid duplicative efforts.

Results of Discontinued Operations

On July 10, 1997, the Company announced the discontinuation of its Digital Fiber Optics Transmission Products segment located in Fremont, California through a nine-month wind-down process. Anticipated wind-down costs were recorded as a loss on disposal of the discontinued segment in the results of discontinued operations for fiscal 1997. The Company completed the wind-down of this operation in March 1998. A gain on disposal of the discontinued business segment of $397,000, net of tax expense, was recorded in fiscal 1999. This compared to a gain on disposal of the discontinued business segment for fiscal 1998 of $928,000, which included a net tax benefit. The gains in fiscal 1999 and 1998 represented adjustments of the estimated loss on the disposal of the business segment of $3.8 million, net of tax recorded in fiscal 1997. The gain in fiscal 1999 resulted primarily from settlement of certain warranty claims. In fiscal 1998, the gain was derived primarily from higher than anticipated proceeds associated with the disposal of assets, primarily inventory, and lower than anticipated operating costs from the measurement date to the disposal date.

The after-tax loss from operations of the discontinued business segment was $6.6 million for fiscal 1997, which was primarily attributable to increased warranty costs of $3.3 million and an impairment loss on goodwill of $571,000.

Results of Operations

The Company's restated consolidated statements of operations for continuing operations for the fiscal years ended June 27, 1997, June 26, 1998 and June 25, 1999 as a percentage of net sales, on a restated basis, are as follows:

                                                    Years Ended
                                             --------------------------
                                             June 27, June 26, June 25,
                                               1997     1998     1999
                                             -------- -------- --------
Net sales                                     100.0%   100.0%   100.0%
Cost of sales                                  79.6     79.2     75.7
                                              -----    -----    -----
Gross margin                                   20.4     20.8     24.3
Operating expenses:
  Selling and administrative                   13.8     12.8     14.8
  Research and product development              5.8      6.5      6.5
  Provision for restructuring costs              --      0.4       --
                                              -----    -----    -----
    Total operating expenses                   19.6     19.7     21.3
Income from continuing operations               0.8      1.1      3.0
Interest and other expense (income), net       (0.4)     0.3      0.8
                                              -----    -----    -----
Income before income taxes                      1.2      0.8      2.2
Provision for income taxes                      0.5      0.2      2.6
                                              -----    -----    -----
Net income (loss) from continuing operations    0.7%     0.6%   (0.4)%
                                              =====    =====    =====

The effect of the acquisitions on restated historical results is a slight reduction in gross margins and significant reductions in operating and net after-tax margins. Operating expenses as a percentage of sales increase by four to six percentage points when the historical financial results of the three companies are combined. This increase reflects the cost of the separate corporate offices and sales organizations of the three companies, as well as the investment in research and product development at SVCI.

Restated Fiscal Years Ended June 25, 1999, June 26, 1998 and June 27, 1997

Net sales increased 19.1% to $183.4 million in fiscal 1999 from $154.0 million in fiscal 1998. The increase in sales was primarily attributable to increased capital spending for cable network transmission equipment by domestic cable operators and from increased sales of technical services related to design, activation and support of cable networks. Net sales increased 15.1% to $154.0 million in fiscal 1998 from $133.8 million in fiscal 1997. The increase in sales was a result of increased demand for HFC equipment, as well as technical services to both domestic and international customers, primarily to cable operators.

Domestic sales increased by 35.0% to $163.9 million in fiscal 1999 from $121.4 million in fiscal 1998. Domestic sales increased 12.7% to $121.4 million in fiscal 1998 from $107.7 million in fiscal 1997. Domestic sales of HFC network transmission equipment and related services increased in fiscal 1999 and fiscal 1998 as a result of domestic cable operators continuing to upgrade and rebuild their systems. Total domestic sales were 89.4% of consolidated net sales in fiscal 1999, 78.8% in fiscal 1998 and 80.5% in fiscal 1997.

Convergence.com contributed $6.6 million to domestic sales in fiscal 1999, $1.1 million in fiscal 1998 and $889,000 in fiscal 1997. The growth in sales reflected cable operators' increasing demand for network management products and services. SVCI contributed $5.2 million to domestic sales in fiscal 1999, $12,000 in fiscal 1998 and $49,000 in fiscal 1997. The increase in domestic sales was based on the introduction of a new product line of fiber optic equipment designed for cable networks.

International sales decreased 40.4% to $19.5 million in fiscal 1999 from $32.7 million in fiscal 1998. The decrease primarily reflected weaker sales in all international markets, with the exception of Asia. International sales increased 25.3% to $32.7 million in fiscal 1998 from $26.1 million in fiscal 1997, resulting primarily from increased sales to Canada, Europe and Latin America. The Company expects international markets will represent a substantial portion of its sales base, but the Company believes demand will continue to be highly variable. The Company's total international sales were 10.6% of consolidated net sales in fiscal 1999, 21.2% in fiscal 1998 and 19.5% in fiscal 1997.

Convergence.com contributed $17,000 to international sales in fiscal 1999, $154,000 in fiscal 1998 and $215,000 in fiscal 1997. Silicon Valley Communications contributed $350,000 to international sales in fiscal 1999, $609,000 in fiscal 1998 and $686,000 in fiscal 1997. The decrease in international sales primarily reflected the phasing out of a transmission equipment product line that had been designed principally for the Asian market.

Gross margin was 24.3% in fiscal 1999, 20.8% in fiscal 1998 and 20.4% in fiscal 1997. Reductions in material costs, changes in customer and product mix, lower manufacturing costs resulting from the Company's operation in Mexico and efficiencies resulting from higher production volume and manufacturing automation initiatives contributed to the increase in the gross margin in fiscal 1999 compared to fiscal 1998. The gross margin increase in fiscal 1998 compared to fiscal 1997 was primarily attributable to material cost reductions, changes in customer and product mix, and efficiencies resulting from higher production volumes.

SVCI's gross margin was 12.6% in fiscal 1999. In fiscal 1998, SVCI incurred cost of sales of $3.3 million on sales of $621,000. This large cost of sales was primarily attributable to an inventory write-off due to obsolescence. Convergence.com's gross margin was 26.9% in fiscal 1999, 10.8% in fiscal 1998 and 35.9% in fiscal 1997.

Selling and administrative expenses were $27.2 million (14.8% of net sales) in fiscal 1999, $19.7 million (12.8% of net sales) in fiscal 1998 and $18.5 million (13.8% of net sales) in fiscal 1997. The increase in selling and administrative expenses in fiscal 1999 was due primarily to various selling and administrative costs to support higher sales volumes, including personnel costs associated with expansion of the Company's offering of technical services. In addition, SVCI expanded its domestic sales force in conjunction with introducing a new product line of fiber optic equipment designed for use in cable networks. Silicon Valley Communications also added to its administrative and management headcount to handle growing sales volume. Convergence.com increased selling and administrative expenses in fiscal 1999 as its sales volume grew. The increase in selling and administrative expenses for fiscal 1998 was due to an expected rise in demand for SVCI's and Convergence.com's products and services. The increase in expenses at SVCI and Convergence.com was partially offset by a decrease of expenditures at preacquisition C-COR.net resulting from reconfiguration of its worldwide sales territories and the consolidation of its sales organization implemented in the fourth quarter of fiscal 1997. The Company anticipates increased selling and administrative expenses in fiscal 2000, although these expenses may vary as a percentage of net sales.

SVCI incurred selling and administrative expenses of $6.3 million in fiscal 1999 and $3.0 million in fiscal 1998. Convergence.com incurred selling and administrative expenses of $4.3 million in fiscal 1999, $1.7 million in fiscal 1998 and $838,000 in fiscal 1997.

Research and product development expenses were $11.8 million (6.5% of net sales) in fiscal 1999, $10.0 million (6.5% of net sales) in fiscal 1998 and $7.7 million (5.8% of net sales) in fiscal 1997. The increase in research and product development expenses in fiscal 1999 was primarily due to the Company's continued investment in new products and technologies. The increased expenditures resulted from higher personnel costs and additional expenses primarily for development of fiber optic and network management products, including continued development of the Company's CNM System 2 software. The Company anticipates increased research and product development expenditures in fiscal 2000 related to ongoing initiatives, although these expenses may vary as a percentage of net sales.

SVCI incurred research and product development expenses of $2.8 million in fiscal 1999 and $2.5 million in fiscal 1998. Convergence.com did not classify any costs as research and product development during these fiscal years.

In fiscal 1998, the Company recorded a restructuring charge of $625,000 related to its decision on June 25, 1998, to close its manufacturing plant located in Reedsville, Pennsylvania in order to reduce costs and improve productivity and asset utilization. The restructuring charge represented salaries and benefits for approximately 143 employees affected by the plant closing.

Interest expense was $1.4 million in fiscal 1999, $399,000 in fiscal 1998 and $380,000 in fiscal 1997. The increase in interest expense in fiscal 1999 resulted from increased borrowing at Silicon Valley Communications and the amortization of the fair market value of warrants issued by SVCI in conjunction with obtaining financing. This amortization resulted in $911,000 in interest expense in fiscal 1999.

Other expense was $110,000 in fiscal 1999 and $19,000 in fiscal 1998 and other income was $861,000 in fiscal 1997. The increased expense in fiscal 1999 resulted from a reduction in investment income for SVCI partially offset by greater investment income and lower foreign currency transaction losses for historical C-COR.net. The increased expense in fiscal 1998 resulted from costs accrued in relation to the settlement of certain litigation and foreign exchange losses resulting primarily from the weakened Canadian dollar as well as reduction in investment income for Silicon Valley Communications.

The Company's effective income tax rate was 116.5% in fiscal 1999, 29.4% in fiscal 1998 and 42.0% in fiscal 1997. The higher effective tax rate for fiscal 1999 resulted from a limited tax benefit from the operating losses at SVCI and Convergence.com, and reduced tax benefits from the Company's Foreign Sales Corporation and higher state income taxes. The lower effective tax rate for fiscal 1998 resulted from tax benefits of approximately $3.1 million resulting from the operating losses at Silicon Valley Communications and Convergence.com. In addition, fluctuations in the effective income tax rate from period to period reflect changes in permanent non-deductible amounts, the relative profitability related to both domestic and international operations and differences in statutory rates. For fiscal years after fiscal 1999, the Company expects to have an effective annual tax rate that approximates statutory rates.

Liquidity and Capital Resources

As of June 25, 1999, cash and cash equivalents totaled $4.7 million up from $3.0 million at June 26, 1998. Net cash and cash equivalents provided by operating activities were $4.5 million in fiscal 1999, $7.1 million in fiscal 1998 and $4.7 million in fiscal 1997. The decrease in cash provided by operating activities from fiscal 1998 to fiscal 1999 was primarily due to the losses generated by Convergence.com and SVCI. The improvement in cash provided by operating activities from fiscal 1997 to fiscal 1998 was primarily due to operations discontinued in 1997.

Net cash used in investing activities was $6.1 million in fiscal 1999, $11.5 million in fiscal 1998 and $8.2 million in fiscal 1997. The increased cash used in investing activities in fiscal 1998 was due primarily to higher purchases and replacements of property, plant and equipment to expand and automate manufacturing operations, including the start-up of the Company's manufacturing operation in Tijuana, Mexico, as well as a loan to an affiliate by Silicon Valley Communications. The decrease in cash used in investing activities in fiscal 1999 was due primarily to the repayment of the loan.

Net cash generated from financing activities totaled $3.3 million in fiscal 1999, compared to net cash used of $1.4 million in fiscal 1998 and net cash generated of $10.6 million in fiscal 1997. The increase in net cash generated from financing activities from fiscal 1998 to fiscal 1999 was primarily due to proceeds from loans received by SVCI. The decrease in net cash generated from fiscal 1997 to fiscal 1998 was primarily due to the issuance of preferred stock by SVCI in fiscal 1997. This amount was offset by the Company's repurchase of 1,000,000 shares (post stock split) of its common stock for $5.8 million in fiscal 1997 under a stock repurchase program adopted in December 1996.

During fiscal 1998 and 1999 the Company had a line of credit which was committed through December 31, 1999. On August 9, 1999, the Company entered into a new credit agreement established with three banks under which the Company may borrow up to $70.0 million for working capital, strategic acquisitions and investments. Borrowing on this facility is unsecured, subject to a negative pledge on all business assets, and the Company is required to maintain certain financial ratios and meet certain indebtedness tests.

The Company anticipates that significant future uses of cash will include increased working capital due to sales growth, capital expenditures, additional investment in the infrastructure and technology required for network management services and investment required to expand the Company's international business. The Company believes that the proceeds from its secondary offering, operating cash flow, and its $70.0 million line of credit agreement, will be adequate to provide for all operating cash requirements for the next 12 to 24 months, subject to requirements that additional growth or strategic development might dictate.

Year 2000 Disclosure

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

The Company's program for addressing Year 2000 concerns included an assessment and evaluation of internal systems, which resulted in testing and remediation efforts for Year 2000 compliance. In addition, the Company evaluated its customers, vendors and service providers to determine the extent to which the Company was vulnerable to any failure by these third-party providers and to ascertain their readiness for the Year 2000.

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

Recent Accounting Changes

In fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" or Statement 130, which was effective for fiscal years beginning after December 15, 1997. This Statement establishes standards for reporting and classifying components of comprehensive income in the financial statements and requires that the accumulated balance of other comprehensive income be displayed separately from retained earnings and additional paid-in-capital in the equity section of the financial statements. In addition, the Company also adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" or Statement 131, which was effective for fiscal years beginning after December 15, 1997. This Statement establishes standards for providing disclosures related to products and services, geographic area and major customers. Implementation of these Statements did not have a material effect on the Company's restated consolidated financial statements.

In 1998, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" or Statement 133, which was effective for fiscal years beginning after June 15, 1999. In July 1999, the FASB announced it was delaying the effective date of Statement 133 for one year to fiscal years beginning after June 15, 2000. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The Company anticipates adopting this Statement in its fiscal 2001 consolidated financial statements as required. Implementation of this Statement is not expected to have a material effect on the Company's consolidated financial statements.

Item 8. Financial Statements and Supplementary Data

                               C-COR.net Corp.
                      Restated Consolidated Balance Sheets
                        (In thousands, except share data)
                                                                       June 25,        June 26,
                                                                         1999            1998
                                                                    ---------------  -------------

                                    ASSETS
Current assets
Cash and cash equivalents                                                   $4,695         $3,030
Marketable securities                                                          445            356
Accounts and notes receivables, less allowance of $1,007 on
June 25, 1999 and $923 on June 26, 1998                                     31,314         19,823
Inventories                                                                 23,565         17,809
Deferred taxes                                                               6,335          2,797
Other current assets                                                         3,457          2,575
Net current assets of discontinued operations                                  433            -
                                                                    ---------------  -------------
          Total current assets                                              70,244         46,390
Property, plant, and equipment, net                                         27,792         29,853
Intangible assets, net of accumulated amortization of $172 on
June 25, 1999 and $-0- on  June 26, 1998                                     1,131          1,295
Other long-term assets                                                       3,782          6,536
                                                                    ---------------  -------------
          Total assets                                                   $ 102,949       $ 84,074
                                                                    ===============  =============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable                                                           $16,286         $6,532
Accrued liabilities                                                         16,242         10,831
Line-of-credit and short-term credit obligations                             4,638            -
Current portion of long-term debt                                              832            926
Net current liabilities of discontinued operations                             -              517
                                                                    ---------------  -------------
          Total current liabilities                                         37,998         18,806
Long-term debt, less current portion                                         3,708          5,567
Other long-term liabilities                                                  1,329          1,041
Commitments and contingent liabilities
                                                                    ---------------  -------------
           Total liabilities                                                43,035         25,414
                                                                    ---------------  -------------

Series A redeemable convertible preferred stock, no par                      3,393          2,780

Shareholders' equity
Preferred stock, no par; authorized 2,000,000 shares; issued, none               -              -
Convertible preferred stock, no par                                         19,954         18,660
Common stock, $.05 par; authorized shares 48,000,000 at
June 25, 1999 and June 26, 1998; issued shares of
22,869,994 on June 25, 1999 and 22,609,356 on June 26, 1998                  1,144          1,130
Additional paid-in capital                                                  22,217         20,904
Accumulated other comprehensive loss                                           (96)           (99)
Unearned compensation                                                            -              -
Retained earnings                                                           20,282         21,181
Treasury stock at cost, 1,293,446 on June 25, 1999 and
1,112,684 on June 26, 1998                                                  (6,980)        (5,896)
                                                                    ---------------  -------------
          Total shareholders' equity                                        56,521         55,880
                                                                    ---------------  -------------
          Total liabilities and shareholders' equity                     $ 102,949       $ 84,074
                                                                    ===============  =============

            See notes to restated consolidated financial statements.

                                 C-COR.net Corp.
                 Restated Consolidated Statements of Operations
                      (In thousands, except per share data)



                                                                    Years Ended
                                                      -----------------------------------------
                                                        June 25,      June 26,      June 27,
                                                          1999          1998          1997
                                                      ------------- ------------- -------------


Net sales                                                $ 183,425     $ 154,041     $ 133,780
Cost and expenses:
    Cost of sales                                          138,793       121,986       106,485
    Selling and administrative                              27,153        19,724        18,521
    Research and product development                        11,833         9,988         7,706
    Merger-related costs                                         -             -             -
    Provision for restructuring costs                            -           625             -
    Interest                                                 1,384           399           380
    Other expense (income), net                                110            19          (861)
                                                      ------------- ------------- -------------
                                                           179,273       152,741       132,231
                                                      ------------- ------------- -------------
Income from continuing operations
 before income taxes                                         4,152         1,300         1,549
Income tax expense                                           4,835           382           651
                                                      ------------- ------------- -------------
Income (loss) from continuing operations                      (683)          918           898
                                                      ------------- ------------- -------------
Discontinued operations:
Loss from operations of discontinued
business segment, net of tax                                     -             -        (6,605)
Gain (loss) on disposal of discontinued
business segment, net of tax                                   397           928        (3,830)
                                                      ------------- ------------- -------------
Net income (loss)                                             (286)        1,846        (9,537)
Dividend requirements on preferred stocks                     (613)         (122)          (48)
                                                    --------------- ------------- -------------
Net income (loss) available to common shareholders          $ (899)      $ 1,724      $ (9,585)
                                                    =============== ============= =============

Net income (loss) per share - basic:
Continuing operations                                      $ (0.06)       $ 0.04        $ 0.04
Discontinued operations:
Loss from operations                                             -             -         (0.30)
Gain (loss) on disposal                                       0.02          0.04         (0.17)
                                                      ------------- ------------- -------------
Net income (loss)                                          $ (0.04)       $ 0.08       $ (0.43)
                                                      ------------- ------------- -------------
Net income (loss) per share - diluted:
Continuing operations                                      $ (0.06)       $ 0.04        $ 0.04
Discontinued operations:
Loss from operations                                             -             -         (0.27)
Gain (loss) on disposal                                       0.02          0.04         (0.15)
                                                      ------------- ------------- -------------
Net income (loss)                                          $ (0.04)       $ 0.08       $ (0.38)
                                                      ------------- ------------- -------------
Weighted average common shares and
common share equivalents
Basic                                                       21,451        21,459        22,144
Diluted                                                     21,451        24,679        24,804


            See notes to restated consolidated financial statements.

                                 C-COR.net Corp
                 Restated Consolidated Statements of Cash Flows
                                 (In thousands)



                                                          Years Ended
                                                   ----------------------------
                                                   June 25,  June 26,  June 27,
                                                     1999      1998      1997
                                                   --------  --------  --------

Operating Activities:
Net income (loss)                                  $   (286) $  1,846  $(9,537)
Adjustments to reconcile net income (loss) to
 net cash and cash equivalents provided by
 operating activities:
 Depreciation and amortization                        8,860     6,967    5,433
 Amortization of debt discount                          911       --       --
 (Gain) loss on disposal of discontinued
  operations, net of tax                               (397)     (928)   3,830
 Provision for deferred retirement salary plan          204       292      252
 Loss (gain) on sale of property, plant, and
  equipment                                             229       (14)      22
 Changes in operating assets and liabilities:
  Accounts receivable                               (11,491)      (50)   1,127
  Inventories                                        (5,756)    2,748   (1,454)
  Other assets                                         (165)   (2,793)    (221)
  Accounts payable                                    9,754    (2,574)   3,005
  Accrued liabilities                                 5,493     3,801     (113)
  Deferred income taxes                              (2,298)   (3,189)    (929)
  Discontinued operations--working capital
   changes and noncash charges                         (553)    1,051    3,236
                                                   --------  --------  -------
Net cash and cash equivalents provided by
 operating activities                                 4,505     7,157    4,651
                                                   --------  --------  -------
Investing Activities:
Purchase of property, plant, and equipment           (8,159)  (10,053)  (7,244)
Purchase of marketable securities                       (84)      --      (200)
Proceeds from sale of marketable securities             --         15      258
Issuance of (payments on) notes receivable, net       1,972    (2,011)       7
Change in other assets                                   94      (146)    (317)
Proceeds from sale of property, plant, and
 equipment                                               28        14       15
Proceeds from (investing activities of)
 discontinued operations                                --        656     (698)
                                                   --------  --------  -------
Net cash and cash equivalents used in investing
 activities                                          (6,149)  (11,525)  (8,179)
                                                   --------  --------  -------
Financing Activities:
Payment of debt and capital lease obligations        (5,050)     (966)    (941)
Proceeds from long-term debt borrowing                3,097       --       --
Proceeds from (payments on) short-term credit
 facilities, net                                      5,019    (3,466)   1,127
Proceeds (adjustment) from issuance of
 convertible preferred stock                            (45)    2,780   15,781
Tax benefit deriving from exercise and sale of
 stock option shares                                     94        57       71
Issue common stock to employee stock purchase
 plan                                                    76        51       88
Proceeds from exercise of stock options               1,202       277      207
Purchase of treasury stock                           (1,084)     (131)  (5,765)
                                                   --------  --------  -------
Net cash and cash equivalents provided by (used
 in) financing activities                             3,309    (1,398)  10,568
                                                   --------  --------  -------
Increase (decrease) in cash and cash
 equivalents                                          1,665    (5,766)   7,040
Elimination of duplicated activity (See Note B)           -        (6)       -
Cash and cash equivalents at beginning of year        3,030     8,802    1,762
                                                   --------  --------  -------
Cash and cash equivalents at end of year           $  4,695  $  3,030  $ 8,802
                                                   ========  ========  =======


            See notes to restated consolidated financial statements.

                                 C-COR.net Corp
            Restated Consolidated Statements of Shareholders' Equity
                                 (In thousands)

                                                                                      Accumulated
                                                                           Additional    Other
                                         Comprehensive  Preferred Common   Paid-in   Comprehensive   Retained  Treasury
                                            Income        Stock    Stock   Capital   Income (Loss)   Earnings   Stock
                                         -------------  --------- -------- --------- --------------  --------- --------
Balance, June 28, 1996, as restated                      $ 3,900   $1,120   $19,876           $(55)   $28,610  $     -
Net loss                                     $ (9,537)         -        -         -              -     (9,537)       -
Other comprehensive income:
Net unrealized holding gains on
 marketable securities                              7          -        -         -              -          -        -
Foreign currency translation (loss)               (67)         -        -         -              -          -        -
                                         -------------
Other comprehensive income (loss)                 (60)         -        -         -            (60)         -        -
                                         -------------
Comprehensive loss                           $ (9,597)         -        -         -              -          -        -
                                         -------------
Shares issued                                             14,760        -         -              -          -        -
Issuance of stock warrants                                     -        -        98              -          -        -
Accretion of discount on convertible
 preferred stock                                               -        -         -              -        (48)       -
Exercise of stock options                                      -        4       203              -          -        -
Tax benefit deriving from exercise
 and sale of stock option shares                               -        -        71              -          -        -
Issue shares to employee stock
 purchase plan                                                 -        1        87              -          -        -
Purchase of treasury stock                                     -        -         -              -          -   (5,765)
                                                        --------- -------- --------- --------------  --------- --------
Balance, June 27, 1997                                    18,660    1,125    20,335           (115)    19,025   (5,765)
Net income                                    $ 1,846          -        -         -              -      1,846        -
Other comprehensive income:
Net unrealized holding gains on
 marketable securities                              7          -        -         -              -          -        -
Foreign currency translation gain                   9          -        -         -              -          -        -
                                         -------------
Other comprehensive income                         16          -        -         -             16          -        -
                                         -------------
Comprehensive income                          $ 1,862          -        -         -              -          -        -
                                         -------------
Adjustment related to merger (Note A)                          -        -         -              -        432        -
Shares issued                                                  -        -         -              -          -        -
Issuance of stock warrants                                     -        -       189              -          -        -
Accretion of discount on convertible
 preferred stock                                               -        -         -              -       (122)       -
Exercise of stock options                                      -        5       272              -          -        -
Tax benefit deriving from exercise
 and sale of stock option shares                               -        -        57              -          -        -
Issue shares to employee stock
 purchase plan                                                 -        -        51              -          -        -
Purchase of treasury stock                                     -        -         -              -          -     (131)
                                                        --------- -------- --------- --------------  --------- --------
Balance, June 26, 1998                                    18,660    1,130    20,904            (99)    21,181   (5,896)
Net loss                                       $ (286)         -        -         -              -       (286)       -
Other comprehensive income:
Net unrealized holding gains on
 marketable securities                              4          -        -         -              -          -        -
Foreign currency translation loss                  (1)         -        -         -              -          -        -
                                         -------------
Other comprehensive income                          3          -        -         -              3          -        -
                                         -------------
Comprehensive loss                             $ (283)         -        -         -              -          -        -
                                         -------------
Other adjustment                                               -        -       (45)             -          -        -
Issuance of stock warrants                                 1,294        -         -              -          -        -
Accretion of discount on convertible
 preferred stock                                               -        -         -              -       (613)       -
Exercise of stock options                                      -       13     1,189              -          -        -
Tax benefit deriving from exercise
 and sale of stock option shares                               -        -        94              -          -        -
Issue shares to employee stock
 purchase plan                                                 -        1        75              -          -        -
Purchase of treasury stock                                     -        -         -              -          -   (1,084)
                                                        ========= ======== ========= ==============  ========= ========

Balance, June 25, 1999                                  $ 19,954  $ 1,144  $ 22,217          $ (96)   $20,282  $ (6,980)
                                                        ========= ======== ========= ==============  ========= ========

            See notes to restated consolidated financial statements.

Notes to Restated Consolidated Financial Statements

Description of Business

C-COR.net Corp. the ("Company") designs, manufactures, and markets cable network transmission products and provides services and support to cable network operators. The Company offers a comprehensive range of products, including radio frequency ("RF") amplifiers, and fiber optic components for the cable headend, node and RF plant. The Company's services focus on enabling reliable, high-speed, broadband communications over hybrid fiber coax ("HFC") networks, and include network design, service activation, optimization, management and maintenance.

Restated Consolidated Financial Statements

The Company acquired Convergence.com Corporation ("Convergence") on July 9 1999 and Silicon Valley Communications, Inc. ("SVCI") on September 17, 1999, both of which were accounted for under the pooling-of-interests method of accounting. The restated consolidated financial statements for each of the years in the three-year period ended June 25, 1999 and the accompanying notes reflect the Company's financial position and results of operations as if the acquired entities were wholly owned subsidiaries of the Company as of the beginning of the earliest fiscal year presented. (See Note B)

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying restated consolidated financial statements include the accounts of the Company and its foreign and domestic subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

Reporting Periods

Management has adopted a fiscal year that ends on the last Friday in June. For the 52-week reporting periods presented herein, the years ended on June 25, 1999, June 26, 1998, and June 27, 1997. (See Note B)

Use of Estimates

The preparation of the restated consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

The Company's revenues derive principally from equipment sales, which are generally recognized when the equipment has been shipped. Revenue from Internet service is recognized monthly as services are provided to subscribers. Other service revenues, consisting of system design, field services and other consulting engagements, are generally recognized as services are rendered.

Fair Value of Financial Instruments

The carrying value of the Company's long-term borrowings approximates fair value, after taking into consideration current rates offered to the Company for similar debt instruments of comparable maturities. The fair values of financial instruments have been determined through information obtained from quoted market sources and management estimates.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out method.

Property, Plant and Equipment

Property, plant and equipment, which includes leased property under capital leases, is stated at cost. Depreciation or amortization is calculated on the straight-line method for financial statement purposes based upon the following estimated useful lives:

   Building and improvements under capital lease                        15 years
   Buildings                                                      15 to 25 years
   Machinery and equipment under capital lease                           5 years
   Machinery and equipment                                         3 to 10 years
   Leasehold improvements                                          7 to 15 years

Computer Software

Under Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed", the Company capitalizes certain internal and purchased software development and production costs once technological feasibility has been achieved. For the fiscal years ended 1999 and 1998, the Company capitalized $389 and $670, respectively, of purchased software development costs, which is included in other long-term assets in the restated consolidated financial statements. The Company did not capitalize any software development costs during fiscal year 1997. Amortization will commence upon initial product release, which the Company anticipates will occur during the first quarter of its fiscal year 2000, and as such no amortization has been recorded in fiscal years 1999 and 1998.

Intangible Assets

Patents, trademarks and licenses are carried at cost less accumulated amortization, which is calculated on a straight-line basis over the estimated three year useful life of the asset. The patents, trademarks and license costs relate to purchased and internally developed product lines. For fiscal years ended 1999, 1998 and 1997, the Company recorded $172, $-0- and $-0- of amortization, respectively.

Income Taxes

Under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (Statement 109), deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Shareholders' Equity

On October 19, 1999, the shareholders of the Company approved a proposal to amend the Amended and Restated Articles of Incorporation to increase the number of shares of common stock authorized from 24,000,000 to 50,000,000.

On November 12, 1999, the Company completed a follow-on public offering of its common stock, whereby 3,220,000 shares (6,440,000 shares on a post stock split basis) of common stock were issued and sold at a price of $44.00 per share ($22.00 per share on a post stock split basis). This offering resulted in net proceeds (after deducting issuance costs) to the Company of $133,370. The proceeds of the offering were used for repayment of debt, and will also be used for strategic investments, capital expenditures, working capital, and other general corporate purposes.

On December 7, 1999 the Company's board of directors declared a two-for-one stock split of the Company's common stock. The stock split was effective for all shares of record as of the close of business on December 22, 1999. The additional shares were distributed on January 6, 2000. In connection with the stock split, the par value per share of common stock was reduced from $.10 to $.05 and the authorized number of shares of common stock was proportionately increased from 50,000,000 to 100,000,000. All share and per share amounts have been adjusted for the two-for-one stock split effective December 22, 1999, for all periods presented.

At June 25, 1999 and June 26, 1998, treasury stock consisted of 1,293,446 and 1,112,684 shares of common stock, respectively. In fiscal years 1999 and 1998, the Company repurchased 180,762 shares for $1,084 and 20,684 shares for $131, respectively, of its common stock under a stock repurchase program adopted in September 1997. In fiscal year 1997, the Company repurchased 1,000,000 shares of its common stock for $5,765, under a stock repurchase program adopted in December 1996. The Company used its available capital resources to fund the purchases under both repurchase programs. The repurchased stock is being held by the Company as treasury stock and is available to be used in meeting the Company's obligations under its present and future stock option plans and for other corporate purposes. In May 1999, the Company terminated the stock repurchase program adopted in September 1997.

Cash Equivalents

The Company considers all highly liquid investments, with a maturity of three months or less when purchased, to be cash equivalents. Cash equivalents are reflected at the lower of cost or market.

Marketable Securities

Marketable securities at June 25, 1999, consisted of municipal bonds and equity securities. The Company follows the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (Statement 115), in accounting for marketable securities. Under Statement 115, the Company classifies all of its marketable securities as available-for-sale and records them at fair value. Unrealized holding gains and losses are excluded from income and are recorded directly to shareholders' equity in accumulated other comprehensive income, net of related deferred income taxes.

Net Income (Loss) Per Share

Statement of Financial Accounting Standards No. 128, "Earnings Per Share" became effective for financial statements issued for periods ending after December 15, 1997. The Company adopted this statement in the second quarter of fiscal year 1998, and has restated prior periods presented as required. Implementation of this Statement did not have a material effect on the Company's restated consolidated financial statements.

Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders, by the weighted average number of common shares outstanding. Dilutive net income (loss) per share is computed by dividing net income (loss) available to common shareholders, by the weighted average number of common shares outstanding plus the dilutive effect of options, warrants and convertible preferred stock. The dilutive effect of options and warrants is calculated under the treasury stock method using the average market price for the period. The dilutive effect of the convertible preferred stock is calculated under the if-converted method. Net income (loss) per share is calculated as follows:
                                                                             Year Ended
                                                             -------------------------------------------
                                                              June 25,        June 26,       June 27,
                                                                1999            1998           1997
                                                             ------------   -------------  -------------

Income (loss) from continuing operations                          $ (683)          $ 918          $ 898
Less:
  Accretion of convertible preferred stock                          (613)           (122)           (48)
                                                             ------------   -------------  -------------
Continuing income (loss) available to common shareholders       $ (1,296)          $ 796          $ 850
Gain (loss) from discontinued operations                             397             928        (10,435)
                                                             ------------   -------------  -------------
Net income (loss) available to common shareholders                $ (899)        $ 1,724       $ (9,585)
                                                             ============   =============  =============

Weighted average common shares outstanding                        21,451          21,459         22,144
Common stock equivalents                                               -           3,220          2,660
                                                             ------------   -------------  -------------
Dilutive potential common shares                                  21,451          24,679         24,804
                                                             ============   =============  =============

Basic:
  Continuing operations                                            (0.06)           0.04           0.04
  Discontinued operations                                           0.02            0.04          (0.47)
                                                             ------------   -------------  -------------
Net income (loss) available to common shareholders                 (0.04)           0.08          (0.43)
                                                             ============   =============  =============

Diluted:
  Continuing operations                                            (0.06)           0.04           0.04
  Discontinued operations                                           0.02            0.04          (0.42)
                                                             ------------   -------------  -------------
Net income (loss) available to common shareholders                 (0.04)           0.08          (0.38)
                                                             ============   =============  =============


Product Warranty

The Company warrants its products against defects in materials and workmanship, generally for three to five years depending upon product lines. A provision for estimated future costs relating to warranty expense is recorded when product is shipped, based upon historical claims history and specifically identified warranty exposures.

Restructuring Costs

On June 25, 1998, the Company announced the closing of its manufacturing plant located in Reedsville, Pennsylvania. As a result of this action, the Company incurred restructuring charges in the fourth quarter of its fiscal year 1998 of $625. The restructuring charge represented salaries and benefits for approximately 143 employees affected by the plant closing. The work force reduction occurred during the first quarter of fiscal year 1999, thereby eliminating the restructuring accrual at June 25, 1999.

At June 26, 1998, the Company had a Lease/Option to Purchase Agreement with the Mifflin County Industrial Development Corporation (MCIDC) for the building and improvements located in Reedsville, Pennsylvania. On August 10, 1998, the Company purchased the facility using its available capital resources and expects to sell the facility at a price in excess of its net carrying value. The facility has been reclassified from property, plant and equipment to property held-for-sale, which is included in other current assets on the restated consolidated balance sheet as of June 25, 1999, with a carrying value of $1,281.

Comprehensive Income

In fiscal year 1999, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which requires net unrealized investment gains or losses on the Company's available-for-sale securities and net foreign exchange gains or losses on translation, which previously were reported directly in shareholders' equity, to be included in accumulated other comprehensive income in the restated consolidated balance sheets and in the disclosure of comprehensive income. The totals of other comprehensive income items and comprehensive income (which includes net income) are displayed separately in the restated consolidated statements of shareholders' equity. The adoption of this statement had no effect on net income or shareholders' equity.

The components of other comprehensive income (loss) and the related tax effects are as follows:

                                                                Income
                                                       Amount     Tax    Amount
                                                       Before   Expense  Net of
                                                        Tax    (Benefit) Taxes
                                                       ------  --------- ------

   Fiscal year ended June 25, 1999
   Unrealized holding gain during the fiscal year      $   7     $  3     $  4
   Net foreign exchange loss                              (2)      (1)      (1)
                                                       -----     ----     ----
   Total other comprehensive income                    $   5     $  2     $  3
                                                       =====     ====     ====
   Fiscal year ended June 26, 1998
   Unrealized holding gain during the fiscal year      $  12     $  5     $  7
   Net foreign exchange gain                              15        6        9
                                                       -----     ----     ----
   Total other comprehensive income                    $  27     $ 11     $ 16
                                                       =====     ====     ====
   Fiscal year ended June 27, 1997
   Unrealized holding gain during the fiscal year      $  12     $  5     $  7
   Net foreign exchange loss                            (112)     (45)     (67)
                                                       -----     ----     ----
   Total other comprehensive income (loss)             $(100)    $(40)    $(60)
                                                       =====     ====     ====

Accounting and Disclosure Changes

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (Statement
133), which was effective for fiscal years beginning after June 15, 1999. In July 1999, the FASB announced it was delaying the effective date of Statement 133 for one year, to fiscal years beginning after June 15, 2000. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company anticipates adopting this Statement in its fiscal year 2001 consolidated financial statements as required. Implementation of this Statement is not expected to have a material effect on the Company's consolidated financial statements.

B. BUSINESS COMBINATIONS

On July 9, 1999, the Company consummated a merger with Convergence, a Georgia corporation, whereby Convergence became a wholly owned subsidiary of the Company. As consideration in the merger, each outstanding share of common stock of Convergence was converted into one share (two shares post stock split) of the Company's common stock, resulting in the issuance of 2,866,646 shares (post stock split) of the Company's common stock. Each outstanding warrant to acquire Convergence common stock was converted into warrants to acquire the Company's common stock for an aggregate of warrants to acquire 733,860 shares (post stock split) of the Company's common stock. The merger was accounted for under the pooling-of-interests method of accounting.

Prior to the merger, Convergence had operated on a calendar year basis. Operating results for the fiscal year ended June 25, 1999 and June 26, 1998, include the operations of Convergence for the 12-month periods ended June 30, 1999 and June 30, 1998, respectively. Operating results for the fiscal year ended June 27, 1997, include the operations of Convergence for the 12-month period ended December 31, 1997. This results in an overlapping period (July 1997 through December 1997) for Convergence's results of operations being included in the restated consolidated financial statements. Accordingly, the restated consolidated statement of shareholders' equity for the year ended
June 26, 1998 includes a $432 adjustment to eliminate the impact on retained earnings for the overlap period.

On September 17, 1999, the Company consummated a merger with SVCI, a California corporation, whereby SVCI became a wholly-owned subsidiary of the Company. As consideration in the merger, each outstanding share of common stock of SVCI was converted into .094534 shares (.189068 shares post stock split) of the Company's common stock, resulting in the issuance of 3,090,162 shares (post stock split) of the Company's common stock (subject to reduction pursuant to certain escrow arrangements). Outstanding stock options and warrants to acquire SVCI common stock were converted into stock options and warrants to acquire the Company's common stock, using the same conversion ratio (with appropriate adjustment to the exercise price) for an aggregate of stock options and warrants to acquire 767,688 shares (post stock split) of the Company's common stock. The merger was accounted for under the pooling-of-interests method of accounting.

Prior to the merger, SVCI had operated on a fiscal year ending in June. Operating results for the fiscal years ended June 25, 1999, June 26, 1998, and June 27, 1997 include the operations of SVCI for the 12-month periods ended June 25, 1999, June 30, 1998, and June 30, 1997, respectively.

The Company recorded a one-time charge of $3,673, ($3,113, net of tax), related to the business combinations with Convergence and SVCI in the Company's twenty-six-week period ended December 24, 1999. The one-time charge includes the merger transaction costs, as well as restructuring costs which included severance payments for approximately 40 employees affected by consolidation of positions and administrative functions resulting from the mergers, and write-off of assets related to existing fiber optic products that became redundant as a result of the acquisition of SVCI.

Net sales and net income (loss) for the Company, Convergence, and SVCI, prior to the combinations are as follows:

                                          Years Ended
                         -------------------------------------------------
                          June 25,           June 26,            June 27,
                            1999               1998                1997
                          ----------         ----------          ---------
Net sales:
  C-COR.net Corp.         $ 171,281          $ 152,144           $ 131,941
  Convergence                 6,635              1,276               1,104
  SVCI                        5,509                621                 735
                          ----------         ----------          ---------
Combined                  $ 183,425          $ 154,041           $ 133,780
                          ==========         ==========          =========

Net income (loss):
  C-COR.net Corp.         $  10,852          $   8,245           $  (6,178)
  Convergence                (2,516)              (979)               (305)
  SVCI                       (8,622)            (5,420)             (3,054)
                          ----------         ----------          ---------
Combined                  $    (286)         $   1,846           $  (9,537)
                          ==========         ==========          =========

C.   DISCONTINUED OPERATIONS

On July 10, 1997, the Company announced that it would discontinue its Digital Fiber Optics Transmission Products segment located in Fremont, California, in a nine-month wind-down process. An estimated loss on disposal, including write-offs of inventory and fixed assets and other costs from the measurement date to the disposal date, were recorded in fiscal year 1997. The estimated loss, net of tax benefit of $1,974 on the disposal of the discontinued business segment, was $3,830 in fiscal year 1997.

The Company completed the phase-down of this operation as of March 1998. A gain on disposal of the discontinued business segment of $397, net of tax expense of $477, was recorded during the fiscal year ended 1999. The gain in fiscal year 1999 resulted primarily from settlement of certain warranty claims. The Company recorded a gain of $928, which includes a net tax benefit of $94 on the disposal of the discontinued segment in fiscal year 1998. In fiscal year 1998, the gain derived primarily from higher than anticipated proceeds associated with the disposal of assets, primarily inventory, and lower than anticipated operating costs from the measurement date to the disposal date.

The after-tax loss from operations of the discontinued business segment was $6,605 for fiscal year 1997. The primary factors contributing to the loss from operations of the discontinued business segment in fiscal year 1997 were increased warranty costs of $3,300 and an impairment loss on goodwill of $571, recorded in the fourth quarter of fiscal year 1997.

Operating results for the discontinued business segment are segregated and reported as discontinued operations in the accompanying restated consolidated statements of operations. Summarized information relating to the discontinued operation for fiscal year 1997 is as follows:

                                                                 June 27,
                                                                   1997
                                                              ------------
Net sales                                                     $      7,994
Costs and expenses                                                 (17,351)
                                                              ------------
Loss before income taxes                                            (9,357)
Income tax benefit                                                   2,752
                                                              ------------
Net loss                                                      $     (6,605)
                                                              ============


The assets and liabilities of the discontinued operations have been reclassified in the accompanying restated consolidated financial statements to separately identify them as net current assets (liabilities) related to the discontinued operations. These net assets consist of net working capital and other assets, less related liabilities as follows as of June 25, 1999, and June 26, 1998:

                                                    June 25,      June 26,
                                                      1999          1998
                                                -----------  -------------
Current assets:
   Accounts receivable                          $        16   $        150
   Notes receivable                                     796            981
   Deferred tax assets                                  474          1,602
   Other assets                                           -            156
                                                -----------  -------------
                                                      1,286          2,889
                                                -----------  -------------
Current liabilities:
   Accrued warranty and other                          (728)        (2,806)
   Allowance for disposal of
     discontinued operations                           (125)          (600)
                                                -----------  -------------
                                                       (853)        (3,406)
                                                -----------  -------------
Net current assets (liabilities)
 of discontinued operations                     $       433   $       (517)
                                                ===========  =============


 D.   MARKETABLE SECURITIES
Marketable securities as of June 25, 1999, and June 26, 1998, consisted of the following:

                                         Gross           Gross
                                      Unrealized      Unrealized
                       Amortized        Holding        Holding           Fair
                         Cost            Gains          Losses           Value
                       ---------      ----------      ----------      ----------
June 25, 1999
Available for sale:
  Municipal bonds       $ 351           $  --           $  (9)          $ 342
  Equity securities       101               2              --             103
                       ---------      ----------      ----------      ----------
                        $ 452           $   2           $  (9)          $ 445
                       =========      ==========      ==========      ==========
June 26, 1998
Available for sale:
  Municipal bonds       $ 366           $  --           $ (12)          $ 354
  Equity securities         2              --              --               2
                       ---------      ----------      ----------      ----------
                        $ 368           $  --           $ (12)          $ 356
                       =========      ==========      ==========      ==========

Maturities of investment securities classified as available-for-sale at June 25, 1999, were as follows:
                                                    Amortized   Fair
                                                      Cost      Value
                                                  ----------- -------
Available for sale:
   Due after one year through five years          $    351    $   342
   Equity securities                                   101        103
                                                  ----------- -------
                                                  $    452    $   445
                                                  =========== =======


 E.   INVENTORIES

                                                               June 25, June 26,
                                                                 1999     1998
                                                               -------- --------

   Finished goods                                              $ 3,287  $ 2,850
   Work-in-process                                               3,038    1,874
   Raw materials                                                17,240   13,085
                                                               -------  -------
                                                               $23,565  $17,809
                                                               =======  =======

Included in the amounts above were reserves of $2,231 at June 25, 1999, and $3,213 at June 26, 1998.

F. PROPERTY, PLANT AND EQUIPMENT

                                                               June 25, June 26,
                                                                 1999     1998
                                                               -------- --------
   Land                                                        $   468  $   468
   Building and improvements under capital lease                   --     1,727
   Buildings                                                    10,760   10,683
   Machinery and equipment under capital lease                     343      217
   Machinery and equipment                                      50,874   44,393
   Leasehold improvements                                        1,326    1,123
                                                               -------  -------
                                                                63,771   58,611
   Less accumulated depreciation and amortization               35,979   28,758
                                                               -------  -------
                                                               $27,792  $29,853
                                                               =======  =======


G. INTANGIBLE ASSETS

                                                               June 25, June 26,
                                                                 1999     1998
                                                               -------- --------
   Cost of intangibles:
     Patents and trademarks                                     $1,045   $1,045
     Licensing costs                                               258      250
                                                                ------   ------
                                                                 1,303    1,295
                                                                ------   ------
   Less accumulated amortization:
     Patents and trademarks                                     $ (116)  $  --
     Licensing costs                                               (56)     --
                                                                ------   ------
                                                                  (172)     --
                                                                ------   ------
   Net book value                                               $1,131   $1,295
                                                                ======   ======


H. CREDIT FACILITIES

The Company has a line-of-credit with a bank, whereby the Company may borrow the lesser of $25,000, net of outstanding letters of credit up to a $2,000 sub-limit, or a percentage of eligible accounts receivable and inventory. The borrowings bear interest at various rates generally equal to the London Interbank Offered Rate (LIBOR) plus 1.00% and require compliance with certain covenants. Interest is payable in 30 days as billed. The line-of-credit agreement is committed through December 31, 1999. Accounts receivable and inventory collateralize the borrowings. At June 25, 1999, and June 26, 1998, the Company had no short-term borrowings outstanding on this revolving line-of-credit. Based upon the Company's analysis of eligible accounts receivable and inventory, approximately $23,300 was available to borrow as of June 25, 1999. On August 9, 1999, the Company replaced this revolving line-of-credit agreement with a new credit agreement (Reference Note U).

As a result of the Company's merger with SVCI, the Company has an additional line of credit with a bank, which provided for borrowings of up to $3,000, a bank bridge loan, which provided for borrowings of up to $1,000, and a bank equipment term loan of $300. The line of credit and term loan bear annual interest at the bank's prime rate plus 0.50% (8.25% as of June 25, 1999), with maturity dates of June 30, 1999, and August 30, 2000, respectively. The bridge loan bears interest at the bank's prime rate plus 1.5% (9.25% as of June 25, 1999), with a maturity date of September 4, 1999. The outstanding balances on the line of credit, bridge loan, and the term loan are $2,515, $500, and $188, respectively, as of June 25, 1999. The line of credit and loans are fully collateralized by a continuing security interest in substantially all assets presently owned or subsequently acquired by SVCI. The line of credit and loans contain certain restrictive financial covenants. As of June 25, 1999, SVCI was not in compliance with certain of the covenants. The bank agreed to defer action on the noncompliance event pending the signing of a merger agreement. A merger agreement was signed with the Company on July 13, 1999.

From March to May 1999, SVCI borrowed $1,817 from certain founders and shareholders of SVCI under promissory notes payable. As of June 25, 1999, the balance was $1,435. The notes bear interest at an annual rate of 9% and are due in July 1999. In connection with these notes, SVCI issued warrants to purchase its common stock (See Note K). In connection with the merger, these warrants were converted into warrants to acquire the Company's common stock.

In connection with the bridge loan, warrants to purchase 9,454 shares of the Company's common stock were issued at an exercise price of $21.16 per share. These warrants have a fair value of $41 and are being amortized over the life of the bridge loan.

In fiscal year 1998, in connection with the line of credit and term loan, warrants to purchase 6,050 shares of the Company's common stock were issued at an exercise price of $6.56 per share. The purchase rights represented by these warrants expire on January 4, 2002. The warrants have a fair value of $13 and are being amortized over the life of the related debt instruments.

On October 21, 1998, a then existing bank line of credit and term loan was restructured. In consideration for the restructuring, warrants to purchase 1,890 shares of the Company's common stock were issued at an exercise price of $6.56 per share. The warrants are exercisable upon issuance and expire on January 4, 2002. The warrants have a fair value of $4 and are being amortized over the life of the related debt instruments.



I. LONG-TERM DEBT

                                                               June 25, June 26,
                                                                 1999     1998
                                                               -------- --------

   Notes payable                                                $4,392   $4,909
   Capital lease obligations                                       148    1,584
                                                                ------   ------
                                                                 4,540    6,493
   Less current portion                                            832      926
                                                                ------   ------
                                                                $3,708   $5,567
                                                                ======   ======


Notes Payable: The Company obtained funding through the Pennsylvania Industrial Development Authority (PIDA) of $539 for construction of the Tipton, Pennsylvania, manufacturing facility. The PIDA borrowing has an interest rate of 3%, which is contingent upon meeting certain job creation commitments. Monthly payments of principal and interest of $4 are required through 2006. Certain property, plant and equipment collateralize the borrowing. The principal balance at June 25, 1999, was $264.

The Company obtained funding through the PIDA of $1,952 for 40% of the cost of building expansion at its manufacturing facility in State College, Pennsylvania. The PIDA borrowing has an interest rate of 2%, which is contingent upon meeting certain job creation commitments. Monthly payments of principal and interest of $13 are required through 2010. Certain property, plant and equipment collateralize the borrowing. The principal balance at June 25, 1999, was $1,528.

On October 19, 1998, the Company borrowed $3,000 under a term loan facility with a bank. The term loan requires monthly principal payments of $50, plus interest based on a one-to-three month variable rate at LIBOR plus 1.15%, through 2003. The Company is using a derivative financial instrument to reduce its exposure to market risk resulting from interest rates. On October 20, 1998, the Company entered into an interest rate swap agreement that fixes the interest rate at 6.14% on the notional amount of floating rate debt through October 21, 2003. The financial institution, as counterparty to the agreement, will pay the Company a floating interest rate based on a one-month LIBOR rate during the term of the agreement in exchange for the Company paying the fixed interest rate. Interest payments are made monthly. The Company is at risk of loss from this swap agreement in the event of nonperformance by the counterparty. The Company believes this risk to be minimal. The principal balance under this term loan at June 25, 1999, was $2,600.

On August 20, 1998, the Company paid off the remaining balances of two loans obtained from the Pennsylvania Sunny Day Fund. The original principal balance of the loans totaled $4,500, which partially funded the expansion and renovation of the Company's State College facility. The two notes evidencing the funding had an interest rate of 2%, which was contingent upon meeting certain job creation commitments. The first note was for $488 with an original maturity of 15 years, and the second was for $4,012 with an original maturity of 7 years. Monthly payments of principal and interest of $3 and $51, respectively, were required on these notes through the years 2010 and 2002, respectively. Certain equipment collateralized the borrowing. The loan balances were paid off in order to eliminate certain restrictive covenants associated with the loan agreements. The principal balances of the two loans paid off were $409 and $2,506, respectively.

Capital Lease Obligations: As a result of the Company's decision on June 25, 1998, to close its manufacturing facility located in Reedsville, Pennsylvania, the Company executed its option to purchase the building and improvements for approximately $1,454, plus closing costs, under the Lease/Option to Purchase Agreement it had with the MCIDC on August 10, 1998. The Company was the guarantor of several borrowing commitments by the MCIDC for financing the $1,727 cost of the project. The lease called for a monthly payment of $14, which was equal to the monthly principal and interest of the various borrowing commitments by the MCIDC through 2010. The original term of the lease was for 15 years with the option to purchase the leased premises at any time during the lease term for the outstanding balance of the borrowing commitments plus closing costs. The borrowing commitments carried a weighted-average interest rate of 4.7%. For financial accounting purposes, the lease was accounted for during fiscal year 1998 as a capital lease and, accordingly, an asset and liability were recorded. As of June 25, 1999, the building and improvements were reclassified as property held-for-sale as part of other current assets in the restated consolidated balance sheet.

As a result of the mergers with Convergence and SVCI, the Company acquired various capital leases for machinery and equipment, office equipment and furniture and fixtures that expire through 2003.

Long-term debt at June 25, 1999, had scheduled maturities as follows:

   Fiscal year ending:
     2000                                                                 $  832
     2001                                                                    788
     2002                                                                    796
     2003                                                                    789
     2004                                                                    173
     Thereafter                                                            1,162
                                                                          ------
                                                                          $4,540
                                                                          ======

At June 25, 1999, the future minimum payments required under capital lease arrangements are as follows:

   Fiscal year ending:
     2000                                                                  $ 91
     2001                                                                    36
     2002                                                                    36
     2003                                                                    22
                                                                           ----
                                                                           $185
   Less amount representing interest                                         37
                                                                           ----
   Present value of future minimum lease payments                           148
   Less current portion of obligation under capital leases                   73
                                                                           ----
   Long-term obligations under capital lease                               $ 75
                                                                           ====

Total interest paid on the short-term credit facilities (Reference Note H) and long-term debt was $387, $372 and $341 for fiscal years ended 1999, 1998 and 1997, respectively.


J.   STOCK AWARD PLANS

In October 1998, the Company adopted a Stock Incentive Plan ("1998 Incentive Plan"), which provides for several types of equity-based incentive compensation awards. Awards, when made, may be in the form of stock options, restricted shares, performance shares and performance units. Stock options granted to employees and directors are at a price not less than 100% of the fair market value of such shares on the date of grant. Stock options granted to certain employees begin vesting in cumulative annual installments of 25% per year beginning one year after the date of grant. Options granted to non-employee directors are exercisable one year after grant. During fiscal year 1999, 4,000 restricted shares and 22,000 performance shares were awarded under the 1998 Incentive Plan. The restricted shares had an aggregate value of $22, which is being amortized over a vesting period through June 2001. The performance shares represent a right to receive common stock of the Company based upon achievement of certain performance criteria over a performance period through June 2000. Compensation expense related to the performance shares is based on the current market price of the Company's common stock at the time the performance criteria is satisfied.

The Company's previous stock option plans provided for the grant of options to employees with an exercise price per share of at least the fair market value of such shares on the date prior to grant, and to directors with an exercise price equal to the fair market value on the date of grant. Stock options granted to certain employees vest in cumulative annual installments of either 20% or 25% per year beginning one year after the date of grant. Options granted to non-employee directors were exercisable one year after grant. Certain options held by the Chairman were exercisable immediately.

In connection with the acquisition of SVCI, outstanding incentive and nonqualified stock options to acquire SVCI common stock were converted into stock options to acquire the Company's common stock at a conversion ratio of
 .094534 (.189068 on a post stock split basis), with appropriate adjustment to the exercise price. Incentive stock options generally vest over 4 or 5 years, with 25% or 20% vesting after one year and the remainder monthly thereafter, and expire 10 years from the date of grant. Nonqualified options are generally fully vested upon issuance and expire 10 years from date of grant.

The Company adopted the disclosure requirements of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (Statement 123). As allowed by Statement 123, the Company has chosen to continue to account for stock based compensation using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the grant date over the amount an employee must pay to acquire the stock. Accordingly, no compensation cost has been recognized. Had compensation cost for the Company's plans been determined under Statement 123, the Company's net income (loss) and net income (loss) per share would have been adjusted to the pro forma amounts indicated below:

                                                      Year Ended
                                  --------------------------------------------------
                                      June 25,          June 26,        June 27,
                                        1999              1998            1997
                                  ------------------  --------------  --------------
Net income (loss)
  As reported                              $   (286)        $ 1,846        $ (9,537)
  Pro forma                                $ (3,392)        $   381        $ (9,789)

Net income (loss) per share:
  Basic
    As reported                             $ (0.04)         $ 0.08         $ (0.43)
    Pro forma                               $ (0.19)         $ 0.01         $ (0.44)

  Diluted
    As reported                             $ (0.04)         $ 0.08         $ (0.38)
    Pro forma                               $ (0.19)         $ 0.01         $ (0.39)

Shares:
Basic                                        21,451          21,459          22,144
Diluted                                      21,451          24,679          24,804


The per share weighted-average fair values of stock options granted during fiscal years 1999, 1998 and 1997, were $8.25, $5.46 and $2.18, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighed-average assumptions:

Fiscal year 1999-expected dividend yield of 0%, risk-free interest rate of 5.00%, a volatility factor of the expected market price of the Company's common stock of .7395, and a weighted-average expected life of approximately 4 years.

Fiscal year 1998-expected dividend yield of 0%, risk-free interest rate of 5.72%, a volatility factor of the expected market price of the Company's common stock of .4913, and a weighted-average expected life of approximately 4 years.

Fiscal year 1997-expected dividend yield of 0%, risk-free interest rate of 6.38%, a volatility factor of the expected market price of the Company's common stock of .5941, and a weighted-average expected life of approximately 4 years.

The fair value of stock options included in the pro forma amounts for fiscal years 1999, 1998 and 1997 is not necessarily indicative of future effects on net income and net income per share.

A summary of the status of the Company's stock option plans, as of June 25, 1999, June 26, 1998, and June 27, 1997, and changes during the years ended on those dates is presented below:

                                                         Years Ended
                          ----------------------------------------------------------------------------
                               June 25, 1999             June 26, 1998             June 27, 1997
                          ------------------------- ------------------------- ------------------------
                                       Weighted-                 Weighted-                Weighted-
                                        Average                   Average                  Average
                           Shares    Exercise Price  Shares    Exercise Price  Shares   Exercise Price
                          ---------  -------------- ---------  -------------- --------  --------------
Outstanding at beginning
 of year                  3,130,332      $ 6.31     1,609,248      $ 6.87    1,746,096      $ 6.71
Granted                   1,639,556      $ 9.20     2,062,336      $ 5.42      236,000      $ 7.50
Exercised                  (256,438)     $ 4.77       (91,758)     $ 2.90      (89,786)     $ 2.54
Canceled                   (339,352)     $ 3.76      (449,494)     $ 4.96     (283,062)     $ 7.80
                          ---------                 ---------                 --------
Outstanding at end of
 year                     4,174,098      $ 7.74     3,130,332      $ 6.31    1,609,248      $ 6.87
                          =========                 =========                 ========
Options exercisable at
 end of year              1,292,394                   997,316                  902,294

The following table summarizes information about the Company's stock option plans as of June 25, 1999:

                                     Options Outstanding                Options Exercisable
                         ------------------------------------------- --------------------------
                           Number     Weighted-Avg.                    Number
Range of                 Outstanding    Remaining     Weighted-Avg.  Exercisable Weighted-Avg.
Exercise Prices          at 6/25/99  Contractual Life Exercise Price at 6/25/99  Exercise Price
---------------          ----------- ---------------- -------------- ----------- --------------

$ 0.055 to $ 4.19           658,136     6.0 years         $ 2.36       446,082       $ 2.98
$ 4.25  to $ 7.065          772,418     6.2 years         $ 5.30       205,604       $ 5.43
$ 7.1875to $ 9.875        1,175,398     7.0 years         $ 7.62       312,374       $ 7.50
$10.06  to $12.75         1,424,726     7.7 years         $10.95       224,598       $10.95
$12.875 to $15.625          143,420     6.1 years         $13.66       103,736       $13.66
                          ---------     ---------         ------       -------       ------
                          4,174,098     6.9 years         $ 7.74     1,292,394       $ 6.70
                          =========     =========         ======       =======       ======

K. Shareholders' Equity

(a) Classes of Capital Stock

The authorized, issued and outstanding shares of the Company's classes of capital stock are as follows:

                                                   Authorized            Issued and outstanding at:
                                                     Shares         -------------------------------------
                                                 As of June 25,         June 25,            June 26,
                                                      1999                1999                1998
                                              --------------------- -----------------   -----------------
Preferred stock, no par                                  2,000,000                 -                   -
Series A redeemable convertible preferred stock, no par    500,000           300,000             295,000
Series B convertible preferred stock, no par               378,136           378,136             378,136
Series C convertible preferred stock, no par               945,340           694,352             694,352
Common stock, $.05 par value per share,
  net of treasury stock                                100,000,000        21,576,548          21,496,672

Shares presented in the table above have been adjusted based upon the applicable exchange ratios associated with the acquisitions of Convergence and SVCI (See Note B). The preferred stock is convertible into an aggregate of 2,744,976 shares of common stock as of June 25, 1999.

(b) Warrants

As a result of the consummated mergers with Convergence and SVCI, warrants to acquire Convergence and SVCI preferred and common stock were converted into warrants to acquire common stock of the Company. These warrants have been issued in connection with various financing and employment arrangements.

The following table summarizes information about warrants issued and outstanding as of June 25, 1999:

                                                                   Warrants issued in connection with:
                    Warrants        Range of       Fiscal Year    --------------------------------------
                     Issued         Exercise         Warrants          Debt         Equity   Employment
    Issued        as of 6/25/99      Prices           Expire         Financing    Financing   Services
---------------- -------------- ---------------- ---------------- --------------------------------------
Fiscal Year 1997       264,696      $10.58             2001                          264,696

Fiscal Year 1998         6,050       $6.56             2002                 6,050
                       600,000       $5.00             2005                          600,000

Fiscal Year 1999         1,890       $6.56             2002                 1,890
                         9,454       $21.16            2002                 9,454
                       207,030       $15.87            2002               207,030
                        10,398       $37.02            2002                10,398
                       133,860   $ 0 .38 to $5.00      2003                                     133,860
                 --------------                                   --------------------------------------
                     1,233,378                                            234,822    864,696    133,860
                 ==============                                   ======================================

Warrants presented in the table above have been adjusted for the stock-split and applicable exchange ratios associated with the acquisitions of Convergence and SVCI. (See Notes A and B)

The fair value of the warrants issued in fiscal years 1998 and 1999, in connection with debt financing transactions, were calculated by the Company using the Black-Scholes pricing model. In fiscal year 1999, warrants to purchase 228,772 shares of the Company's stock, in connection these debt financing arrangements, had a fair value of $1,293 which is being amortized over the life of the related loans. Amortization in fiscal year 1999 totaled $911, which is included in interest expense in the accompanying restated consolidated statement of operations. No separate fair values were calculated in connection with the 864,696 warrants in fiscal years 1997 and 1998, as these were issued in connection with an equity financing transaction. Also in fiscal year 1999, the Company recognized compensation expense of $248 in connection with the issuance of warrants to an employee, as the exercise price was less than the fair value of the stock on the date of grant.

L.   INCOME TAXES

Total income tax expense (benefit) was allocated as follows:

                                                            Years Ended
                                                     --------------------------
                                                     June 25, June 26, June 27,
                                                       1999     1998     1997
                                                     -------- -------- --------

   Income from continuing operations                  $4,835    $382   $   651
   Results of discontinued operations                    --      --     (2,752)
   Gain (loss) on disposal of discontinued
    operation                                            477     (94)   (1,974)
   Stockholders' equity, for tax benefit derived
    from exercise and sale of stock option shares        (94)    (57)      (71)
                                                      ------    ----   -------
                                                      $5,218    $231   $(4,146)
                                                      ======    ====   =======

Income tax expense (benefit) attributable to continuing operations consisted of the following components:

                                                             Years Ended
                                                     ----------------------------
                                                     June 25,   June 26, June 27,
                                                       1999      1998      1997
                                                     --------  --------- --------
   Current:
     Federal                                         $ 6,459    $ 3,262   $1,493
     State                                               615        264      (96)
     Foreign                                              59         39      (98)
                                                     -------    -------   ------
                                                       7,133      3,565    1,299
                                                     -------    -------   ------
   Deferred:
     Federal                                          (1,910)    (2,675)    (531)
     State                                              (388)      (508)    (117)
                                                     -------    -------   ------
                                                      (2,298)    (3,183)    (648)
                                                     -------    -------   ------
                                                     $ 4,835    $   382   $  651
                                                     =======    =======   ======

A reconciliation of the effective income tax rate from continuing operations with the U.S. federal income tax rate of 35 percent applied to pretax income from continuing operations was as follows:

                                                            Years Ended
                                                     --------------------------
                                                     June 25, June 26, June 27,
                                                       1999     1998     1997
                                                     -------- -------- --------

   Statutory rate                                      35.0%    35.0%    35.0%
   State income taxes, net of federal tax             (10.7)   (26.5)   (19.8)
   Tax effect of foreign income and losses              --       --     (10.3)
   Tax effect of foreign sales corporation             (0.4)   (24.6)   (42.7)
   Loss of net operating loss attributable to S
    corporation period                                  --       1.6      3.6
   Increase in the valuation allowance for deferred
    tax assets                                         92.3     66.2     55.0
   Permanent differences                                0.3      1.9     11.0
   Other                                                --     (24.2)    10.2
                                                      -----    -----    -----
                                                      116.5%    29.4%    42.0%
                                                      =====    =====    =====

A tax benefit of $593, deriving from the Company's Foreign Sales Corporation
(FSC), was recorded in the third quarter of fiscal year 1997. The tax benefit resulted from reassessment of the Company's foreign sales transactions for fiscal years 1994, 1995 and 1996.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 25, 1999, and June 26, 1998, relating to continuing operations are presented below:

                                                            June 25,  June 26,
                                                              1999      1998
                                                            --------  --------
   Gross deferred tax assets:
    Accounts receivable, principally due to allowance for
     doubtful accounts                                      $   391   $   255
    Inventories, principally due to additional costs for
     tax purposes                                               220       168
    Inventories, principally due to accrual for
     obsolescence                                               809       628
    Compensated absence, principally due to accrual for
     financial reporting purposes                               837       483
    Workers' compensation expense accrual for financial
     reporting purposes                                         689       449
    Warranty expense accrual for financial reporting
     purposes                                                   650       583
    Employee benefit plan accrual for financial reporting
     purposes                                                   375       224
    Deferred research and development for tax purposes        3,180     2,286
    Net operating loss carryforwards                          8,676     4,647
    Alternative minimum tax credit carryforwards                600       228
    Other                                                       392       142
                                                            -------   -------
     Total gross deferred tax assets                         16,819    10,093
                                                            -------   -------
   Less valuation allowance                                  (7,433)   (2,740)
                                                            -------   -------
     Net total deferred tax assets                            9,386     7,353
                                                            -------   -------
   Gross deferred tax liabilities
    Plant and equipment, principally due to differences in
     depreciation                                            (1,707)   (1,850)
    Other                                                       (96)     (218)
                                                            -------   -------
     Total gross deferred tax liabilities                    (1,803)   (2,068)
                                                            -------   -------
   Net deferred tax assets                                  $ 7,583   $ 5,285
                                                            -------   -------
   Reflected on attached restated consolidated balance sheets as:
    Current deferred tax assets                             $ 6,335   $ 2,797
    Non-current deferred tax assets                           1,248     2,488
                                                            -------   -------
   Net deferred tax assets, pertaining to continuing
    operations                                              $ 7,583   $ 5,285
                                                            =======   =======

The valuation allowance for deferred tax assets as of the beginning of the fiscal year was $2,740 and $1,957 in 1999 and 1998, respectively. The net change in valuation allowance for the years ended June 25, 1999 and June 26, 1998 was an increase of $4,693 and $783, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. In order to fully realize the net total deferred tax assets, the Company will need to generate future taxable income prior to the expiration of the net operating loss carryforwards which expire at various years through 2019. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the valuation allowance at June 25, 1999. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

Subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets as of June 25, 1999 will be allocated to income tax benefit that would be reported in the consolidated statements of operations.

At June 25, 1999, the Company had a federal net operating loss carryforward of approximately $20,850 and state net operating loss carryforwards of approximately $26,650, which are available to offset future federal and state taxable income, and expire at various dates through fiscal year 2019. In addition, at June 25, 1999, the Company has research and development credit carryovers for federal and state income tax purposes of approximately $400 and $200, respectively. The federal credit carryforwards expire in the years 2010 and 2019, and the state carryforwards can be carried forward indefinitely.

The Company has not recognized a deferred tax liability for the basis differences and the undistributed earnings related to its foreign subsidiaries since the investment is essentially permanent in duration. Undistributed earnings were approximately $720 at June 25, 1999.

Cash paid for income taxes was $2,897, $1,915, and $1,072 in fiscal years 1999, 1998, and 1997, respectively.

M.   RETIREMENT PLANS

The Company has a retirement savings and profit sharing plan, which qualifies under Section 401(k) of the Internal Revenue Code. Participation is available to all employees meeting minimum service and age requirements.

The Company has a deferred compensation plan that does not qualify under section 401 of the Internal Revenue Code, which provides officers and key executives with the opportunity to participate in an unqualified deferred compensation plan. The total of net participant deferrals, which is reflected in other long-term liabilities, was $464 and $382 at June 25, 1999, and June 26, 1998, respectively.

The Company also has a deferred retirement salary plan, which is limited to certain officers. The Company has accrued the present value of the estimated future retirement benefit payments over the periods from the date of the agreements. The accrued balance of these plans, included in other long-term liabilities, was $865 and $659 at June 25, 1999, and June 26, 1998, respectively.

Total expenses for these plans were $1,158, $1,349 and $1,375 for fiscal years ended 1999, 1998 and 1997, respectively.


N.   ACCRUED LIABILITIES

                                                               June 25, June 26,
                                                                 1999     1998
                                                               -------- --------
   Accrued incentive plan expense                              $ 2,285  $ 1,716
   Accrued vacation expense                                      2,000    1,512
   Accrued salary expense                                        1,297      835
   Accrued payroll and sales tax expense                         1,519      917
   Accrued sales commissions and rebates payable                   951      789
   Accrued warranty expense                                      1,742    1,733
   Accrued workers compensation self-insurance expense           1,724    1,319
   Accrued restructuring costs                                     --       625
   Accrued income tax payable                                    3,304      473
   Accrued other                                                 1,420      912
                                                               -------  -------
                                                               $16,242  $10,831
                                                               =======  =======

O.   OTHER EXPENSE (INCOME)

                                                            Years Ended
                                                     --------------------------
                                                     June 25, June 26, June 27,
                                                       1999     1998     1997
                                                     -------- -------- --------

   Investment income                                  $(259)   $(392)   $(721)
   Loss (gain) on foreign currency transactions           4      164      (58)
   Other, net                                           365      247      (82)
                                                      -----    -----    -----
                                                      $ 110    $  19    $(861)
                                                      =====    =====    =====

P.   CONCENTRATION OF CREDIT RISK

The Company's customers are primarily in the cable television ("CATV") industry. The Company performs periodic credit evaluations of its customers' financial conditions and generally does not require collateral. At June 25, 1999 and June 26, 1998, accounts receivables from customers in the CATV industry were approximately $31,240 and $19,705, respectively. Receivables are generally due within 30 days. Credit losses are provided for in the restated consolidated financial statements and have consistently been within management's expectations.

Sales to two customers were $47,700 (26%) and $31,304 (17%), respectively, in fiscal year 1999. Sales to one customer were $47,098 (31%) in fiscal year 1998. Sales to one customer were $48,026 (36%) in fiscal year 1997.

Q.   COMMITMENTS AND CONTINGENCIES

The Company had an established letter of credit of $1,700 at June 25, 1999, for its self-insured workers' compensation program.

The Company leases real property and other equipment under operating leases. Certain leases are renewable and provide for the payment of real estate taxes and other occupancy expenses. At June 25, 1999, the future minimum lease payments for noncancelable leases with remaining lease terms in excess of one year were as follows:

   Fiscal year ending:
     2000                                                                 $2,096
     2001                                                                  2,123
     2002                                                                  2,090
     2003                                                                    861
     2004                                                                    572
     Thereafter                                                            1,129
                                                                          ------
                                                                          $8,871
                                                                          ======

Rent expense relating to continuing operations was $2,132, $1,226 and $866 for fiscal years ended 1999, 1998 and 1997, respectively.



R.   QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                          First    Second   Third    Fourth
                                          Quarter  Quarter  Quarter  Quarter      1999
                                          -------  -------  -------  --------  ----------
Fiscal Year 1999
Net sales                                $34,654  $39,651  $47,291   $61,829    $183,425
Gross profit                               7,526    9,599   10,878    16,629      44,632
Income (loss) from continuing operations  (1,116)    (992)     588       837        (683)
Discontinued operations                      288       16        -        93         397
                                          -------  -------  -------  --------  ----------
Net income (loss)                        $  (828) $  (976) $   588   $   930    $   (286)
                                          =======  =======  =======  ========  ==========

Net income (loss) per share - basic:
  Continuing operations                  $ (0.06) $ (0.05)  $ 0.02    $ 0.03     $ (0.06)
  Discontinued operations                   0.01     0.00        -      0.00        0.02
                                          -------  -------  -------  --------  ----------
 Net income (loss)                       $ (0.05) $ (0.05)  $ 0.02    $ 0.03     $ (0.04)
                                          =======  =======  =======  ========  ==========

Net income (loss) per share - diluted:
  Continuing operations                  $ (0.06) $ (0.05)  $ 0.02    $ 0.03     $ (0.06)
  Discontinued operations                   0.01     0.00        -      0.01        0.02
                                          -------  -------  -------  --------  ----------
 Net income (loss)                       $ (0.05) $ (0.05)  $ 0.02    $ 0.04     $ (0.04)
                                          =======  =======  =======  ========  ==========

                                          First    Second   Third    Fourth
Fiscal Year 1998                          Quarter  Quarter  Quarter  Quarter (1)  1998
                                          -------  -------  -------  --------------------
Net sales                                 $37,559  $37,758  $40,607   $38,117   $154,041
Gross profit                                8,334    7,957    8,318     7,446     32,055
Income (loss) from continuing operations    1,175      672      847    (1,776)       918
Discontinued operations                         -        -      363       565        928
                                          -------  -------  -------  --------  ----------
Net income (loss)                        $  1,175 $   672   $ 1,210  $ (1,211) $   1,846
                                          -------  -------  -------  --------  ----------

Net income (loss) per share - basic:
  Continuing operations                   $ 0.05   $ 0.03   $ 0.04   $ (0.09)     $ 0.04
  Discontinued operations                      -        -     0.01      0.03        0.04
                                          -------  -------  -------  --------  ----------
 Net income (loss)                        $ 0.05   $ 0.03   $ 0.05   $ (0.06)     $ 0.08
                                          -------  -------  -------  --------  ----------

Net income (loss) per share - diluted:
  Continuing operations                   $ 0.05   $ 0.03   $ 0.04   $ (0.09)     $ 0.04
  Discontinued operations                      -        -     0.01      0.03        0.04
                                          -------  -------  -------  --------  ----------
 Net income (loss)                        $ 0.05   $ 0.03   $ 0.05   $ (0.06)     $ 0.08
                                          -------  -------  -------  --------  ----------

--------
(1) Results from continuing operations for the fourth quarter of fiscal year 1998 include a provision for restructuring costs of $625.

S.   LITIGATION

As previously reported in the Company's Annual Report for the fiscal year ended June 27, 1997, on or about March 31, 1995, certain shareholders of the Company filed a complaint in the United States District Court for the Eastern District of Pennsylvania against the Company and its Chief Executive Officer alleging violations of Sections 10 (b) and 20 (a) of the Securities Exchange Act of 1934 and common law. On September 27, 1997, a tentative settlement was reached with respect to this litigation and the settlement amount was recorded in the financial statements during the first quarter of fiscal year 1998. On July 14, 1998, the United States District Court for the Eastern District of Pennsylvania approved the settlement reached by the parties and dismissed the case with prejudice.

T.   SEGMENT INFORMATION

The Company adopted the Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" (Statement
131), in fiscal year 1999. In fiscal year 1999 and 1998, the Company operated in two industry segments; the Electronic Distribution Products segment, which provides HFC equipment for signal distribution applications and technical services primarily to the CATV market and the Broadband Management Services segment, which provides Internet enabling technical services and support to broadband operators in the United States. In fiscal year 1997, the Company operated in three industry segments: the Electronic Distribution Products segment, the Broadband Management Services segment, and the Digital Fiber Optics Transmission Products segment, which has been reported as a discontinued business segment and provided products for long-distance, point-to-point video, voice and data signal transmission applications, primarily for telephony, distance-learning and other non-CATV markets. On July 10, 1997, the Company announced the discontinuation of its Digital Fiber Optics Transmission Products segment.

Information about industry segments for fiscal years 1999, 1998, and 1997 is as follows:

                                                                                            Discontinued
                                                        Continuing Operations                Operations
                                              ----------------------------------------- ---------------------
                                                                                               Digital
                                                   Electronic            Broadband          Fiber Optics
                                                  Distribution          Management          Transmission
                                                    Products             Services             Products              Total
                                              --------------------  ------------------- ---------------------  ----------------
 Year ended June 25, 1999
   Total revenue                                        $ 176,790              $ 6,635           $       -            $183,425
   Operating income (loss)                                  8,154               (2,508)                  -               5,646
   Investment income                                          150                  109                   -                 259
   Interest expense                                         1,376                    8                   -               1,384
   Income tax expense                                       4,835                 -                      477             5,312
   Identifiable assets at June 25, 1999                    95,672                6,844                 1,286           103,802
   Capital expenditures                                     6,828                1,331                   -               8,159
   Depreciation and amortization                            8,496                  364                   -               8,860
 Year ended June 26, 1998
   Total revenue                                        $ 152,765              $ 1,276           $       -            $154,041
   Operating income (loss)                                  3,278               (1,560)                  -               1,718
   Investment income                                          369                   23                   -                 392
   Interest expense                                           390                    9                   -                 399
   Income tax expense (benefit)                               972                 (590)                  (94)              288
   Identifiable assets at June 26, 1998                    82,319                1,755                 2,889            86,963
   Capital expenditures                                     9,287                  766                   -              10,053
   Depreciation and amortization                            6,792                  175                   -               6,967
 Year ended June 27, 1997
   Total revenue                                        $ 132,676              $ 1,104           $     7,994          $141,774
   Operating income (loss)                                  1,501                 (433)               (9,357)           (8,289)
   Investment income                                          712                    9                   -                 721
   Interest expense                                           371                    9                   -                 380
   Income tax expense (benefit)                               788                 (137)               (2,752)           (2,101)
   Identifiable assets at June 27, 1997                    82,099                  952                 7,530            90,581
   Capital expenditures                                     6,989                  255                   698             7,942
   Depreciation and amortization                            5,371                   62                 1,388             6,821

The Company and subsidiaries operate in various geographic areas. The table below presents the Company's continuing operations in each of the geographic areas as indicated by the following:

                                           U.S.            Canada        Europe        Eliminations            Total
                                       ---------------  -------------   ----------  -------------------   ----------------

Year ended June 25, 1999
Sales to unaffiliated customers:
Domestic                                    $ 163,889          $ 421         $236                  $ -          $ 164,546
Export                                         18,879              -            -                    -             18,879
Transfers between geographic areas                162              -            -                 (162)                 -
Total revenue                                 182,930            421          236                 (162)           183,425
Operating income (loss)                         5,958           (280)         (32)                   -              5,646
Investment income                                 259              -            -                    -                259
Interest expense                                1,384              -            -                    -              1,384
Income tax expense                              4,835              -            -                    -              4,835
Identifiable assets at June 25, 1999          101,524            509          483                    -            102,516
Capital expenditures                            8,159              -            -                    -              8,159
Depreciation and amortization                   8,824             12           24                    -              8,860
Year ended June 26, 1998
Sales to unaffiliated customers:
Domestic                                    $ 121,371         $1,635         $146                  $ -          $ 123,152
Export                                         30,889              -            -                    -             30,889
Transfers between geographic areas                798              -            -                 (798)                 -
Total revenue                                 153,058          1,635          146                 (798)           154,041
Operating income                                1,239            290          189                    -              1,718
Investment income                                 390              -            2                    -                392
Interest expense                                  398              -            1                    -                399
Income tax expense                                405              8          (31)                   -                382
Identifiable assets at June 26, 1998           82,839            954          281                    -             84,074
Capital expenditures                           10,052              1            -                    -             10,053
Depreciation and amortization                   6,931             12           24                    -              6,967
Year ended June 27, 1997
Sales to unaffiliated customers:
Domestic                                    $ 107,723         $1,523         $751                  $ -          $ 109,997
Export                                         23,783              -            -                    -             23,783
Transfers between geographic areas                (95)             -            -                   95                  -
Total revenue                                 131,411          1,523          751                   95            133,780
Operating income                                  889            162           17                    -              1,068
Investment income                                 716              -            5                    -                721
Interest expense                                  379              -            1                    -                380
Income tax expense                                553            100           (2)                   -                651
Identifiable assets at June 27, 1997           80,911          1,542          598                    -             83,051
Capital expenditures                            7,212              6           26                    -              7,244
Depreciation and amortization                   5,370             12           51                    -              5,433


U. SUBSEQUENT EVENT

In December 1999, the Company amended its credit agreement established with three banks under which it may borrow up to $70,000. The agreement has two parts. First, $20,000 is available as a revolving line-of-credit, subject to an aggregate sub-limit of $2,000 for issuance of letters of credit, which is committed through November 30, 2000. The second part is a standby acquisition facility, which enables the Company to borrow up to $50,000, for strategic acquisitions and/or investments, which is also committed through November 30, 2000. A pricing matrix has been established for credit pricing on these facilities which is a function of the Company's total funded indebtedness to earnings before interest, taxes, depreciation and amortization (EBITDA) ratio. Borrowings under this credit agreement bear interest at various rates, at the Company's option. Borrowings on these facilities are unsecured, subject to a negative pledge on all business assets, and the Company is required to maintain certain financial ratios and indebtedness tests.

FINANCIAL REPORT

To the Shareholders:

The management of C-COR.net Corp. is responsible for the preparation of all financial statements in this Annual Report on Form 10-K. These statements were prepared in accordance with generally accepted accounting principles from the books and records maintained by the Company. Adequate accounting systems and financial controls are maintained to assure that these records reflect the transactions of the Company and that its assets are protected from loss or unauthorized use. In addition, the Audit Committee of the Board of Directors meets periodically with management and KPMG LLP to discuss financial reporting matters, the internal controls, and the scope and results of the audit.


/s/ William T. Hanelly

William T. Hanelly
Vice President - Finance,
Secretary and Treasurer
March 15, 2000

INDEPENDENT AUDITORS' REPORT


To the Board of Directors
C-COR. net Corp. and Subsidiaries:

We have audited the accompanying restated consolidated balance sheets of C-COR.net Corp. and Subsidiaries as of June 25, 1999, and June 26, 1998, and the related restated consolidated statements of operations, cash flows and shareholders' equity for each of the years in the three-year period ended June 25, 1999. These restated consolidated financial statements and the restated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these restated consolidated financial statements and the restated financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the restated consolidated financial statements referred to above present fairly, in all material respects, the financial position of C-COR.net Corp. and Subsidiaries as of June 25, 1999, and June 26, 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended June 25, 1999, in conformity with generally accepted accounting principles. Also in our opinion the related restated financial statement schedule, when considered in relation to the basic restated consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



/s/ KPMG LLP
---------------------------
KPMG LLP
State College, Pennsylvania
March 10, 2000

Part IV

Item 14. Exhibits, Financial Statements and Reports on Form 8-K

(1) The following financial statement schedule of the Registrant is filed as a part of this report:

     Schedule II--Valuation and Qualifying Accounts

     Schedules other than the one listed above, have been omitted because they are not applicable or the required information is shown in the restated consolidated financial statements or notes thereto.

(2) Exhibits*

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

   (10) (j) Form of Indemnification Agreement dated May 23, 1995, between the Registrant and Joseph E. Zavacky (incorporated by reference to Exhibit (10) (hh) to the Registrant's Form 10-K for the year ended June 30, 1995, Securities and Exchange Commission File No.0-10726).

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

   (10) (ee)    Supplemental Retirement Plan Participation Agreement dated
                February 23, 1998, between the Registrant and Lynn D. Hutcheson
                (incorporated by reference to Exhibit (10) (oo) to the Registrant's Form 10-K for the year ended June 26, 1998,
                Securities and Exchange Commission File No. 0-10726).

   (10) (ff)    Employment Agreement dated June 22, 1998, between the Registrant and David A. Woodle (incorporated by reference to Exhibit (10)
                (rr) to the Registrant's Form 10-K for the year ended June 26, 1998, Securities and Exchange Commission File No. 0-10726).

   (10) (gg)    Fiscal Year 1999 Profit Incentive Plan (incorporated by
                reference to Exhibit (10) (ss) to the Registrant's Form 10-K for the year ended June 26, 1998, Securities and Exchange Commission
                File No. 0-10726).

   (10) (hh)    C-COR Electronics, Inc. Incentive Plan (incorporated by
                reference to Exhibit (10) (tt) to the Registrant's Form 10-K for the year ended June 26, 1998, Securities and Exchange Commission
                File No. 0-10726).

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

   (10) (rr)    Employment Agreement dated July 9, 1999 between the Registrant and David R. Ames.

   (10) (ss)    Employment Agreement dated July 9, 1999 between the Registrant and Terry L. Wright.

   (11)         Statement re Computation of Earnings Per Share.

   (13)         Annual Report to Shareholders for the year ended June 25, 1999.

   (21)         Subsidiaries of the Registrant.

   (23) (a)     Consent of Independent Accountant of C-COR.net Corp.

   (27.1)       Restated Financial Data Schedule

   (27.2)       Restated Financial Data Schedule

   (27.3)       Restated Financial Data Schedule

     * All exhibits listed herein, other than Exhibit - 23(a) Consent of Independent Auditors of C-COR.net Corp. and Exhibits - 27.1 through 27.3 Restated Financial Data Schedules, and not otherwise incorporated by reference to reports or registration statements of the Registrant were filed with the Registrant's report on Form 10-K for the fiscal ended June 25,1999. Such exhibits are incorporated herein by reference and made a part hereof.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                C-COR.net Corp.
                                                (Registrant)



March 15, 2000                              By:  /s/ William T. Hanelly
                                                ---------------------------
                                                     William T. Hanelly
                                                     Vice President-Finance,
                                                     Secretary and Treasurer


                          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                Col. A                            Col. B               Col. C
----------------------------------------------------------------------------------------------------------
                                                                                      Additions
                                                                             -----------------------------
                                                                Balance at      Charged      Charged to
                                                                 Beginning      to Costs    Costs Accounts-
                             Description                         of Period    and Expenses    Describe
----------------------------------------------------------------------------------------------------------
Year ended June 25, 1999
Reserves deducted from assets to which they apply:
        Allowance for Doubtful Accounts                         $   923,000    $   325,000             $0
        Inventory Reserve - Continuing Operations                 3,213,000      1,757,000              0
        Inventory Reserve - Discontinued Operations                 845,000              0              0
                                                              --------------- ------------- -------------
                                                                $ 4,981,000    $ 2,082,000             $0
                                                               ============== ============= =============

Reserves not deducted from assets:
        Product Warranty Reserve - Continuing Operations        $  1,733,000   $ 1,184,000             $0
        Product Warranty Reserve - Discontinued Operations         2,291,000      (301,000)             0
        Workers' compensation self-insurance                       1,319,000       837,000              0
        Allowance for Discontinued Operations                        600,000      (475,000)             0
                                                              --------------- ------------- -------------
                                                                $  5,943,000   $ 1,245,000             $0
                                                               ============== ============= =============

Year ended June 26, 1998
Reserves deducted from assets to which they apply:
        Allowance for Doubtful Accounts                         $    756,000   $   168,000             $0
        Inventory Reserve - Continuing Operations                  1,233,000     2,900,000              0
        Inventory Reserve - Discontinued Operations                3,630,000    (1,573,000)             0
                                                              --------------- ------------- -------------
                                                                $  5,619,000   $ 1,495,000             $0
                                                               ============== ============= =============

Reserves not deducted from assets:
        Product Warranty Reserve - Continuing Operations        $  2,185,000   $   983,000             $0
        Product Warranty Reserve - Discontinued Operations         3,429,000     1,283,000              0
        Workers' compensation self-insurance                       1,162,000       921,000              0
        Allowance for Discontinued Operations                      3,375,000             0              0
                                                              --------------- ------------- -------------
                                                                $ 10,151,000   $ 3,187,000             $0
                                                               ============== ============= =============

Year ended June 27, 1997
Reserves deducted from assets to which they apply:
        Allowance for Doubtful Accounts                         $    601,000   $   181,000             $0
        Inventory Reserve - Continuing Operations                  1,112,000     1,323,000              0
        Inventory Reserve - Discontinued Operations                  305,000     3,418,000              0
                                                              --------------- ------------- -------------
                                                                $  2,018,000   $ 4,922,000             $0
                                                               ============== ============= =============

Reserves not deducted from assets:
        Product Warranty Reserve - Continuing Operations        $  1,724,000   $ 2,310,000             $0
        Product Warranty Reserve - Discontinued Operations                 0     4,028,000              0
        Workers' compensation self-insurance                         704,000     1,068,000              0
        Allowance for Discontinued Operations                              0     3,375,000              0
                                                              --------------- ------------- -------------
                                                                $  2,428,000   $10,781,000             $0
                                                               ============== ============= =============


                              Col. A                              Col. D             Col. E
------------------------------------------------------------------------------------------------
                                                                                   Balance at
                                                              Deductions-              End
                            Description                         Describe            of Period
------------------------------------------------------------------------------------------------
Year ended June 25, 1999
Reserves deducted from assets to which they apply:
        Allowance for Doubtful Accounts                      $   241,000 (1)        $ 1,007,000
        Inventory Reserve - Continuing Operations              2,739,000 (2)          2,231,000
        Inventory Reserve - Discontinued Operations              845,000 (2)                  0
                                                           -------------          -------------
                                                             $ 3,825,000            $ 3,238,000
                                                            ============          =============

Reserves not deducted from assets:
        Product Warranty Reserve - Continuing Operations     $ 1,175,000 (3)        $ 1,742,000
        Product Warranty Reserve - Discontinued Operations     1,580,000 (3)            410,000
        Workers' compensation self-insurance                     432,000 (4)          1,724,000
        Allowance for Discontinued Operations                          0 (5)            125,000
                                                            ------------          -------------
                                                             $ 3,187,000            $ 4,001,000
                                                            ============          =============

Year ended June 26, 1998
Reserves deducted from assets to which they apply:
        Allowance for Doubtful Accounts                      $     1,000 (1)        $   923,000
        Inventory Reserve - Continuing Operations                920,000 (2)          3,213,000
        Inventory Reserve - Discontinued Operations            1,212,000 (2)            845,000
                                                           -------------          -------------
                                                             $ 2,133,000            $ 4,981,000
                                                           =============          =============

Reserves not deducted from assets:
        Product Warranty Reserve - Continuing Operations     $ 1,435,000 (3)        $ 1,733,000
        Product Warranty Reserve - Discontinued Operations     2,421,000 (3)          2,291,000
        Workers' compensation self-insurance                     764,000 (4)          1,319,000
        Allowance for Discontinued Operations                  2,775,000 (5)            600,000
                                                           -------------          -------------
                                                             $ 7,395,000            $ 5,943,000
                                                           =============          =============

Year ended June 27, 1997
Reserves deducted from assets to which they apply:
        Allowance for Doubtful Accounts                      $     2,000 (1)        $   780,000
        Inventory Reserve - Continuing Operations              1,202,000 (2)          1,233,000
        Inventory Reserve - Discontinued Operations               93,000 (2)          3,630,000
                                                            ------------          -------------
                                                             $ 1,297,000            $ 5,643,000
                                                            ============          =============

Reserves not deducted from assets:
        Product Warranty Reserve - Continuing Operations     $ 1,849,000 (3)        $ 2,185,000
        Product Warranty Reserve - Discontinued Operations       599,000 (3)          3,429,000
        Workers' compensation self-insurance                     610,000 (4)          1,162,000
        Allowance for Discontinued Operations                          0              3,375,000
                                                            ------------          -------------
                                                             $ 3,058,000            $10,151,000
                                                            ============          =============

[FN]

     (1) Uncollectible accounts written off, net of recoveries.
     (2) Inventory disposals.
     (3) Warranty claims honored during year.
     (4) Workers compensation claims paid.
     (5) Expenses for Discontinued Operations incurred from measurement date to disposal date.

     Note: Unless otherwise indicated, reserves relate to continuing operations.