Form 10-Q
period 2000-03-24
C COR NET CORP
filed 2000-05-08
CIK 350621

United States

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q
             [ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the thirteen-week period ended: March 24, 2000

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

Common Stock, $.05 Par Value - 33,822,945 shares as of April 24, 2000.

                                      INDEX

                                 C-COR.net Corp.



PART I. FINANCIAL INFORMATION


Item 1. Financial Statements (unaudited).

              Condensed consolidated balance sheets -- March 24, 2000, and June 25, 1999.

              Condensed consolidated statements of operations -- thirteen weeks ended March 24, 2000, and March 26, 1999; thirty-nine weeks ended March 24, 2000, and March 26, 1999.

              Condensed consolidated statements of cash flows -- thirty-nine weeks ended March 24, 2000, and March 26, 1999.

              Notes to condensed consolidated financial statements -- March 24, 2000.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

Item 1. Financial Statements

                             C-COR.net Corp.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                         March 24,     June 25,
                                                           2000          1999
                                                         ---------    ---------
                                                        (Unaudited)
                                                             (000's omitted)
                                     ASSETS
CURRENT ASSETS
Cash and cash equivalents                                $  75,547    $   5,805
Marketable securities                                       51,889          445
Interest receivable                                            847            1
Accounts and notes receivables, net                         44,204       35,252
Inventories                                                 31,427       23,565
Deferred taxes                                               6,699        6,352
Property held for sale, net                                  1,100        1,281
Other current assets                                         2,713        2,265
Net current assets of discontinued operations                  109          433
                                                         ---------    ---------
TOTAL CURRENT ASSETS                                       214,535       75,399

Property, plant, and equipment, net                         28,864       28,821
Intangible assets, net                                       2,560        1,131
Deferred taxes                                               4,927        1,113
Other long-term assets                                       6,540        2,716
                                                         ---------    ---------
      TOTAL ASSETS                                       $ 257,426    $ 109,180
                                                         =========    =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                         $  14,465    $  16,421
Accrued liabilities                                         20,097       17,400
Line-of-credit and short-term
 credit obligations                                              -        4,638
Current portion of long-term debt                              226          858
                                                         ---------    ---------
TOTAL CURRENT LIABILITIES                                   34,788       39,317

Long-term debt, less current portion                         1,587        3,741
Other long-term liabilities                                  1,984        1,464
Commitments and contingent liabilities
                                                         ---------    ---------
TOTAL LIABILITIES                                           38,359       44,522

Series A redeemable convertible preferred
 stock, no par                                                   -        3,393

SHAREHOLDERS' EQUITY
Preferred stock, no par; authorized 2,000,000
 shares; issued, none
Convertible preferred stock, no par                              -       24,304
Common stock, $.05 par; authorized shares
 100,000,000 at March 24, 2000 and 48,000,000
 at June 25, 1999, issued shares of 34,965,933
 on March 24, 2000, and 23,923,065 on June 25, 1999          1,748        1,197
Additional paid-in capital                                 193,918       22,416
Accumulated other comprehensive loss                          (127)         (96)
Unearned compensation                                          (12)           -
Retained earnings                                           30,520       20,605
Treasury stock at cost, shares of 1,201,446 on
 March 24, 2000 and 1,318,118 on June 25, 1999              (6,980)      (7,161)
                                                         ---------    ---------
TOTAL SHAREHOLDERS' EQUITY                                 219,067       61,265
                                                         ---------    ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $ 257,426    $ 109,180
                                                         =========    =========

See notes to condensed consolidated financial statements.

                             C-COR.net Corp.
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                      Thirteen Weeks Ended             Thirty-nine Weeks Ended
                                                                 --------------------------------  --------------------------------
                                                                 March 24, 2000   March 26, 1999   March 24, 2000   March 26, 1999
                                                                 --------------   ---------------  ---------------  ---------------
                                                                               (000's omitted, except per share data)
NET SALES                                                             $ 62,936          $ 51,819        $ 201,598        $ 135,001
COST AND EXPENSES:
  Cost of sales                                                         47,108            39,924          151,458          105,307
  Selling and administrative                                             6,214             7,366           21,087           20,823
  Research and product development                                       4,323             2,481           11,006            8,442
  Merger-related costs                                                   4,373                 -            8,046                -
  Interest expense                                                          14               182              775              345
  Investment income                                                     (1,884)              (64)          (2,802)            (199)
  Other expense (income), net                                              (73)              (67)             226              142
                                                                 --------------   ---------------  ---------------  ---------------
                                                                        60,075            49,822          189,796          134,860
                                                                 --------------   ---------------  ---------------  ---------------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                    2,861             1,997           11,802              141
INCOME TAX (BENEFIT) EXPENSE                                            (1,774)            1,246            2,532            2,210
                                                                 --------------   ---------------  ---------------  ---------------
INCOME (LOSS) FROM CONTINUING OPERATIONS                                 4,635               751            9,270           (2,069)
DISCONTINUED OPERATIONS:
  Gain on disposal of discontinued business segment, net of tax            780                 -              822              304
                                                                 --------------   ---------------  ---------------  ---------------
NET INCOME (LOSS)                                                        5,415               751           10,092           (1,765)
Dividend requirements on preferred stocks                                    -              (144)               -             (468)
                                                                 --------------   ---------------  ---------------  ---------------
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS                     $ 5,415             $ 607         $ 10,092         $ (2,233)
                                                                 ==============   ===============  ===============  ===============
NET INCOME (LOSS) PER SHARE - BASIC:
  Continuing operations                                                 $ 0.14            $ 0.03           $ 0.32          $ (0.11)
  Discontinued operations:
  Gain on disposal                                                        0.02                 -             0.03             0.01
                                                                 --------------   ---------------  ---------------  ---------------
NET INCOME (LOSS) PER SHARE                                             $ 0.16            $ 0.03           $ 0.35          $ (0.10)
                                                                 ==============   ===============  ===============  ===============
NET INCOME (LOSS) PER SHARE - DILUTED:
  Continuing operations                                                 $ 0.13            $ 0.03           $ 0.28          $ (0.11)
  Discontinued operations:
  Gain on disposal                                                        0.02                 -             0.02             0.01
                                                                 --------------   ---------------  ---------------  ---------------
NET INCOME (LOSS) PER SHARE                                             $ 0.15            $ 0.03           $ 0.30          $ (0.10)
                                                                 ==============   ===============  ===============  ===============

                             C-COR.net Corp.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                         March 24,     March 26,
                                                            2000          1999
--------------------------------------------------------------------------------
                                                              (000's omitted)
OPERATING ACTIVITIES
NET INCOME (LOSS)                                         $  10,092    $  (1,765)
Adjustments to reconcile net income (loss) to net cash
 and cash equivalents provided by operating activities:
  Depreciation and amortization                               7,219        5,772
  Amortization of debt discount                                 381            -
  Amortization of unearned restricted stock                      10            -
  Gain on disposal of discontinued operations, net of tax      (822)        (304)
  Provision for deferred retirement salary plan                 459          186
  Loss on sale of property, plant, and equipment                331           56
  Changes in operating assets and liabilities:
     Interest receivable                                       (846)           -
     Accounts receivable                                     (8,066)      (5,994)
     Inventories                                             (7,862)      (4,771)
     Other assets                                               (40)       2,109
     Accounts payable                                        (1,956)       7,945
     Accrued liabilities                                      2,430        2,697
     Deferred income taxes                                   (3,968)      (1,575)
     Discontinued operations - working capital changes
       and noncash charges                                    1,146         (566)
                                                           ---------    ---------
NET CASH AND CASH EQUIVALENTS (USED IN)
      PROVIDED BY OPERATING ACTIVITIES                       (1,492)       3,790
                                                           ---------    ---------

INVESTING ACTIVITIES
Purchase of property, plant, and equipment                   (6,868)      (5,601)
Purchase of marketable securities and other short
 term investments                                           (51,444)         (27)
Change in other assets                                            -           89
Asset purchase of ACSI                                       (3,246)           -
Investment in equity securities                              (3,501)           -
Proceeds from sale of property, plant, and equipment              8           16
                                                           ---------    ---------
NET CASH AND CASH EQUIVALENTS
      USED IN INVESTING ACTIVITIES                          (65,051)      (5,523)
                                                           ---------    ---------

FINANCING ACTIVITIES
Payment of debt and capital lease obligations                (2,786)      (4,786)
Proceeds from long-term debt borrowing                            -        3,000
Proceeds from (payments on) short-term credit
 facilities, net                                             (5,019)       4,218
Tax benefit deriving from exercise and sale of stock
 option shares                                                2,775            -
Issue common stock to employee stock purchase plan               85           36
Proceeds from exercise of stock options                       4,909          419
Proceeds from exercise of warrants                            2,960            -
Proceeds from issuance of common stock                      133,361            -
Proceeds from issuance of convertible preferred stock             -        1,355
Purchase of treasury stock                                        -       (1,265)
                                                           ---------    ---------
NET CASH AND CASH EQUIVALENTS
     PROVIDED BY FINANCING ACTIVITIES                       136,285        2,977
                                                           ---------    ---------
INCREASE IN CASH AND CASH EQUIVALENTS                        69,742        1,244
ELIMINATION OF DUPLICATED ACTIVITY                                -        1,014
Cash and cash equivalents at beginning of year                5,805        3,454
                                                           ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                $  75,547    $   5,712
                                                           =========    =========

 See notes to consolidated financial statements.

                            C-COR.net Corp.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying, unaudited, condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, and in the opinion of management, contain all adjustments (consisting only of normal, recurring adjustments) necessary to fairly present the Company's financial position as of March 24, 2000, and the results of its operations for the thirteen-week and thirty-nine-week periods then ended. Operating results for the thirteen-week and thirty-nine-week period are not necessarily indicative of the results that may be expected for the year ending June 30, 2000. The consolidated balance sheet at June 25, 1999, has been derived from the supplemental financial statements at that date which gives effect to the transaction with Worldbridge Broadband Services, Inc. For further information, refer to financial statements and footnotes thereto included in the Company's Form 8-K/A dated February 18, 2000.

2. DESCRIPTION OF BUSINESS

The Company designs, manufactures, and markets cable network transmission products and provides services and support to cable network operators. The Company offers a comprehensive range of products, including radio frequency ("RF") amplifiers, and fiber optic components for the cable headend, node and RF plant. The Company's services focus on enabling reliable, high-speed, broadband communications over hybrid fiber coax ("HFC") networks, and include network design, service activation, optimization, management and maintenance.

3. BUSINESS COMBINATIONS

POOLING OF INTEREST

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

On February 18, 2000, the Company consummated a merger with Worldbridge Broadband Services, Inc. ("Worldbridge"), a Delaware corporation, whereby Worldbridge became a wholly owned subsidiary of the Company. As consideration in the merger, each outstanding share of common stock of Worldbridge was converted into .197249 shares of the Company's common stock, plus a right to receive a pro-rata portion of 160,356 shares that were issued into escrow, resulting in the issuance of approximately 1,603,584 shares of the Company's common stock (including the escrowed shares). Outstanding stock options to acquire Worldbridge common stock were converted into stock options to acquire the Company's common stock, using a conversion ratio of .219166 shares of the Company's common stock for each share of Worldbridge common stock, (with appropriate adjustment to the exercise price) for an aggregate of stock options to acquire 196,416 shares of the Company's common stock. The merger was accounted for under the pooling-of-interests method of accounting.

The Company recorded one-time charges of $8,046,000, ($7,022,000, net of tax) related to the business combinations. One-time charges of $3,673,000 ($3,113,000, net of tax) and $4,373,000 ($3,909,000, net of tax) were recorded in the thirteen-week periods ended September 24, 1999 and March 24, 2000, respectively. The one-time charges include merger transaction costs, as well as restructuring costs which included severance payments for approximately 40 employees affected by consolidation of positions and administrative functions resulting from the mergers, and write-off of assets related to existing fiber optic products that became redundant as a result of the acquisition of SVCI.

The pooling-of-interests method of accounting requires that historical financial results of the merged companies be combined and presented as if the companies had always operated as one entity. Accordingly, the Company's financial statements are presented on a restated combined basis for all periods presented.

ASSET PURCHASE

On January 28, 2000, a wholly owned subsidiary of the Company purchased substantially all the assets of Advanced Communications Services, Inc. ("ACSI"), a provider of advanced network engineering services, for $3,610,000. As a result of the acquisition, the Company recorded goodwill in the amount of $2,461,000 related to the excess of the purchase price over the fair value of net assets acquired. The allocation of the purchase price to the net assets acquired is subject to finalization. Management does not believe that the final purchase price allocation will produce materially different results than those reflected herein. The goodwill is being amortized on a straight-line basis over ten years. The Company did not assume any material liabilities of ACSI in the transaction.

4. PUBLIC OFFERING

On November 12, 1999, the Company completed a follow-on public offering of its common stock, whereby 3,220,000 shares of common stock were issued and sold at a price of $44.00 per share (this equates to 6,440,000 shares at $22.00 per share on a post-split basis). This offering resulted in net proceeds (after deducting issuance costs) to the Company of $133,361,000. The proceeds of the offering were used for repayment of debt, and will also be used for strategic investments, capital expenditures, working capital, and other general corporate purposes.

5. STOCK SPLIT

On December 7, 1999, the Company's board of directors declared a two-for-one stock split of the Company's common stock. The stock split was effective for all shares of record as of the close of business on December 22, 1999. The additional shares were distributed on January 6, 2000. In connection with the stock split, the par value per share of common stock was reduced from $.10 to $.05 and the authorized number of shares of common stock was increased from 50,000,000 to 100,000,000. All share and per share amounts have been adjusted for the two-for-one stock split effective December 22, 1999, for all periods presented.

6. INVENTORIES

                                                  March 24,    June 25,
                                                     2000        1999
                                                 --------     ---------
                                                      (000's omitted)
   Raw materials                                   $20,534      $17,240
   Work-in-process                                   4,800        3,038
   Finished goods                                    6,093        3,287
                                                 ---------    ---------
      Total inventories                            $31,427      $23,565
                                                 =========    =========

7. ACCRUED LIABILITIES

Accrued liabilities consisted of:

                                         March 24,              June 25,
                                            2000                  1999
                                      ----------------       ----------------
                                                 (000's omitted)
Accrued incentive plan expense                $ 2,069                $ 2,285
Accrued vacation expense                        1,837                  2,000
Accrued salary expense                          2,591                  1,704
Accrued payroll and sales tax                   1,251                  1,639
Accrued warranty expense                        1,951                  1,742
Accrued workers compensation
  self-insurance expense                        2,210                  1,724
Accrued merger-related costs                    2,155                      -
Accrued sales commissions and
 rebates payable                                  614                    951
Accrued income taxes                            2,848                  3,383
Accrued other                                   2,571                  1,972
                                      ----------------       ----------------
                                              $20,097                $17,400
                                      ================       ================

8. COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive loss, net of tax, of the Company are as follows:

                                              March 24,                June 25,
                                                 2000                    1999
                                              -----------             ----------
                                                       (000's omitted)
Foreign currency translation loss               $  (121)                 $  (92)
Unrealized loss on marketable securities             (6)                     (4)
                                              ----------              ----------
Accumulated other comprehensive loss            $  (127)                 $  (96)
                                              ==========              ==========

The components of comprehensive income (loss) of the Company for the thirteen-week, and thirty-nine week periods ended March 24, 2000, and March 26, 1999, are as follows:

                                                  Thirteen Weeks Ended                 Thirty-nine Weeks Ended
                                             -------------------------------      -------------------------------
                                               March 24,          March 26,         March 24,          March 26,
                                                  2000              1999               2000              1999
                                             -------------      ------------      -------------      ------------
                                                       (000's omitted)                      (000's omitted)
Net income (loss)                                 $ 5,415           $   751            $10,092           $(1,765)
Other comprehensive loss, net of tax:
    Unrealized loss on equity securities                -                 -                 (2)               (5)
    Foreign currency translation loss                 (20)              (31)               (29)               (5)
                                                  --------         --------            --------         --------
Other comprehensive loss                              (20)              (31)               (31)              (10)
                                                  --------         --------            --------         --------
Comprehensive income (loss)                       $ 5,395           $   720            $10,061           $(1,775)
                                                  ========         ========            ========         ========

9. NET INCOME (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding. Dilutive net income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding plus the dilutive effect of options, warrants and convertible preferred stock. The dilutive effect of options and warrants is calculated under the treasury stock method using the average market price for the period. The dilutive effect of the convertible preferred stock is calculated under the if-converted method. Net income (loss) per share is calculated as follows:

                                                             Thirteen Weeks Ended         Thirty-nine Weeks Ended
                                                          ----------------------------   -----------------------------
                                                            March 24,     March. 26,      March 24,      March. 26,
                                                              2000           1999           2000            1999
                                                          -------------  -------------   ------------   -------------

Income (loss) from continuing operations                       $ 4,635       $    751       $  9,270        $ (2,069)
Less:
  Accretion of convertible preferred stock                           -           (144)             -            (468)
                                                          -------------  -------------   ------------   -------------
Continuing income (loss) available to common shareholders        4,635            607          9,270          (2,537)
Gain from discontinued operations                                  780              -            822             304
                                                          -------------  -------------   ------------   -------------
Net income (loss) available to common shareholders             $ 5,415       $    607       $ 10,092        $ (2,233)
                                                          =============  =============   ============   =============

Weighted average common shares outstanding                      33,315         22,430         28,657          22,466
Common stock equivalents                                         3,683          4,493          4,594               -
                                                          -------------  -------------   ------------   -------------
Dilutive potential common shares                                36,998         26,923         33,251          22,466
                                                          =============  =============   ============   =============

Basic:
  Continuing operations                                        $  0.14       $   0.03       $   0.32        $  (0.11)
  Discontinued operations                                         0.02           0.00           0.03            0.01
                                                          -------------  -------------   ------------   -------------
Net income (loss) available to common shareholders             $  0.16       $   0.03       $   0.35        $  (0.10)
                                                          =============  =============   ============   =============

Diluted:
  Continuing operations                                        $  0.13       $   0.03       $   0.28        $  (0.11)
  Discontinued operations                                         0.02           0.00           0.02            0.01
                                                          -------------  -------------   ------------   -------------
Net income (loss) available to common shareholders             $  0.15       $   0.03       $   0.30        $  (0.10)
                                                          =============  =============   ============   =============

10. SEGMENT INFORMATION

The Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" (Statement
131), in fiscal year 1999. For the thirteen-week and thirty-nine-week periods ended March 24, 2000 and March 26, 1999, the Company operated in two industry segments; the Electronic Distribution Products segment, which provides HFC equipment for signal distribution applications, primarily to the cable television market, and the Broadband Management Services segment, which provides HFC technical services and Internet enabling technical services and support to broadband operators.

Information about industry segments for the thirteen-week and the thirty-nine week periods ended March 24, 2000, and March 26, 1999, are as follows:

                                                                          Continuing Operations
                                                                      ----------------------------
                                                                         Electronic     Broadband
                                                                         Distribution   Management
                                                                         Products       Services            Total
                                                                      ----------------------------------------------

13 week period ended March 24, 2000
Total revenue                                                            $ 53,564         $ 9,372          $ 62,936
Operating income (loss) (A)                                                 6,462          (1,171)            5,291
Investment income                                                                                             1,884
Interest expense                                                                                                 14
Income tax expense (benefit) (A)                                                                             (1,310)
Identifiable assets at March 24, 2000                                     238,684          18,633           257,317
Capital expenditures                                                        1,060             627             1,687
Depreciation and amortization                                               1,818             548             2,366

13 week period ended March 26, 1999
Total revenue                                                            $ 44,678         $ 7,141          $ 51,819
Operating income                                                            2,022              26             2,048
Investment income                                                                                                64
Interest expense                                                                                                182
Income tax expense                                                                                            1,246
Identifiable assets at March 26, 1999                                      87,454          13,358           100,812
Capital expenditures                                                        1,954             474             2,428
Depreciation and amortization                                               1,285             275             1,560

39 week period ended March 24, 2000
Total revenue                                                            $174,400         $27,198          $201,598
Operating income (loss) (A)                                                21,277          (3,230)           18,047
Investment income                                                                                             2,802
Interest expense                                                                                                775
Income tax expense (A)                                                                                        3,556
Identifiable assets at March 24, 2000                                     238,684          18,633           257,317
Capital expenditures                                                        5,070           1,798             6,868
Depreciation and amortization                                               5,970           1,249             7,219

39 week period ended March 26, 1999
Total revenue                                                            $117,829         $17,172          $135,001
Operating income (loss)                                                     3,019          (2,590)              429
Investment income                                                                                               199
Interest expense                                                                                                345
Income tax expense                                                                                            2,210
Identifiable assets at March 26, 1999                                      87,454          13,358           100,812
Capital expenditures                                                        4,504           1,097             5,601
Depreciation and amortization                                               5,285             487             5,772



(A) Operating income and income tax expense exclude the impact of the one-time merger-related costs related to the Convergence.com, SVCI and Worldbridge mergers. (See Note 3)

The Company and subsidiaries operate in various geographic areas as indicated by the following:

                                                U.S.         Canada              Europe           Eliminations      Total
                                            ----------------------------------------------------------------------------------
13 week period ended March 24, 2000
Sales to unaffiliated customers:
Domestic                                       $  56,176        $   -               $ 320              $   -       $  56,496
Export                                             6,440            -                   -                  -           6,440
Transfers between geographic areas                   104            -                   -               (104)              -
Total revenue                                     62,720            -                 320               (104)         62,936
Operating income (loss) (A)                        4,820          203                 268                  -           5,291
Investment income                                                                                                      1,884
Interest expense                                                                                                          14
Income tax expense (A)                                                                                                (1,310)
Identifiable assets at March 24, 2000            256,284          212                 821                  -         257,317
Capital expenditures                               1,687            -                   -                  -           1,687
Depreciation and amortization                      2,361            -                   5                  -           2,366

13 week period ended March 26, 1999
Sales to unaffiliated customers:
Domestic                                       $  46,666        $  50               $  62              $   -       $  46,778
Export                                             5,041            -                   -                  -           5,041
Transfers between geographic areas                    10            -                   -                (10)              -
Total revenue                                     51,717           50                  62                (10)         51,819
Operating income (loss)                            2,101          (88)                 35                  -           2,048
Investment income                                                                                                         64
Interest expense                                                                                                         182
Income tax expense                                                                                                     1,246
Identifiable assets at March 26, 1999             99,570          793                 449                  -         100,812
Capital expenditures                               2,428            -                   -                  -           2,428
Depreciation and amortization                      1,552            3                   5                  -           1,560


39 week period ended March 24, 2000
Sales to unaffiliated customers:
Domestic                                       $ 180,057        $  42               $ 497              $   -       $ 180,596
Export                                            21,002            -                   -                  -          21,002
Transfers between geographic areas                   136            -                   -               (136)              -
Total revenue                                    201,195           42                 497               (136)        201,598
Operating income (loss) (A)                       17,864          104                  79                  -          18,047
Investment income                                                                                                      2,802
Interest expense                                                                                                         775
Income tax expense  (A)                                                                                                3,556
Identifiable assets at March 24, 2000            256,284          212                 821                  -         257,317
Capital expenditures                               6,867            -                   1                  -           6,868
Depreciation and amortization                      7,204            -                  15                  -           7,219

39 week period ended March 26, 1999
Sales to unaffiliated customers:
Domestic                                       $ 120,603        $ 366               $ 193              $   -       $ 121,162
Export                                            13,839            -                   -                  -          13,839
Transfers between geographic areas                    64            -                   -                (64)              -
Total revenue                                    134,506          366                 193                (64)        135,001
Operating income (loss)                              580         (214)                 63                  -             429
Investment income                                                                                                        199
Interest expense                                                                                                         345
Income tax expense                                                                                                     2,210
Identifiable assets at March 26, 1999             99,570          793                 449                  -         100,812
Capital expenditures                               5,601            -                   -                  -           5,601
Depreciation and amortization                      5,748            9                  15                              5,772




(A) Operating income and income tax expense exclude the impact of the one-time merger-related costs related to the Convergence.com, SVCI and Worldbridge mergers. (See Note 3)

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

General

The following discussion addresses the financial condition of the Company as of March 24, 2000, and the results of operations for the thirteen-week and thirty-nine-week periods ended March 24, 2000, compared with the same periods of the prior year. This discussion should be read in conjunction with the Management's Discussion and Analysis section for the fiscal year ended June 25, 1999, included in the Company's Annual Report on Form 10-K/A Amendment No. 2. Management's Discussion and Analysis included in the Company's Annual Report on Form 10-K/A Amendment No. 2 does not reflect the acquisition of Worldbridge.

Disclosure Regarding Forward-Looking Statements

Some of the information presented in this report, including, but not limited to continuation of increased domestic spending for network upgrades, expectations regarding international sales volume and investment in development of international distribution channels, anticipated increased spending on product development, the continued availability of capital resources, customer's demands for network reliability, the Company's expectations in connection with the mergers with Convergence.com, SVCI and Worldbridge, the Company's ability to expand its capacity for providing network design and other technical services as a result of the asset purchase of ACSI and merger with Worldbridge, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Factors which could cause actual results to differ from expectations include, among others, the ability to integrate assets purchased from ACSI, the ability to integrate Convergence.com, SVCI and Worldbridge's businesses, the timing of orders received from customers, the gain or loss of significant customers, changes in the mix of products sold, continued industry consolidation, the development of competing technology, changes in the cost and availability of parts and supplies, fluctuations in warranty costs, new product development activities, the Company's ability to successfully implement new products and services and enhance existing products and services, economic conditions affecting domestic and international markets, regulatory changes affecting the telecommunications industry, in general, and the Company's operations, in particular, competition and changes in domestic and international demand for the Company's products and other factors which may impact operations and manufacturing. For additional information concerning these and other important factors which may cause the Company's actual results to differ materially from expectations and underlying assumptions, please refer to the Company's reports filed on Form 10-K and other reports and materials filed with the Securities and Exchange Commission.

Business Combinations

On January 28, 2000, a wholly owned subsidiary of the Company purchased substantially all the assets of ACSI, a provider of advanced network engineering services, for $3,610,000. As a result of the acquisition, the Company recorded goodwill in the amount of $2,461,000 related to the excess of the purchase price over the fair value of net assets acquired. The allocation of the purchase price to the net assets acquired is subject to finalization. Management does not believe that the final purchase price allocation will produce materially different results than those reflected herein. The goodwill is being amortized on a straight-line basis over ten years. The Company did not assume any material liabilities of ACSI in the transaction.

On February 18, 2000, the Company consummated a merger with Worldbridge, a Delaware corporation, whereby Worldbridge became a wholly owned subsidiary of the Company. This acquisition enables the Company to provide a broad range of technical services to assist its customers in upgrading their networks and rolling out new offerings. As consideration in the merger, each outstanding share of common stock of Worldbridge was converted into the right to receive
 .197249 shares of the Company's common stock, plus a right to receive a pro-rata portion of 160,356 shares that were issued into escrow, resulting in the issuance of 1,603,584 shares of the Company's common stock (including the escrowed shares). Outstanding options to acquire Worldbridge common stock were converted into options to acquire the Company's common stock, using a conversion ratio of .219166 shares of the Company's common stock for each share of Worldbridge common stock (with an appropriate adjustment to the exercise price) for an aggregate of stock options to acquire 196,416 shares of the Company's common stock. The merger was accounted for under the pooling-of-interests method of accounting.

The Company recorded a one-time charge of $4,373,000 ($3,909,000, net of tax) primarily related to the Worldbridge merger during the thirteen-week period ended March 24, 2000. For the thirty-nine-week period ended March 24, 2000 the Company recorded total one-time charges of $8,046,000 ($7,022,000, net of tax) related to business combinations.

Results of Operations

Net sales for the thirteen-week period ended March 24, 2000, were $62,936,000, an increase of 21% from the prior year's sales of $51,819,000 for the same period. Net sales for the thirty-nine-week period ended March 24, 2000, were $201,598,000, an increase of 49% from the prior year's sales of $135,001,000 for the same period. The increased sales for the thirteen-week and thirty-nine-week periods were primarily attributable to increased capital spending for cable network transmission equipment by domestic cable operators and from increased sales of technical services related to design, activation and support of cable networks. In addition, the Company has broadened its hybrid fiber coax (HFC) network product lines. These product line expansions include a full range of fiber optics equipment, including the Company's Navicor (TM) family of node products, as well as a broad complement of advanced fiber optic headend equipment and optical transmitters and receivers. The Company has also increased its capacity for providing full life cycle support for broadband networks, including its technical customer services, as a result of the Company's asset purchase of ACSI, and the merger with Worldbridge.

Net sales for the Company's Electronic Distribution Products and Broadband Management Services business segments for the thirteen-week period ended March 24, 2000, were $53,564,000 and $9,372,000, respectively. This compares to net sales of $44,678,000 and $7,141,000, respectively, for the same period of the prior year. Net sales for the Company's Electronic Distribution Products and Broadband Management Services business segments for the thirty-nine-week period ended March 24, 2000, were $174,400,000 and $27,198,000, respectively. This compares to net sales of $117,829,000 and $17,172,000, respectively, for the same period of the prior year.

Domestic sales, as a percentage of total consolidated sales, were 90% for both the thirteen-week and thirty-nine-week periods ended March 24, 2000, respectively. This compares to 90% and 89% for the same respective periods of the prior year. Sales to domestic customers increased 22% during the thirteen-week period ended March 24, 2000 and 50% for the thirty-nine-week period, compared to the same periods of the prior year. The increases were due to sales of HFC transmission equipment and related services to domestic cable operators for continuing upgrades and rebuilds of their systems, principally to offer new services including two-way Internet access. Upgrades to existing cable networks to provide two-way, interactive broadband services allow cable operators to compete against other broadband communications technologies.

International sales, as a percentage of total consolidated sales, were 10% for both the thirteen-week and thirty-nine-week periods ended March 24, 2000, respectively. This compares to 10% and 11% for the same periods of the prior year. Sales to international customers increased 15% during the thirteen-week period ended March 24, 2000, and 43% for the thirty-nine-week period, compared to the same periods of the prior year. The increases for the thirteen-week and thirty-nine-week periods resulted primarily from demand from a customer in Canada, as well as increased sales to Europe and Asia. The Company believes further investment will be necessary in developing its international distribution channels and to provide localized versions of its products, in order to supply comprehensive network solutions to operators in various international markets. The Company expects international markets will continue to represent a substantial portion of its sales base, but believes demand will remain highly variable.

The Company's backlog of sales orders at March 24, 2000, was approximately $88.4 million, consisting of backlog from domestic and international customers of 94% and 6%, respectively. The Company's backlog was approximately $53.3 million at the end of the prior thirteen-week period ended December 24, 1999, which consisted of backlog from domestic and international customers of 93% and 7%, respectively. The Company booked approximately $98.0 million of new sales orders during the thirteen-week period ended March 24, 2000, resulting in a book-to-bill ratio for the thirteen-weeks of 1.56. The bookings during the quarter include a significant order from a domestic multiple system operator
(MSO) valued at approximately $33.0 million, for equipment to be delivered over calendar year 2000. As a result of consolidation of ownership of domestic cable systems, the Company's bookings and sales levels are dependent upon the timing of orders from a limited number of large customer accounts. The Company believes bookings from these customers can be influenced by a variety of factors, including overall demand for cable services and the acceptance of new broadband services, competitive pressures, cable operators' access to financing and cable operators' annual budget cycles. Variations in the timing of bookings and sales can cause significant fluctuations in thirteen-week operating results.

Gross profit percentage for the thirteen-week period ended March 24, 2000, was 25.1% versus 23.0% for the same period of the prior year. Gross profit percentage for the thirty-nine-week period ended March 24, 2000, was 24.9% versus 22.0% for the same period of the prior year. Changes in product and services mix, efficiencies resulting from higher production volume and ongoing efforts to improve manufacturing automation initiatives contributed to the increase in the gross profit percentage.

Selling, general and administrative expenses for the thirteen-week period ended March 24, 2000, were $6,214,000, a decrease of 16% over the prior year's total of $7,366,000 for the same period. The decrease was due to reductions in various selling and administrative costs, including lower personnel costs, resulting from the consolidation of certain positions and administrative functions, as a result of the mergers with Convergence.com and SVCI. Selling, general and administrative expenses for the thirty-nine-week period ended March 24, 2000, were $21,087,000, an increase of 1% over the prior year's total of $20,823,000 for the same period. The increase was due to various selling and administrative costs, including personnel costs, associated with higher sales volumes and other sales and marketing costs associated with support for new products. Selling, general and administrative expenses increased in absolute dollars, for the year-to-date period, but decreased as a percentage of total net sales.

Research and product development costs for the thirteen-week period ended March 24, 2000, were $4,323,000, an increase of 74% over the prior year's total of $2,481,000 for the same period. Research and product development costs for the thirty-nine-week period ended March 24, 2000, were $11,006,000, an increase of 30% over the prior year's total of $8,442,000 for the same period. The increased expenditures resulted from higher personnel costs and additional expenses primarily for development of fiber optic transmission products, including transmitters, receivers and Erbium-Doped Fiber Amplifiers, for advanced HFC networks. In addition, the Company continues to develop network management products and capabilities. In March 2000, the Company announced it had entered into an agreement with Time Warner Communications, to develop and pilot test over incremental phases an Integrated Services Management System (ISMS). The ISMS will integrate data collected by various back-office information systems, to enable effective management of operations to specific performance levels. The Company believes the increasing size, complexity, and traffic over cable networks requires consistent, reliable network performance to meet customer demands. As a result, the Company believes network operators will need to increase their investment in network management services and software to address the various types of equipment and unique characteristics of the different information types that will be delivered over future HFC networks. The Company anticipates continuing increases in research and product development expenses in future periods, related to ongoing initiatives, although these expenses may vary as a percentage of net sales.

Operating income (loss), excluding merger related costs, for the Company's Electronic Distribution Products and Broadband Management Services business segments for the thirteen-week period ended March 24, 2000, were $6,462,000 and ($1,171,000), respectively. This compares to operating income of $2,022,000 and $26,000, respectively, for the same period of the prior year. Operating income
(loss) for the Company's Electronic Distribution Products and Broadband Management Services business segments for the thirty-nine-week period ended March 24, 2000, were $21,277,000 and $(3,230,000), respectively. This compares to operating income (loss) of $3,019,000 and $(2,590,000), respectively, for the same period of the prior year. The increase in operating income from the Company's Electronic Distribution Products segment was due to increased volume and improved gross margins, as well as efficiencies resulting from post-merger consolidation of business activities, with respect to its merger with SVCI. The losses recorded for the thirteen-week and thirty-nine-week periods for the Company's Broadband Management Services segment reflect the Company's strategic investment for expansion of its Network Operating Center, increased expenditures for network management development and ramp-up of the Company's technical services activities and capabilities.

Interest expense for the thirteen-week period ended March 24, 2000, was $14,000 compared to $182,000, for the same period of the prior year. Interest expense for the thirty-nine-week period ended March 24, 2000, was $775,000 compared to $345,000, for the same period of the prior year. Interest expense decreased for the thirteen-week period, compared to the same period of the prior year, due to lower borrowings on the Company's short-term credit facilities. Interest expense increased for the thirty-nine-week period, compared to the same period of the prior year primarily due to $381,000 of amortization related to the fair market value of warrants issued in fiscal year 1999 in connection with certain debt financing arrangements.

Investment income for the thirteen-week period ended March 24, 2000, was $1,884,000 compared to $64,000, for the same period of the prior year. Investment income for the thirty-nine-week period ended March 24, 2000, was $2,802,000 compared to $199,000, for the same period of the prior year. The increase in investment income for the quarter and year-to-date periods resulted from short-term investments of funds received in the Company's follow-on public offering completed on November 12, 1999. (See Note 4).

Other income for the thirteen-week period ended March 24, 2000, was $73,000, compared to $67,000 for the same period of the prior year. Other expense for the thirty-nine-week period ended March 24, 2000 was $226,000, compared to other expense of $142,000 for the same period of the prior year. The increase in other expense for the thirty-nine-week period resulted primarily from adjustment of the carrying value of property held-for-sale, and losses on disposal of property, plant, and equipment incurred in the first quarter of fiscal year 2000.

For the thirteen-week period ended March 24, 2000, the Company recorded an income tax benefit of $1,774,000, on pre-tax income of $2,861,000. The benefit resulted from adjustment to the valuation allowance on deferred tax assets related to certain tax benefits from the acquisitions of both Convergence.com and SVCI, which the Company now believes, will be realized, and was offset by permanent differences for non-deductible business combination costs incurred in relation to the merger with Worldbridge. This compares to income tax expense of $1,246,000, on pre-tax income of $1,997,000, for the same period of the prior year. The higher effective income tax resulted from limited tax benefits related to operating losses for both Convergence.com and SVCI. For the thirty-nine-week period ended March 24, 2000, the Company recorded income tax expense of $2,532,000, on pre-tax income of $11,802,000, compared to income tax expense of $2,210,000, on pre-tax income of $141,000 for the same period of the prior year. Income tax recorded for the year-to-date period ended March 24, 2000, was also impacted by the adjustment to the valuation allowance on deferred tax assets related to certain tax benefits from the acquisitions of Convergence.com and SVCI, and was offset by permanent differences for non-deductible business combination costs incurred in relation to the mergers with Convergence.com, SVCI and Worldbridge, during fiscal year 2000.

Results of Discontinued Operations

On July 10, 1997, the Company announced the discontinuation of its digital fiber optic business segment located in Fremont, California in a wind-down process that was substantially completed as of the quarter ended March 27, 1998. A gain on disposal of the discontinued business segment of $780,000, net of tax expense, was recorded during the thirteen-week-period ended March 24, 2000. The gain resulted primarily from settlement of certain litigation with a supplier. A gain on disposal of the discontinued business segment of $822,000, net of tax, has been recorded during the thirty-nine-week period ended March 24, 2000, compared to $304,000, net of tax, for the same period of the prior year. The gain in the prior year resulted primarily from settlement of certain warranty liabilities and royalties resulting from licensing the digital fiber optic technology.

Liquidity and Capital Resources

As of March 24, 2000, cash and cash equivalents totaled $ 75,547,000, up from $5,805,000 at June 25, 1999. The increase in cash and cash equivalents resulted from net proceeds received from the follow-on public offering of common stock completed on November 12, 1999. Net cash and cash equivalents used in operating activities were $1,492,000 for the thirty-nine-week period ended March 24, 2000. This compares to cash and cash equivalents provided by operating activities of $3,790,000, for the same period of the prior year. The increase in cash and cash equivalents used in operating activities for the thirty-nine-week period ended March 24, 2000 compared to the same period of the prior year, was primarily due to business combination costs associated with the mergers of Convergence.com, SVCI, and Worldbridge, and increased inventory purchases and accounts receivables resulting from a higher level of production and sales volume during the thirty-nine-week period.

Net cash and cash equivalents used in investing activities was $65,051,000 for the thirty-nine-week period ended March 24, 2000, compared to $5,523,000 for the same period of the prior year. The increase in cash and cash equivalents used in investing activities was primarily due to purchases of marketable securities and other short-term investments, as well as increased purchases of property, plant and equipment to expand and automate the Company's manufacturing operations. On January 19, 2000, a wholly owned subsidiary of the Company purchased substantially all the assets of ACSI, a provider of advanced network engineering services, for $3,610,000, of which $3,246,000 was disbursed during the quarter, with the remaining balance subject to certain escrow requirements. On January 11, 2000, the Company increased its investment in Fortress Technologies, Inc. ("Fortress Technologies"), a security networking company, from $501,000 to $3,501,000. The investment in Fortress Technologies represents approximately a 5 percent ownership interest. In connection with the investment, the Company and Fortress Technologies have agreed on key terms of a reseller agreement, under which the companies will jointly offer a network-based security solution for residential and business cable modem customers. In addition, the Company will become the exclusive provider of this security solution to the domestic broadband cable-operator market. The investment in Fortress Technologies is being carried at cost, as the Company's ownership interest is less than 20%, and does not fall within the guidelines of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities".

Net cash and cash equivalents provided by financing activities totaled $136,285,000 for the thirty-nine-week period ended March 24, 2000. This compares to net cash and cash equivalents provided by financing activities of $2,977,000 for the same period of the prior year. The increase in cash provided by financing activities resulted primarily from net proceeds received through a follow-on public offering of the Company's common stock. The Company's other financing activities consisted primarily of borrowings and payments on short-term and long-term debt, proceeds and tax benefits from the exercise of employee stock options, and proceeds from the exercise of warrants.

The Company has a credit agreement with three banks under which it may borrow up to $70,000,000. Under the credit agreement, $20,000,000 is available as a revolving line-of-credit, subject to an aggregate sub-limit of $2,000,000 for issuance of letters of credit, which is committed through November 30, 2000. The credit agreement also permits the Company to borrow up to $50,000,000, for strategic acquisitions and/or investments, which is also committed through November 30, 2000. Credit pricing on these facilities is a function of the Company's total funded indebtedness to earnings before interest, taxes, depreciation and amortization (EBITDA) ratio. Borrowings under the credit agreement bear interest at various rates, at the Company's option. Borrowings on these facilities are unsecured, subject to a negative pledge on all business assets, and the Company is required to maintain certain financial ratios and indebtedness tests. As of March 24, 2000, the Company had no borrowings outstanding under the credit agreement.

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

Item 6. Exhibits and Reports on Form 8-K

The following exhibits are included herein:

   (27) Financial Data Schedule

Reports on Form 8-K

On January 18, 2000, the Registrant, filed a Form 8-K dated January 12, 2000, which included a press release reporting it had invested $3,500,000 in Fortress Technologies, Inc., a security networking company.

On January 20, 2000, the Registrant, filed a Form 8-K dated January 20, 2000, which included a press release reporting it had entered into a definitive agreement with Advanced Communications Services, Inc. (ACSI) under which a wholly owned subsidiary of the Registrant will acquire substantially all of the assets of ACSI.

On January 20, 2000, the Registrant, filed a Form 8-K dated January 20, 2000, which included a press release reporting it had entered into an Agreement and Plan of Merger providing, upon the satisfaction of certain conditions contained therein, for the merger of C-COR.net Services Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of the Registrant, with and into Worldbridge Broadband Services, Inc., a Delaware corporation ("Worldbridge"), with Worldbridge being the surviving entity and becoming a wholly owned subsidiary of the Registrant.

On February 24, 2000, the Registrant, filed a Form 8-K dated February 18, 2000, which included a press release reporting the consummation of the merger with Worldbridge Broadband Services, Inc.

On March 3, 2000, the Registrant, filed a Form 8-K dated February 18, 2000, to report the consummation of the merger with Worldbridge Broadband Services, Inc.

On March 16, 2000, the Registrant, filed a Form 8-K/A to amend the Current Report filed on March 3, 2000, to provide the historical financial statements of Worldbridge Broadband Services, Inc., and to provide supplemental consolidated financial statements giving effect to the merger.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               C-COR.net Corp.
                                                     (Registrant)

Date: May 8, 2000                              /s/ William T. Hanelly
                                              ----------------------------------
                                               Vice President-Finance,
                                               Secretary & Treasurer
                                               (Principal Financial Officer)

Date: May 8, 2000                              /s/ Joseph E. Zavacky
                                              ----------------------------------
                                               Controller & Assistant
                                               Secretary
                                               (Principal Accounting Officer)