Form 10-K
period 2000-06-30
C COR NET CORP
filed 2000-09-15
CIK 350621

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                               ----------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
  ACT OF 1934

  For the Fiscal Year Ended June 30, 2000

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  For the transition period from         to

                        Commission File Number: 0-10726

                               ----------------

                                C-COR.net Corp.
             (Exact name of Registrant as specified in its charter)

            Pennsylvania                               24-0811591
                                                    (I.R.S. Employer
   (State or other jurisdiction of                 Identification No.)
   incorporation or organization)

                                60 Decibel Road
                       State College, Pennsylvania 16801
             (Address of principal executive offices and Zip Code)

       Registrant's telephone number, including area code: (814) 238-2461

                               ----------------

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

                               ----------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

As of August 31, 2000, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $656,166,069.

As of August 31, 2000, the Registrant had 34,040,523 shares of Common Stock outstanding.

                      Documents Incorporated by Reference:

             1)Proxy Statement dated September 13, 2000 (Part III)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

Item 1. Business

Some of the information presented in this report contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, among others, statements regarding the ability of C-COR.net Corp. (the Company or we) to provide complete network solutions, the demand for network integrity, the trend toward more fiber in the network, the Company's ability to develop new and enhanced products, global demand for the Company's products and services, and statements relating to the Company's business strategy. Forward-looking statements represent the Company's judgment regarding future events. Although the Company believes it has a reasonable basis for these forward-looking statements, the Company cannot guarantee their accuracy and actual results may differ materially from those the Company anticipated due to a number of uncertainties, many of which we are not aware. Factors which could cause actual results to differ from expectations include, among others, capital spending patterns of the communications industry, the Company's ability to develop new and enhanced products, continued industry consolidation, the development of competing technology, and the Company's ability to achieve its strategic objectives. For additional information concerning these and other important factors which may cause the Company's actual results to differ materially from expectations and underlying assumptions, please refer to the reports filed by the Company with the Securities and Exchange Commission.

Introduction

We design, manufacture and market network transmission products and provide services and support to information service providers. Our principal customers are the largest cable operators in the United States, such as AT&T Broadband, Time Warner Cable, Adelphia Communications, Charter Communications, Cox Communications and Comcast, many smaller domestic cable operators, companies building new broadband networks in the United States, and several international cable operators. Our customers primarily operate hybrid fiber coax (HFC) networks for delivering video, voice and data services to homes and businesses. We offer a comprehensive range of products, including RF (radio frequency) amplifiers, and fiber optic equipment for the network headend, node and RF plant. Our services focus on enabling and supporting reliable, high-speed broadband communications over HFC networks. These services include network management and enabling services, high-speed data certification, system integration services, data security solutions, network engineering and design, system activation, network optimization, and system maintenance.

Our core strategy is to leverage our 47-year reputation for quality and service, our strong customer relationships, and our extensive installed base of transmission equipment to provide a broad line of flexible, reliable and cost-effective network products and service solutions. To meet the strategic objective of delivering both a comprehensive line of equipment and the network services that our customers require across the entire HFC network, we completed four acquisitions during fiscal year 2000.

On July 9, 1999, we acquired Convergence.com Corporation (Convergence). The acquisition of Convergence has enabled us to offer an integrated package of network management and application enabling services and products.

On September 17, 1999, we acquired Silicon Valley Communications, Inc. (SVCI). This acquisition has enabled us to broaden and strengthen our network transmission product offering by adding advanced fiber optic products to our existing RF and fiber optic equipment.

On January 28, 2000, we acquired Advanced Communications Services, Inc. (ACSI) and on February 18, 2000, we acquired Worldbridge Broadband Services, Inc. (Worldbridge). These acquisitions have expanded our customer and geographic base in providing engineering and technical services to the broadband industry.

Our headquarters are in State College, Pennsylvania. We have production and service facilities in State College and Tipton, Pennsylvania; Tijuana, Mexico; Santa Clara and Riverside, California; Suwanee, Georgia; and Lakewood, Colorado. We also maintain offices in Almere, The Netherlands, and Hong Kong.

Industry Overview

HFC networks consist of a headend where information is received from a satellite, Internet gateway or telephony network, a transmission infrastructure that distributes the signal throughout the network and connections from the transmission network to the subscribers. Historically, these systems offered one-way only video service. Recently, the cable industry, like other segments of the communications industry, has been undergoing substantial change as a result of:

  . deregulation that allows competition among communications companies, including wireline and wireless telephone companies and cable operators, for communications services;

  . demand by consumers for two-way, high-speed broadband communications to accommodate Internet, telephony and other new information services; and

  . the need to customize services for specific customers, thereby requiring flexible and easy-to-configure networks.

For the cable television industry, these factors are resulting in:

  . upgrades to existing cable networks to provide two-way, interactive broadband services that will allow cable operators to compete against other broadband communications technologies, including digital subscriber line (DSL), local multichannel distribution service (LMDS), and direct broadcast satellite (DBS);

  . greater utilization of fiber optic technology, such as dense wave division multiplexing (DWDM), in the cable network;

  . consolidation among cable operators driven by the increased capital requirements to implement system upgrades;

  . investments in cable operators by non-cable operators in an effort to compete for both new and existing services and to provide a full range of communication services;

  . entry of new, well-capitalized companies building advanced HFC networks that offer alternative access to business and residential users;

  . increased demand for more flexible and reliable cable networks to support the new services being offered; and

  . demand for more sophisticated network management products to address quality of service requirements and to support access by multiple information service providers.

Strategy Overview

Our core business strategy is to leverage our 47-year legacy in the broadband communications industry for quality and service, our strong customer relationships, and our extensive installed base of network transmission equipment to provide a full line of flexible, reliable and cost-effective HFC network solutions. We are seeking to implement this strategy through both internal development of new products and services as well as acquisitions. Specific aspects of our strategy include:

Providing a Comprehensive HFC Network Product Line. We offer a full range of RF and fiber optic distribution electronics to transmit signals in both directions over HFC networks from "the headend to the curb." We have ongoing initiatives to broaden our product line to capture the additional investment being made by HFC network operators. For example, our September 1999 acquisition of SVCI added advanced fiber optic headend equipment and optical transmitters, receivers and amplifiers to our legacy product lines. In addition, over the past year we have introduced new versions of our NAVICOR(TM) and FlexNet(R) product lines with features designed for international markets. We have also introduced new versions of our NAVICOR product line tailored for the emerging domestic market for advanced HFC networks being deployed by new network operators.

Leveraging an Extensive Installed Base of Equipment for Upgrade and Rebuild Sales. We are leveraging our large installed base of transmission equipment in our customers' networks through upgrades, rebuilds and node size reductions. We provide a cost-effective upgrade path for our customers to upgrade existing components of installed products rather than purchasing all new equipment.

Providing Network Management Services to Enhance Network Integrity. The requirement for HFC network integrity and reliability has become much greater as network traffic and complexity have grown and as networks have become increasingly used for critical communications, such as telephony and electronic commerce. Current approaches to managing HFC networks, however, focus on monitoring limited, individual elements of the network, such as the cable modem or power supplies. In contrast, our network management software and Network Operations Center provide a comprehensive, proactive view of the network from the set top box and/or modem to the headend. We are continuing to enhance and expand our network management services to address the various types of equipment and the unique characteristics of the different information types that will be delivered over future HFC networks.

Delivering Total Network Solutions to Meet the Emerging Broadband Needs of HFC Network Operators. We are able to offer a broad network solution to HFC network operators by delivering both a comprehensive line of equipment and the network services that they require across the entire HFC network. We design the network to enhance reliability, deliver the equipment and software, furnish installation and activation services, and provide ongoing network management and support services.

Increasing International Sales. We are currently supplying products and services to a number of international customers, including cable operators in Canada, Europe, and Asia. In an effort to increase international sales, we are expanding our international distribution channels and providing localized versions of our products. With our broadened product and services offering, we are supplying comprehensive network solutions to network operators in various international markets who generally prefer to purchase products and services from suppliers offering a more complete product line.

Increasing Domestic Sales to New Network Operators. We are currently pursuing opportunities with a number of new companies that are building advanced HFC networks in metropolitan areas across the United States. Unlike our traditional customers that are upgrading legacy networks that were originally designed for one-way transmission of video signals, these new customers are implementing new networks designed for high-speed bidirectional traffic. We are modifying our NAVICOR product line accordingly. In addition, we are offering to outsource our full capability of technical services and network management to these new customers who do not have established technical work forces.

Products and Services

We provide products and services through two business segments in support of our customers as they plan, design, build and maintain complex broadband communications networks.

Our Telecommunications Equipment segment offers high-quality RF and fiber optic transmission electronics for two-way HFC networks.

Our Broadband Management Services (BMS) segment offers comprehensive customer service for the full HFC network life cycle. These services include network management services, high-speed data certification, system integration services, data security solutions, network engineering and design, system activation, network optimization, and system maintenance.

See Note S to the consolidated financial statements for financial information relating to each of these segments for fiscal years 2000, 1999 and 1998.

Telecommunications Equipment Segment

An HFC network connects a central information source, typically referred to as the headend, to individual residential users through a physical plant of fiber optic and coaxial cables and a variety of electrical and fiber optic devices that transmit, receive, modulate and amplify the signals as they move through the network. A typical HFC network consists of three major segments: the headend, the node and the RF plant. We offer a comprehensive range of products for each of these segments.

Headend Equipment

The headend receives information from a satellite transmission, Internet gateway, telephony network or other source and converts this information to laser modulated optical signals for transmission across the network. Larger networks feature both primary headends and a series of secondary headends or hubs. We offer a broad range of headend equipment that features advanced technology, such as DWDM, allowing multiple signal wavelengths to be transmitted on one fiber across the network. This increases the volume of information that can be conveyed over the network. It also allows network operators flexibility in tailoring content for individual subscribers by dedicating certain wavelengths to that content, such as video on demand.

Nodes

The general function of the node in the HFC network is to convert information from optical signals to RF signals for distribution to the home. We offer the NAVICOR family of node products that are upgradeable, scalable, modular and fully integrated with our RF amplifiers. These features allow RF amplifiers to be upgraded to nodes and simple nodes to be upgraded to telecommunication nodes with narrowcasting and redundant configurations. Narrowcasting refers to customizing content for certain subscribers by dedicating fibers or wavelengths to that content. We have designed the optical components of the nodes to fit into the lid, or cover, of the amplifier housing so that upgrades from amplifiers to nodes are easily accomplished by replacing the lid. In addition to offering the "fiber in the lid" upgrade product, in September 1999 we introduced new node products, the Mux Node and the Mini Node, designed for relatively small node sizes of 50 to 250 homes. In December 1999, we demonstrated digital return technology in our nodes that enhances the return path capacity of a network.

RF Plant

The RF plant comprises products that transmit information between the nodes and subscribers. These products are essentially RF amplifiers that come in various configurations such as trunks, bridgers and line extenders. A trunk amplifier handles a large amount of information in a network when the node size is greater than 500 homes. A bridger splits the signal to send it to a greater number of destinations. Line extenders move the information to the home.

The following table summarizes our major products and their primary functions and features:


     Network
     Segment             Products                           Functions and Features
----------------------------------------------------------------------------------------------------
  Headend        Universal Chassis         .  houses components of the headend equipment
                                           .  features modular one and three rack design
                                           .  compact design maximizes limited headend rack
                                              space
              --------------------------------------------------------------------------------------
                 1310 nm and 1550 nm       .  convert RF signals to laser modulated optical signals
                 Transmitters              .  incorporate predistortion and linearization technology
                                           .  satisfy primary channel requirements for North
                                              America, Latin America and parts of Asia and Europe
              --------------------------------------------------------------------------------------
                 Erbium Doped Fiber        .  used to amplify optical signals
                 Amplifiers (EDFAs)        .  suitable for wave division multiplexing (WDM)
                                              and DWDM
                                           .  used for both analog and digital applications
              --------------------------------------------------------------------------------------
                 Forward Path Receiver     .  converts optical signals to RF signals
                                           .  features low noise contribution for clear signal
                                              conversion
              --------------------------------------------------------------------------------------
                 Return Path Transmitter   .  conveys digital and video return path signals
                                           .  used for data monitoring and other interactive
                                              applications
              --------------------------------------------------------------------------------------
                 Dual Return Path Receiver .  plug-in module that includes two independent return path receivers
                                           .  receives digital and video return path signals
----------------------------------------------------------------------------------------------------
  Nodes          NAVICOR Quadrant          .  provides four optical transmitters and four optical
                 Node/Bridger                 receivers
                                           .  includes a variety of reverse path transmitters for
                                              data, telephony and video services
                                           .  modular design increases operating flexibility
              --------------------------------------------------------------------------------------
                 NAVICOR FlexNet Nodes     .  can be configured with single or dual optical
                                              receivers and transmitters
                                           .  available in cost effective version for less complex
                                              networks
              --------------------------------------------------------------------------------------
                 Node Return Path          .  available in Fabry-Perot and distributed feedback
                 Transmitters                 versions for analog and digital applications
              --------------------------------------------------------------------------------------
                 Mux Node                  .  scalable, bi-directional fiber optic network device
                                           .  used to transmit and receive fiber optic signals to up
                                              to twelve Mini Nodes.
              --------------------------------------------------------------------------------------
                 Mini Node                 .  a high output receiver that replaces many of the
                                              amplifiers in the network
                                           .  designed to serve approximately 50-to-100 homes
                                           .  features multiple forward and reverse paths that
                                              support analog video, digital video, high-speed
                                              data and telephone applications
              --------------------------------------------------------------------------------------
                 I-Flex(R) II Node         .  cabinet-mount, modular design with two or three
                                              active outputs
                                           .  single or dual forward path receivers and reverse
                                              path transmitters
                                           .  optional I-Flex II standards--compliant transponder
                                              for element management capability


     Network
     Segment           Products                        Functions and Features
-----------------------------------------------------------------------------------------------
  RF Plant       FlexNet Trunk        .  high performance, high capacity amplifier with three
                                         outputs
                                      .  field upgradeable to a node
                                      .  available in 750 and 862 MHz bandwidth versions
              ---------------------------------------------------------------------------------
                 FlexNet Terminating  .  amplifier with two distribution outputs
                 Bridger              .  field upgradeable to a node
                                      .  available in 750 and 862 MHz bandwidth versions
              ---------------------------------------------------------------------------------
                 NAVICOR and FlexNet  .  used to transmit information at the end of the line to
                 Line Extenders          subscribers
                                      .  available in 750 and 862 MHz bandwidth versions
              ---------------------------------------------------------------------------------
                 I-Flex II Bridger    .  cabinet-mount, two or three active outputs
                                      .  high performance, high capacity, 862 MHz bandwidth
                                      .  flexible reverse path capability
                                      .  upgradable to I-Flex II node
              ---------------------------------------------------------------------------------
                 I-Flex Line Extender .  cabinet-mount, end-of-line amplifier used with I-Flex nodes and bridgers
                                      .  available in 862 MHz bandwidth


New HFC Products and Developments include:

New Product Capabilities Specific to the International Market. In December 1999, we enhanced our NAVICOR and FlexNet product lines with a 55/70 split at 862 MHz. The frequency split is the demarcation between forward channels and reverse bandwidth. The 55/70 frequency split meets the requirements of the Asian market.

Digital Return Technology. In December 1999, we demonstrated digital return technology in our NAVICOR nodes and headend products at a major industry show. Digital return technology replaces conventional high-performance Distributed Feedback (DFB) laser technology with a lower cost, but equal-performing digital grade laser. In March 2000, we entered into an agreement with Finisar Corporation to develop a set of fiber optics-based products for active or passive broadband HFC networks that will enhance and facilitate the transmission of the return-path signals using digital technology. We anticipate these products will be available in fiscal year 2001.

Standards-Based Network Management Equipment. In June 2000, we reached an agreement in principle with SilCom Manufacturing Technology Inc. to jointly design and develop a transponder for our I-Flex Fiber Node product line that is compatible with proposed HMS (Hybrid Management Sub-Layer) standards. As an original member of the SCTE (Society of Cable Telecommunications Engineers) Subcommittee defining the HMS protocol suite to support cost effective interoperability of HFC network management systems, we have played an active role in drafting the HMS standards now under evaluation by the Subcommittee. The HMS-compatible I-Flex II Node will be designed and implemented to migrate to final SCTE standards using a simple software upgrade.

New Circuit Technique. In June 2000, we announced we had developed and applied for a patent on a new circuit technique, Transfer Linearization(TM), to improve the linear characteristics of standard silicon technology hybrids (active amplifier components of fiber optic nodes and RF amplifiers) while maintaining the reliability of silicon. We anticipate that, by implementing Transfer Linearization, broadband system operators will realize the advantages of lower distortion and higher operating levels and channel capacities with little additional power consumption.

1310 nm TA Series Transmitters. In June 2000, we introduced a new line of advanced 1310 nm headend forward path transmitters within the NAVICOR family of RF fiber optic products. The TA series of 1310 nm transmitters are designed specifically to meet the high performance requirements needed to maintain the reliability and integrity of broadband networks as they deliver multiple services.

Broadband Management Services Segment

We offer the broadband network operator a broad array of products and services to support the implementation, operation and management of reliable, multi-application networks with high integrity. Our BMS segment enables and manages new service applications over HFC networks, offering network management and enabling services, high-speed data certification, system integration services, data security solutions, network engineering and design, system activation, network optimization and system maintenance.

Specific BMS products and services include:

COR-ConvergenceTM. COR-Convergence is a multi-layered, scalable and integrated communications management system supporting end-to-end element, network, service and business management functions for broadband networks that handle multiple consumer services such as telephony, high-speed data and/or video. Specific capabilities provided by COR-Convergence include, but are not limited to, real-time device monitoring, auto-provisioning, plant management, QoS (Quality of Service) management and root cause analyses.

COR-ConnectTM. A component of COR-Convergence, COR-Connect is a platform also sold as a stand-alone product. The unit provides software translation for converting between network protocols, thereby allowing standards-based or proprietary host systems to communicate with various standards-based or proprietary network elements.

CNMTM (Cable Network Manager) System. A component of COR-Convergence, the CNM System is also sold as a stand-alone product. The PC-based CNM supports proactive management of network performance, reliability and quality with specific functions in the areas of fault management, change control, directed maintenance, network performance and facilities management.

COR.LaunchSM. We provide High-Speed Data (HSD) end-to-end launch services from design through deployment. Services include project management, requirements analyses, system design, development and integration, RF/CMTS certification using sweep and balance techniques, and traffic analysis and planning.

COR.CallSM. We provide a 24X7 High-Speed Data (HSD) Help Desk Service via a toll-free number for cable modem or dial-up subscribers of broadband network operators. Customer Help Desk support includes OS connectivity support, web browser support and configuration, mail client support and configuration, FTP access and client support, new user install assistance, end-user Home Page assistance, account creation and management, return-call support, dispatch services for market escalations, and modem provisioning and management services.

COR.NOCSM. Our Network Operations Center (NOC), near Atlanta, Georgia, provides 24X7 outsourced monitoring and management for the broadband operator's network equipment and services. NOC support includes network monitoring, remote management, troubleshooting, and fault isolation and reporting, all using state-of-the-art tools.

Outsourced Operational Services. We provide customers full outsourcing services in handling field operations, including technical management, system maintenance, customer service calls and installation activity. All field operations are managed and performed to predetermined standards and technical metrics.

Outside Plant Services. We provide hands-on technical services performed in the customer's plant. These are highly complex tasks largely centered on the conversion of the cable operator's plant from a one-way analog video medium to a two-way, fully interactive broadband pipe, and the continuing operation of it as such. Among the services provided are system sweep, reverse path activation, ingress mitigation, node certification, plant hardening, cable testing, cable repair, system maintenance, contract service calls, process design, personnel development and training, and network construction.

Network Systems Integration (Inside Plant) Services. We provide systems integration and installation services for data, telephony and digital video platforms to network operators and network equipment manufacturers. We also provide consulting services that include process design advisory services, SPC (Statistical Process Control) system design, network design and specification consulting. Our Network Systems Integration technicians perform hands-on services covering "rack and stack" final assembly and deployment of Cable Modem Termination Systems, DWDM lasers, and HFC telephony systems, among others.

Significant Customers

During the past fiscal year, our customers have included almost all of the largest cable system operators in the United States. Our largest customers during fiscal year 2000 were AT&T, Time Warner Cable and Adelphia, accounting for 19%, 19%, and 13%, respectively, of net sales. Our largest customers during fiscal year 1999 were Time Warner Cable and AT&T, which accounted for 27% and 15%, respectively, of net sales. Our largest customer during fiscal year 1998 was Time Warner Cable, which accounted for 30% of net sales. All of these principal customers purchase both products and services.

Sales and Distribution

Our sales and distribution function is organized into two major global regions: the first covering the Americas; the second covering the EuroPacific area. Cross-functional account teams focused on specific customers or groups of customers support our sales and distributions efforts.

Sales efforts are conducted from our headquarters; from offices in the Netherlands, Hong Kong, Canada and Latin America; from regional sales offices located in the United States; and through numerous distributors around the world.

We sell our products and services in the United States through our direct sales force, which is organized both geographically and by customer account teams. We approach our customers at both the corporate and system levels. A highly qualified technical staff supports our sales force. They work closely with customers to design systems, develop technical proposals and assist with installation and post-sale support.

International sales in Canada, Europe, Asia and Latin America are made through our direct sales force and through distributors.

Additionally, we provide 24x7 technical support, both directly and through distributors, as well as training for customers and distributors, as required, both in our facilities and on-site.

Our marketing function develops strategies for product lines and, in conjunction with the sales force, identifies evolving technical and application needs of customers. The marketing function is also responsible for demand forecasting and general support of the sales force, particularly at major accounts.

For fiscal year 2000, our international sales represented 11% of net sales. In fiscal years 1999 and 1998, international sales were 10% and 19%, respectively, of net sales. See Note S to the consolidated financial statements.

Backlog

We schedule production of our products based on our backlog, informal commitments from customers and sales projections. Our backlog consists of firm orders by customers for delivery within the next 12 months. At

June 30, 2000, our backlog of orders was $89.3 million including $61.3 million for the Telecommunications Equipment segment and $28.0 million for the BMS segment. At June 25, 1999, our backlog of orders was $73.0 million, including $57.2 million for the Telecommunications Equipment segment and $15.8 million for the BMS segment. At June 26, 1998 our backlog of orders was $31.0 million, including $25.1 million for the Telecommunications Equipment segment and $5.9 million for the BMS segment.

Anticipated orders from customers may fail to materialize and delivery schedules may be deferred or canceled for a number of reasons, including reductions in capital spending by network operators. In addition, due to weather-related seasonal factors and annual capital spending budget cycles of many customers, our backlog may not necessarily be indicative of actual sales for any succeeding period.

Research and Product Development

We operate in an industry that is subject to rapid changes in technology. Our ability to compete successfully depends in large part upon anticipating such changes. Accordingly, we engage in ongoing research and development activities that are intended to advance existing product lines, provide custom-designed variations of existing product lines and develop or evaluate new products. Research and development activities are conducted at our headquarters and at our facilities in Santa Clara, California, and Suwanee, Georgia.

Our product planning teams, which take input from account teams and research engineers, assign product development priorities and develop an overall product plan. Cross-functional project teams, coordinated by a program manager then implement the product plan.

During the past fiscal year, research and product development expenditures were primarily directed at expanding our fiber optic technology and network management systems. We also continued with product development process improvements to reduce cycle time to design, develop and deliver new products, reduce manufacturing costs and improve design quality.

During fiscal years 2000, 1999 and 1998, we spent approximately $16.0 million, $11.8 million and $10.0 million, respectively, on research and development. Anticipated product development initiatives focused on fiber optics, network management and other technology areas are expected to result in increased research and development expense in future years. No research and product development expenditures mentioned above have been capitalized.

Competition

The broadband communications markets are dynamic and highly competitive, requiring substantial resources of those companies that compete in these markets, skilled and experienced personnel and a capability to anticipate and capitalize on change. Our Telecommunications Equipment segment competes with other companies including Motorola's Broadband Communications Sector (formerly General Instrument Corporation), Scientific-Atlanta, Antec, Harmonic and ADC Telecommunications, some of which are large publicly traded companies that may have greater financial, technical and marketing resources than we do.

Our products are marketed with emphasis on their quality and are generally priced competitively with other manufacturers' product lines. Product reliability and performance, technological innovation, responsive customer service, breadth of product offering, and pricing are several of the key criteria for competition.

There are several competing vendors offering network management products and services in the United States, some of which have greater sales of similar products and services than we do. However, we believe that we offer a more integrated solution that is tailored to the requirements of HFC network operators. We also believe that our work force of broadband technicians is among the largest in the United States and provides a competitive advantage.

Employees

We had approximately 2,200 employees as of August 2000.

Suppliers

We closely monitor supplier delivery performance and quality, and employ a strategy of limiting the total number of global suppliers to those who are quality leaders in their respective specialties and who will work with us as partners in the supply chain. Typical items purchased are die cast aluminum housings, RF hybrids, printed circuit boards, fiber optic lasers and standard electronic components. Although a few of the components we use are single-sourced, we have experienced no significant difficulties to date in obtaining adequate quantities of raw materials and component parts.

We use in-house vendor supply relationships to gain access to key parts needed in the manufacturing process on a "just-in-time" basis. We have implemented a number of in-house vendor supply relationships to date and will continue to establish such relationships in the future in order to decrease vendor lead times and reduce on-hand inventory.

We outsource the manufacture of certain assemblies and modules where it is cost-effective to do so or where there are advantages with respect to delivery times. Current outsourcing arrangements include power supplies, accessories, optical modules and digital return modules. We also outsource the manufacture of products in Europe to reduce logistics costs and improve delivery times. We anticipate further outsourcing initiatives in the future.

Strategic Partnerships

We have entered into strategic agreements with various technology partners to enhance our fiber optic capabilities, to further development of our network management systems and to expand globally.

In the area of fiber optics, we have entered into an agreement with Finisar Corporation, a leading provider of optical and digital integration technology, to co-develop a set of fiber optics-based products for two-way HFC networks that provide digital return functionality to improve network performance, economics and capacity. In addition, JDS Uniphase is working with us through an OEM agreement to incorporate JDS fiber-optic lasers into our headend product line.

In the area of network management, our alliances with Fortress Technologies Inc., SilCom Manufacturing Technology Inc., and Interactive Enterprise Ltd. have significantly enhanced our branded BMS product offerings: COR.NOC, our NOC near Atlanta, Georgia, and COR-Convergence, our communications management system for broadband networks. Fortress Technologies is providing us with advanced security solutions for broadband networks. SilCom is working with us on emerging industry standards-based hardware and software technology for network element management. Interactive Enterprise is contributing a software-based mediation platform that enables, among other network management functions, the auto-provisioning of cable modems. All address key network management concerns of our customer base of network operators.

To facilitate our expansion in the international markets, we are partnering with Filtronic plc, an international electronics company, to cost-effectively design and manufacture amplifiers and nodes tailored to the European market.

Intellectual Property

We hold 14 United States patents for various inventions relating to fiber optic and RF transmission equipment and technology, and network management techniques and services. We attempt to protect our intellectual property through patents, trademarks, copyrights and a program of maintaining certain technology as trade secrets.

Item 2. Properties

We operate the following principal facilities:

                                                                   Approximate (O)Owned
Location                               Principal Use               Square Feet (L)Leased
--------                               -------------               ----------- ---------
State College,
 Pennsylvania........... Administrative Offices and Manufacturing    133,000        O
Tipton, Pennsylvania.... Manufacturing                                45,000        O
Tijuana, Mexico......... Manufacturing                                89,400        L
Santa Clara,
 California............. Development Engineering and Manufacturing    24,500        L
Suwanee, Georgia........ Network Operations Center                    13,650        L
Lakewood, Colorado...... Administrative Offices                        4,510        L
Riverside, California... Administrative Offices                        4,023        L
Almere, The
 Netherlands............ Administrative Offices                        5,100        L

On June 25, 1998, we announced the closing of our manufacturing plant located in Reedsville, Pennsylvania, in order to reduce costs and improve productivity and asset utilization. On August 10, 1998, we purchased the facility, which is currently being held for sale.

We are approved for ISO 9001 registration at our Pennsylvania and Tijuana manufacturing facilities. ISO 9001 is the most comprehensive of all ISO 9000 series requirements and includes quality assurance in design, development, production, installation and servicing. Criteria for registration are set by the International Organization for Standardization, whose function is to develop global standards in an effort to improve the exchange of goods and services internationally. This designation builds on our reputation as a high-quality, global provider of transmission electronics.

Item 3. Legal Proceedings

None

Item 4. Submission of Matters to a Vote of Securities Holders

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2000.

Executive Officers of the Registrant

All executive officers of the company are elected annually at the Annual Meeting of the Board of Directors (which is normally held on the date of the Annual Meeting of Shareholders of the Company) to serve in their offices for the next succeeding year and until their successors are duly elected and qualified. The listing immediately following this paragraph gives certain information about our executive officers, including the age, present position and business experience during the past five years.

 Name                       Age               Position/Experience
 ----                       ---               -------------------
 Richard E. Perry..........  70 Chairman since June 1986; Chief Executive
                                Officer from July 1985 to August 1996, and from
                                March 1998 to July 1998.

 David A. Woodle...........  44 President and Chief Executive Officer since
                                July 20, 1998. General Manager-Strategic
                                Systems of Raytheon Systems Company, a company
                                providing computer systems integration services
                                to government and commercial customers, from
                                January 1998 to July 1998; Vice President and
                                General Manager, Raytheon E-Systems, HRB
                                Systems from June 1996 to January 1998; VP,
                                Strategic Programs and TMS, Raytheon E-Systems,
                                HRB Systems from October 1990 to June 1996.

 Mary G. Beahm.............  40 Vice President--Human Resources since November
                                1998; Human Resources Consultant, Westinghouse
                                Electric Corporation, a company providing
                                products and services to government and
                                commercial industries, from August 1987 to
                                November 1998.

 David J. Eng..............  47 Sr. Vice President--Americas Business , since
                                February 2000; Sr. Vice President--Worldwide
                                Sales from March 1997 to February 2000; Vice
                                President--Sales, North, Central and South
                                America from August 1996 to March 1997; Vice
                                President--Sales & Marketing from August 1994
                                to August 1996.

 Lawrence R. Fisher, Jr. ..  50 Vice President--Science and Technology since
                                July 1999. Vice President--Engineering from
                                August 1996 to July 1999; Director, RF
                                Engineering Product Development from June 1995 to July 1996.

 William T. Hanelly........  44 Vice President--Finance, Secretary and
                                Treasurer since October 1998; Regional
                                Controller, Raytheon E-Systems, a company
                                providing computer systems integration services
                                to government and commercial customers, from
                                May 1998 to October 1998; Vice President--
                                Finance, HRB Systems from June 1994 to May
                                1998.

 Donald F. Miller..........  58 Vice President--Operations & Manufacturing
                                since August 1995.

 Gerhard B. Nederlof.......  52 Sr. Vice President--EuroPacific Business since
                                February 2000; Sr. Vice President--Broadband
                                Management Services from July 1999 to February
                                2000; Sr. Vice President--Marketing from
                                September 1998 to July 1999; Sr. Vice
                                President--Marketing, Business Development and
                                Services from March 1997 to September 1998;
                                Vice President--Sales, Europe and Pacific Rim
                                from August 1996 to March 1997; Vice
                                President--International from January 1992 to
                                August 1996.

                                    PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder
Matters

The Company's common stock is traded on The Nasdaq Stock Market's National Market System. The Nasdaq symbol is CCBL. The range of high and low price information as reported by Nasdaq follows:

                                                                    High   Low
                                                                   ------ ------
   1999
   Quarter ended
     September 30, 1998........................................... $ 9.63 $ 5.66
     December 31, 1998............................................ $ 7.75 $ 5.00
     March 31, 1999............................................... $ 9.75 $ 6.97
     June 30, 1999................................................ $14.72 $ 8.56
   2000
   Quarter ended
     September 30, 1999........................................... $18.13 $10.81
     December 31, 1999............................................ $41.64 $14.13
     March 31, 2000............................................... $51.63 $21.38
     June 30, 2000................................................ $48.50 $19.50

We have never paid a dividend. As of June 30, 2000, there were 638 shareholders of record of common stock.

In connection with the acquisition of Worldbridge on February 18, 2000, the Company issued 1,603,584 shares of the Company's common stock (including 160,356 shares that were issued into escrow). These securities were issued in a private placement pursuant to Section 4(2) of the Securities Act of 1933, as amended. As required under the merger agreement, a registration statement covering the resale of shares issued to former Worldbridge shareholders, has been declared effective by the Securities and Exchange Commission.

Item 6. Selected Financial Data

                            Selected Financial Data
                      (in thousands except per share data)

                                                                 Historical(/1/)
                                                                 ---------------
                           June 30, June 25,  June 26, June 27,     June 28,
Fiscal Year Ended            2000     1999      1998     1997         1996
-----------------          -------- --------  -------- --------  ---------------
Statement of operations
 data:
Net sales................  $281,135 $202,168  $169,852 $144,988     $139,539
Income (loss) from
 continuing operations
 excluding non-recurring
 charges.................    17,903     (704)      434    1,284        9,014
Income (loss) from
 continuing operations...    14,461     (704)       40    1,284        9,014
Loss from discontinued
 operations..............       --       --        --    (6,605)      (3,095)
Gain (loss) from disposal
 of discontinued
 operations..............     1,063      397       928   (3,830)         --
Net income (loss)........    15,524     (307)      968   (9,151)       5,919
Net income (loss) per
 share--basic(/2/)
  Continuing operations
   excluding non-
   recurring charges.....  $   0.60 $  (0.06) $   0.02 $   0.05     $   0.47
  Continuing operations..      0.48    (0.06)      --      0.05         0.47
  Discontinued
   operations............       --       --        --     (0.28)       (0.16)
  Disposal of
   discontinued
   operations............      0.04     0.02      0.04    (0.17)         --
Net income (loss) per
 share--basic............      0.52    (0.04)     0.04    (0.40)        0.31
Net income (loss) per
 share--diluted(/2/)
  Continuing operations
   excluding non-
   recurring charges.....  $   0.53 $  (0.06) $   0.02 $   0.05     $   0.46
  Continuing operations..      0.43    (0.06)      --      0.05         0.46
  Discontinued
   operations............       --       --        --     (0.25)       (0.16)
  Disposal of
   discontinued
   operations............      0.03     0.02      0.04    (0.15)         --
Net income (loss) per
 share--diluted..........      0.46    (0.04)     0.04    (0.35)        0.30
Weighted average common
 shares and common share
 equivalents(/2/)
  Basic..................    30,039   22,483    22,503   23,197       19,109
  Diluted................    33,968   22,483    22,503   25,929       19,737
Balance sheet data (at
 period end):
Working capital..........  $189,299 $ 36,082  $ 31,696 $ 35,591     $ 35,452
Total assets.............   273,039  109,180    90,160   88,721       77,278
Total long-term debt
 obligations.............     1,752    7,992     9,348    8,532        8,030
Shareholders' equity.....   227,658   61,265    60,933   55,976       53,317

--------
(/1/)The information presented for fiscal year ended June 28, 1996, is derived from the historical consolidated financial statements of C-COR.net Corp., and has not been restated for the fiscal year 2000 mergers.
(/2/)Net income (loss) per share amounts and weighted average common shares and common share equivalents have been adjusted to reflect a 2-for-1 stock split effective December 22, 1999.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

We design, manufacture and market network transmission products and provide services and support to HFC network operators. We operate in two industry segments; the Telecommunications Equipment segment which provides a comprehensive range of products, including RF amplifiers and fiber optic equipment for the network headend, node and RF plant; and the Broadband Management Services segment which focuses on enabling reliable, high-speed, broadband communications over HFC networks and includes network management and enabling services, high-speed data certification, system integration services, data security solutions, network engineering and design, system activation, network optimization, and system maintenance.

Business Combinations

Pooling of Interests. During fiscal year 2000, the Company consummated three acquisitions which were accounted for under the pooling-of-interests method of accounting.

On July 9, 1999, we consummated a merger with Convergence, whereby Convergence became a wholly owned subsidiary of the Company. As consideration in the merger, the outstanding shares of common stock of Convergence were converted into 2,866,646 shares of the Company's common stock. Outstanding warrants to acquire Convergence common stock were converted into warrants to acquire an aggregate of 733,860 shares of the Company's common stock.

On September 17, 1999, we consummated a merger with SVCI, whereby SVCI became a wholly owned subsidiary of the Company. As consideration in the merger, the outstanding shares of common stock of SVCI were converted into 3,090,162 shares of the Company's common stock (including 350,418 shares that were issued into escrow). Outstanding stock options and warrants to acquire SVCI common stock were converted into stock options and warrants to acquire an aggregate of 767,688 shares of the Company's common stock.

On February 18, 2000, we consummated a merger with Worldbridge, whereby Worldbridge became a wholly owned subsidiary of the Company. As consideration in the merger, the outstanding shares of common stock of Worldbridge were converted into 1,603,584 shares of the Company's common stock (including 160,356 shares that were issued into escrow). Outstanding stock options to acquire Worldbridge common stock were converted into stock options to acquire an aggregate of 196,416 shares of the Company's common stock.

We recorded one-time charges of $9.0 million related to the business combinations with Convergence, SVCI and Worldbridge during fiscal year 2000. The one-time charges include merger transaction and other related costs, as well as restructuring costs which included severance payments for approximately 40 employees affected by consolidation of positions and administrative functions resulting from the mergers, and write-off of assets related to existing fiber optic products that became redundant as a result of the acquisition of SVCI. At June 30, 2000, a liability of $489,000 related to these business combination costs is included in accrued liabilities.

Asset Purchase. On January 28, 2000, a wholly owned subsidiary of the Company purchased substantially all of the assets of ACSI for $3.6 million. As a result of the acquisition, we recorded goodwill in the amount of $2.5 million related to the excess of the purchase price over the fair value of the net assets acquired. The goodwill is being amortized on a straight-line basis over ten years. We did not assume any material liabilities of ACSI in the transaction.

Results of Operations

The Company's consolidated statements of operations from continuing operations for fiscal years 2000, 1999, and 1998 as a percentage of net sales, are as follows:

                                                            Year Ended
                                                    ---------------------------
                                                    June 30, June 25,  June 26,
                                                      2000     1999      1998
                                                    -------- --------  --------
   Net sales......................................   100.0%   100.0%    100.0%
   Cost of sales..................................    74.2%    75.3%     79.0%
                                                     -----    -----     -----
   Gross margin...................................    25.8%    24.7%     21.0%
   Operating expenses:
     Selling and administrative...................    11.1%    16.0%     14.5%
     Research and product development.............     5.7%     5.9%      5.9%
     Merger and restructuring costs...............     3.2%     0.0%      0.3%
                                                     -----    -----     -----
       Total operating expenses...................    20.0%    21.9%     20.7%
                                                     -----    -----     -----
   Income from continuing operations..............     5.8%     2.8%      0.3%
     Interest and other income (expense), net.....     1.3%    (0.7)%    (0.2)%
                                                     -----    -----     -----
   Income from continuing operations before income
    taxes.........................................     7.1%     2.1%      0.1%
   Provision for income taxes.....................     2.0%     2.4%      0.1%
                                                     -----    -----     -----
   Income (loss) from continuing operations.......     5.1%    (0.3)%     0.0%
                                                     =====    =====     =====

Net Sales. Net sales increased by 39% to $281.1 million in fiscal year 2000 from $202.2 million in fiscal year 1999. Telecommunications Equipment segment sales increased by 35% to $239.3 million in fiscal year 2000 from $176.8 million in fiscal year 1999. The increase was attributable to sales growth in RF and fiber optics products as we continue to expand our product offering through development of new products, acquisitions and strategic partnerships to meet domestic and international customer demands. BMS segment sales increased by 65% to $41.8 million in fiscal year 2000 from $25.4 million in fiscal year 1999. The increase was primarily attributable to technical services performed in our customers' plants, including system sweep, reverse path activation, ingress mitigation, node certification and system maintenance. Net sales increased by 19% to $202.2 million in fiscal year 1999 from $169.9 million in fiscal year 1998. Telecommunications Equipment segment sales increased by 16%, to $176.8 million in fiscal year 1999 from $152.8 million in fiscal year 1998, as a result of increased capital spending by certain domestic cable operators for network transmission equipment. BMS segment sales increased by 49%, to $25.4 million in fiscal year 1999 from $17.1 million in fiscal year 1998, due to increased technical services related to design, activation and support of HFC networks.

Domestic sales increased by 37% to $250.3 million in fiscal year 2000 from $182.6 million in fiscal year 1999. This growth occurred in both telecommunication equipment and broadband management services sales. A significant amount of consolidation and system swaps occurred among our domestic customer base over the past 18 months. Following that activity, several of the resulting large multiple system operators (MSO's) began upgrading the properties they had acquired and this translated into increased demand for our products and services. Domestic sales increased by 33% to $182.6 million in fiscal year 1999 from $137.2 million in fiscal year 1998. The increase was principally in sales of telecommunications equipment, resulting from increased demand for network equipment by certain domestic MSO's. Total domestic sales were 89% of net sales for fiscal year 2000, as compared to 90% and 81% for fiscal years 1999 and 1998, respectively.

International sales increased by 58% to $30.8 million in fiscal year 2000 from $19.6 million in fiscal year 1999. This growth was principally in sales of telecommunications equipment and reflected the beginning of a network upgrade program by a major customer in Canada and increased demand from customers in the EuroPacific region. International sales decreased by 40% to $19.6 million in fiscal year 1999 from $32.7 million in fiscal year 1998. The decrease resulted generally from a weakness in sales to all international markets, with the exception of Asia, in fiscal year 1999. We expect international markets will continue to represent a substantial portion of our sales base, but believe demand will continue to be highly variable. The international markets represent distinct markets in which capital spending decisions for HFC network distribution equipment can be impacted by a variety of factors including access to financing and general economic conditions. Our total international sales were 11% of consolidated net sales in fiscal year 2000, as compared to 10% and 19% for fiscal years 1999 and 1998, respectively.

We are subject to certain risks as a result of market and customer concentration. For additional information regarding risks, reference Note P of the consolidated financial statements.

Gross Margin. Gross margin was 25.8% in fiscal year 2000, 24.7% in fiscal year 1999 and 21.0% in fiscal year 1998. For the Telecommunications Equipment segment, gross margin was 27.3% in fiscal year 2000, 25.3% in fiscal year 1999 and 22.3% in fiscal year 1998. In fiscal year 2000, efficiencies resulting from higher production volumes enabled us to improve our absorption of fixed manufacturing overhead costs, and realize greater material cost reductions, as compared to fiscal year 1999. In addition, changes in product mix and ongoing efforts to improve manufacturing automation initiatives also contributed to the increase in gross margin percentage in fiscal year 2000, relative to fiscal year 1999. Reductions in material costs, changes in customer and product mix, lower manufacturing costs resulting from our operation in Mexico, efficiencies resulting from higher production volume and manufacturing automation initiatives, all contributed to the increase in the gross profit margin in fiscal year 1999, relative to fiscal year 1998. For the BMS segment, gross margin was 17.6% in fiscal year 2000, 19.9% in fiscal year 1999 and 9.6% in fiscal year 1998. In fiscal year 2000, gross margin for the BMS segment declined relative to fiscal year 1999 due to increased costs associated with a ramp-up of personnel and other infrastructure costs as the Company expanded its technical services group. Gross margin for the BMS segment increased in fiscal year 1999, compared to fiscal year 1998, due to improved margins on products and services to manage high-speed data, as well as technical customer services.

Selling and Administrative. Selling and administrative expenses were $31.3 million (11.1% of net sales) in fiscal year 2000, $32.4 million (16.0% of net sales) in fiscal year 1999 and $24.6 million (14.5% of net sales) in fiscal year 1998. The decrease in selling and administrative expenses in fiscal year 2000 was primarily due to the consolidation of certain positions and administrative functions, as a result of the mergers with Convergence and SVCI. The increase in selling and administrative expenses for fiscal year 1999, compared to fiscal year 1998, was due primarily to personnel and other costs associated with expansion of our domestic sales force in conjunction with the introduction of new products and expanded offering of technical services related to design, activation and support of HFC networks. We anticipate increasing selling and administrative expense in future periods, related to international expansion, although these expenses may vary as a percentage of net sales.

Research and Product Development. Research and product development expenses were $16.0 million (5.7% of net sales) in fiscal year 2000, $11.8 million (5.9% of net sales) in fiscal year 1999 and $10.0 million (5.9% of net sales) in fiscal year 1998. The increase in research and product development expenditures in fiscal year 2000 resulted from higher personnel costs and additional expenses primarily for development of fiber optic transmission products, including transmitters, receivers, Erbium-Doped Fiber Amplifiers and the continued development of network management products and capabilities. The increase in research and product development expenses in fiscal year 1999 compared to fiscal year 1998 resulted from higher personnel costs and additional expenses primarily for development of fiber optic and network management products. We anticipate continuing increases in research and product development expenses in future periods, related to ongoing initiatives, although these expenses may vary as a percentage of net sales.

Operating Income (Loss) By Segment. Operating income (excluding non-recurring business combination costs) for the Telecommunications Equipment segment in fiscal years 2000, 1999 and 1998, was $28.1 million, $8.2 million and $3.3 million, respectively. The increase in operating income for each year was attributable to increased volume and improvement in gross margins. Operating loss (excluding non-recurring business combination costs) for the BMS segment in fiscal years 2000, 1999 and 1998, was $2.8 million, $2.6 million and $2.8 million, respectively. The losses derive primarily from increased investment and development costs associated with our network management products.

Interest and Investment Income. Interest expense was $814,000 in fiscal year 2000, $1.4 million in fiscal year 1999 and $437,000 in fiscal year 1998. The decrease in interest expense in fiscal year 2000 resulted from reductions of long-term debt and borrowings on various short-term credit facilities, and a decrease in the amortization related to the fair market value of warrants issued in fiscal year 1999 in connection with certain debt financing arrangements by SVCI. The increase in interest expense in fiscal year 1999 compared to 1998 resulted primarily from increased borrowings on various credit facilities and $911,000 of amortization related to the fair market value of warrants issued in connection with certain debt financing arrangements by SVCI.

Investment income was $4.9 million in fiscal year 2000, $318,000 in fiscal year 1999 and $434,000 in fiscal year 1998. The increase in investment income in fiscal year 2000 resulted from short-term investments of the net proceeds received in our follow-on public offering completed on November 12, 1999. The decrease in investment income in fiscal year 1999 compared to 1998 resulted primarily from a reduced level of short-term invested cash balances.

Income Taxes. Our overall effective income tax rate was 27.6% for fiscal year 2000, 117.0% for fiscal year 1999 and 58.8% for fiscal year 1998. The lower effective income tax rate for fiscal year 2000 resulted primarily from an adjustment to the valuation allowance on deferred tax assets related to certain tax benefits from the acquisitions of Convergence and SVCI, and was offset partially by permanent differences for non-deductible business combination costs incurred in relation with the mergers with Convergence, SVCI and Worldbridge. The higher effective income tax rate in fiscal year 1999, as compared to fiscal year 1998, resulted primarily from limited tax benefit from the operating losses at SVCI and Convergence, reduced tax benefits from our Foreign Sales Corporation and higher state income taxes. In addition, fluctuations in the effective income tax rate from period to period reflect other changes in permanent non-deductible amounts, the relative profitability related to both U.S. and non-U.S. operations and differences in statutory rates. We expect to have an effective annual tax rate that approximates statutory rates in the future.

Results of Discontinued Operations

On July 10, 1997, we announced the discontinuation of our Digital Fiber Optics Transmission Products segment located in Fremont, California.

We recorded gains on the disposal of the discontinued operations, net of tax, of $1.1 million, $397,000 and $928,000, for fiscal years 2000, 1999 and 1998, respectively.

The gain on disposal of the discontinued business segment in fiscal year 2000 resulted primarily from settlement of certain litigation with a supplier. The gain on disposal of the discontinued business segment in fiscal year 1999 resulted primarily from the settlement of certain warranty claims. In fiscal year 1998, the gain derived primarily from higher than anticipated proceeds associated with the disposal of assets, primarily inventory, and lower than anticipated operating costs from the measurement date to the disposal date.

Liquidity and Capital Resources

In November 1999, we completed a follow-on public offering of our common stock, resulting in net proceeds (after deducting issuance costs) of $133.3 million. As of June 30, 2000, cash and cash equivalents and short-term investments totaled $137.5 million, up from $6.3 million at June 25, 1999.

Net cash and cash equivalents provided by operating activities were $10.8 million in fiscal year 2000 compared to $4.6 million in fiscal year 1999 and $5.0 million in fiscal year 1998. The $10.8 million of cash provided by operations in fiscal year 2000 includes the effect of $9.0 million of nonrecurring costs associated with the mergers completed during the year. Excluding these costs, the operations generated $18.4 million in cash in fiscal year 2000. The increase in cash and cash equivalents provided by operating activities in fiscal year 2000 was primarily due to the increase in net income for fiscal year 2000, compared to a net loss in fiscal year 1999, and higher accounts payable and accrued liabilities, which was partially offset by increases in accounts receivable and inventory.

Net cash and cash equivalents used in investing activities were $56.3 million in fiscal year 2000 compared to $6.6 million in fiscal year 1999 and $12.2 million in fiscal year 1998. The increase in cash and cash equivalents used in investing activities in fiscal year 2000 was primarily due to purchases of marketable securities and other short-term investments. Other investing activities included our purchases of property, plant and equipment for $7.9 million, as well as our purchase of substantially all the assets of ACSI for $3.6 million, of which $3.2 million was disbursed during the fiscal year, with the remaining balance subject to certain escrow requirements. In addition, we invested $3.5 million in Fortress Technologies.

Net cash and cash equivalents provided by financing activities were $135.1 million in fiscal year 2000 compared to $3.4 million in fiscal year 1999 and $1.5 million in fiscal year 1998. The increase in cash provided by financing activities for fiscal year 2000 resulted primarily from net proceeds received through a follow-on public offering of our common stock. Our other financing activities consisted primarily of payments on short-term and long-term debt and proceeds from the exercise of employee stock options and warrants.

We have a credit agreement with three banks under which we may borrow up to $70.0 million. Under the credit agreement, $20.0 million is available as a revolving line-of-credit, subject to an aggregate sub-limit of $2.0 million for issuance of letters of credit which is committed through November 30, 2000. The credit agreement also permits us to borrow up to $50.0 million, for strategic acquisitions and/or investments, which is also committed through November 30, 2000. Credit pricing on these facilities is a function of our total funded indebtedness to earnings before interest, taxes, depreciation and amortization (EBITDA) ratio. Borrowings under the credit agreement bear interest at various rates, at our option, and are limited to three times EBITDA. Borrowings on these facilities are unsecured, subject to a negative pledge on all business assets, and we are required to maintain certain financial ratios and comply with indebtedness tests. As of June 30, 2000, we had no borrowings outstanding under the credit agreement, and based on fiscal year 2000 EBITDA, the full $70 million facility was available.

Management believes that operating cash flow, proceeds received from the follow-on public offering, as well as the aforementioned credit agreement, will be adequate to provide for all cash requirements for the foreseeable future, subject to requirements that strategic developments might dictate.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 8. Financial Statements and Supplementary Data

Consolidated financial statements of C-COR.net Corp. meeting the requirements of Regulation S-X are filed on the following pages of this Item 8 of this Annual Report on Form 10-K, as listed below:

                                                                          Page
                                                                          -----
Report of Independent Auditors..........................................   21

Consolidated Balance Sheets as of June 30, 2000 and June 25, 1999.......   22

Consolidated Statements of Operations for the Years Ended June 30, 2000,
 June 25, 1999 and June 26, 1998........................................   23

Consolidated Statements of Cash Flows for the Years Ended June 30, 2000,
 June 25, 1999 and June 26, 1998........................................   24

Consolidated Statements of Shareholders' Equity for the Years Ended June
 30, 2000, June 25, 1999 and June 26, 1998..............................   25

Notes to Consolidated Financial Statements..............................  26-50

                          Independent Auditors' Report

The Board of Directors
C-COR.net Corp. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of C-COR.net Corp. and subsidiaries as of June 30, 2000 and June 25, 1999, and the related consolidated statements of operations, cash flows and shareholders' equity for each of the years in the three-year period ended June 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of C-COR.net Corp. and subsidiaries as of June 30, 2000 and June 25, 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

KPMG LLP
State College, Pennsylvania
August 11, 2000

                                C-COR.net Corp.

                          Consolidated Balance Sheets
                       (In thousands, except share data)

                                                             June 30,  June 25,
                                                               2000      1999
                                                             --------  --------
                          ASSETS
Current assets
Cash and cash equivalents..................................  $ 95,379  $  5,805
Marketable securities......................................    42,154       445
Interest receivable........................................     1,007         1
Accounts and notes receivables, less allowance of $1,148 in
 2000 and $1,052 in 1999...................................    49,325    35,252
Inventories................................................    31,760    23,565
Deferred taxes.............................................     7,470     6,352
Other current assets.......................................     3,447     3,546
Net current assets of discontinued operations..............       379       433
                                                             --------  --------
    Total current assets...................................   230,921    75,399
Property, plant and equipment, net.........................    28,322    28,821
Intangible assets, net of accumulated amortization of $242
 in 2000 and $172 in 1999..................................     2,477     1,131
Deferred taxes.............................................     4,909     1,113
Other long-term assets.....................................     6,410     2,716
                                                             --------  --------
    Total assets...........................................  $273,039  $109,180
                                                             ========  ========
           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable...........................................  $ 21,341  $ 16,421
Accrued liabilities........................................    20,056    17,400
Line-of-credit and short-term credit obligations...........       --      4,638
Current portion of long-term debt..........................       225       858
                                                             --------  --------
    Total current liabilities..............................    41,622    39,317
Long-term debt, less current portion.......................     1,527     3,741
Other long-term liabilities................................     2,232     1,464
Commitments and contingent liabilities
                                                             --------  --------
    Total liabilities......................................    45,381    44,522
                                                             --------  --------
Series A redeemable convertible preferred stock, no par....       --      3,393
Shareholders' equity
Preferred stock, no par; authorized shares of 2,000,000;
 issued, none..............................................       --        --
Convertible preferred stock, no par........................       --     24,304
Common stock, $.05 par; authorized shares of 100,000,000 in
 2000 and 48,000,000 in 1999; issued shares of 35,219,825
 in 2000 and 23,923,065 in 1999............................     1,761     1,197
Additional paid-in capital.................................   197,240    22,416
Accumulated other comprehensive loss.......................       (30)      (96)
Unearned compensation......................................        (8)      --
Retained earnings..........................................    35,952    20,605
Treasury stock at cost, 1,224,941 shares in 2000 and
 1,318,118 shares in 1999..................................    (7,257)   (7,161)
                                                             --------  --------
    Total shareholders' equity.............................   227,658    61,265
                                                             --------  --------
    Total liabilities and shareholders' equity.............  $273,039  $109,180
                                                             ========  ========

          See accompanying notes to consolidated financial statements.

                                C-COR.net Corp.

                     Consolidated Statements of Operations
                     (In thousands, except per share data)

                                                          Year Ended
                                                  ----------------------------
                                                  June 30,  June 25,  June 26,
                                                    2000      1999      1998
                                                  --------  --------  --------
Net sales........................................ $281,135  $202,168  $169,852
Cost of sales....................................  208,546   152,315   134,128
                                                  --------  --------  --------
Gross margin.....................................   72,589    49,853    35,724
Operating expenses:
  Selling and administrative.....................   31,350    32,430    24,609
  Research and product development...............   16,003    11,833     9,988
  Merger and restructuring costs.................    9,045       --        625
                                                  --------  --------  --------
    Total operating expenses.....................   56,398    44,263    35,222
Income from operations...........................   16,191     5,590       502
Interest expense.................................     (814)   (1,396)     (437)
Investment income................................    4,901       318       434
Other expense, net...............................     (305)     (377)     (402)
                                                  --------  --------  --------
Income before income taxes.......................   19,973     4,135        97
Income tax expense...............................    5,512     4,839        57
                                                  --------  --------  --------
Income (loss) from continuing operations.........   14,461      (704)       40
                                                  --------  --------  --------
Discontinued operations:
  Gain on disposal of discontinued business
   segment, net of tax...........................    1,063       397       928
                                                  --------  --------  --------
Net income (loss)................................   15,524      (307)      968
Dividend requirements on preferred stocks........      --       (613)     (122)
                                                  --------  --------  --------
Net income (loss) available to common
 shareholders.................................... $ 15,524  $   (920) $    846
                                                  ========  ========  ========
Net income (loss) per share--basic:
  Continuing operations.......................... $   0.48  $  (0.06)      --
  Gain on disposal of discontinued operations....     0.04      0.02      0.04
                                                  --------  --------  --------
    Net income (loss)............................ $   0.52  $  (0.04) $   0.04
                                                  ========  ========  ========
Net income (loss) per share--diluted:
  Continuing operations.......................... $   0.43  $  (0.06) $    --
  Gain on disposal of discontinued operations....     0.03      0.02      0.04
                                                  --------  --------  --------
    Net income (loss)............................ $   0.46  $  (0.04) $   0.04
                                                  ========  ========  ========
Weighted average common shares and common share
 equivalents
  Basic..........................................   30,039    22,483    22,503
  Diluted........................................   33,968    22,483    22,503

          See accompanying notes to consolidated financial statements.

                                C-COR.net Corp.

                     Consolidated Statements of Cash Flows
                                 (In thousands)

                                                          Year Ended
                                                  ----------------------------
                                                  June 30,  June 25,  June 26,
                                                    2000      1999      1998
                                                  --------  --------  --------
Operating Activities:
Net income (loss)...............................  $ 15,524  $   (307) $    968
Adjustments to reconcile net income (loss) to
 net cash and cash equivalents provided by
 operating activities:
Depreciation and amortization...................     8,891     9,199     7,233
Amortization of debt discount...................       381       911       --
Amortization of unearned compensation...........        14       --        --
Gain on disposal of discontinued operations, net
 of tax.........................................    (1,063)     (397)     (928)
Provision for deferred retirement salary plan...       309       204       292
Loss (gain) on sale of property, plant, and
 equipment......................................       331       235       (20)
Incentive plan compensation expense.............       369       --        --
Tax benefit deriving from exercise and sale of
 stock option shares............................     3,859        94        57
Changes in operating assets and liabilities, net
 of acquisition:
 Interest receivable............................    (1,006)      --        --
 Accounts receivable............................   (13,188)  (12,294)   (1,188)
 Inventories....................................    (8,195)   (5,756)    2,748
 Other assets...................................       468       (58)   (3,064)
 Accounts payable...............................     4,920     9,540    (2,609)
 Accrued liabilities............................     2,983     6,084     3,818
 Deferred income taxes..........................    (4,917)   (2,303)   (3,357)
 Discontinued operations--working capital
  changes and noncash charges...................     1,117      (553)    1,051
                                                  --------  --------  --------
Net cash and cash equivalents provided by
 operating activities...........................    10,797     4,599     5,001
                                                  --------  --------  --------
Investing Activities:
Purchase of property, plant and equipment.......    (7,891)   (8,669)  (10,808)
Purchase of marketable securities and other
 short-term investments.........................   (41,709)      (84)      --
Proceeds from sale of (investment in) equity
 securities.....................................    (3,501)      --         15
Issuance of (payments on) notes receivable,
 net............................................       --      1,972    (2,011)
Change in other assets..........................       --         94      (146)
Asset purchase of ACSI..........................    (3,185)      --        --
Proceeds from sale of property, plant and
 equipment......................................         8        48        51
Proceeds from discontinued operations...........       --        --        656
                                                  --------  --------  --------
Net cash and cash equivalents used in investing
 activities.....................................   (56,278)   (6,639)  (12,243)
                                                  --------  --------  --------
Financing Activities:
Payment of debt and capital lease obligations...    (2,847)   (5,107)   (1,136)
Proceeds from long-term debt borrowing..........       --      3,097        52
Proceeds from (payments on) short-term credit
 facilities, net................................    (5,019)    5,019    (3,573)
Proceeds from issuance of convertible preferred
 stock..........................................       --      1,355     6,180
Proceeds from issuance of common stock to
 employee stock purchase plan...................       130        76        51
Proceeds from exercise of stock options.........     6,272     1,202       277
Proceeds from exercise of stock warrants........     3,485       --        --
Proceeds from issuance of common stock, net.....   133,311       --        --
Purchase and retirement of convertible preferred
 stock..........................................       --     (1,000)      --
Purchase of treasury stock......................      (277)   (1,265)     (312)
                                                  --------  --------  --------
Net cash and cash equivalents provided by
 financing activities...........................   135,055     3,377     1,539
                                                  --------  --------  --------
Increase (decrease) in cash and cash
 equivalents....................................    89,574     1,337    (5,703)
Elimination of duplicated activity..............       --      1,014        (6)
Cash and cash equivalents at beginning of year..     5,805     3,454     9,163
                                                  --------  --------  --------
Cash and cash equivalents at end of year........  $ 95,379  $  5,805  $  3,454
                                                  ========  ========  ========
Supplemental cash flow information:
Non-cash investing and financing activities
 Fair value adjustment of available-for-sale
  securities....................................  $     75       --        --
 Conversion of convertible preferred stock......    27,697       --        --
 Exercise of warrants...........................       247       --        --
 Retirement of treasury stock...................       181       --        --

          See accompanying notes to consolidated financial statements.

                                C-COR.net Corp.

                Consolidated Statements of Shareholders' Equity
                                 (In thousands)

                                                                     Accumulated
                                                                        Other
                                                         Additional Comprehensive
                          Comprehensive Preferred Common  Paid-in      Income       Unearned   Retained  Treasury
                             Income       Stock   Stock   Capital      (Loss)     Compensation Earnings   Stock
                          ------------- --------- ------ ---------- ------------- ------------ --------  --------
Balance, June 27, 1997..                 $20,610  $1,178  $ 20,534      $(115)        $--      $19,535   $(5,765)
Net income..............     $   968         --      --        --         --           --          968       --
Other comprehensive
 income:
Net unrealized holding
 gains on marketable
 securities.............           7         --      --        --         --           --          --        --
Foreign currency
 translation gain.......           9         --      --        --         --           --          --        --
                             -------
Other comprehensive
 income.................          16         --      --        --          16          --          --        --
                             -------
Comprehensive income....     $   984         --      --        --         --           --          --        --
                             =======
Adjustment related to
 merger (Note B)........                     --      --        --         --           --          432       --
Shares issued...........                   3,400     --        --         --           --          --        --
Issuance of stock
 warrants...............                     --      --        189        --           --          --        --
Accretion of discount on
 convertible preferred
 stock..................                     --      --        --         --           --         (122)      --
Exercise of stock
 options................                     --        5       272        --           --          --        --
Tax benefit deriving
 from exercise and sale
 of stock option
 shares.................                     --      --         57        --           --          --        --
Issue shares to employee
 stock purchase plan....                     --      --         51        --           --          --        --
Purchase of treasury
 stock..................                     --      --        --         --           --          --       (312)
                                         -------  ------  --------      -----         ----     -------   -------
Balance, June 26, 1998..                  24,010   1,183    21,103        (99)         --       20,813    (6,077)
Net loss................     $  (307)        --      --        --         --           --         (307)      --
Other comprehensive
 income:
Net unrealized holding
 gains on marketable
 securities.............           4         --      --        --         --           --          --        --
Foreign currency
 translation loss.......          (1)        --      --        --         --           --          --        --
                             -------
Other comprehensive
 income.................           3         --      --        --           3          --          --        --
                             -------
Comprehensive loss......     $  (304)        --      --        --         --           --          --        --
                             =======
Adjustment related to
 merger (Note B)........                     --      --        --         --           --          712       --
Shares adjustment.......                     --      --        (45)       --           --          --        --
Issuance of stock
 warrants...............                   1,294     --        --         --           --          --        --
Accretion of discount on
 convertible preferred
 stock..................                     --      --        --         --           --         (613)      --
Exercise of stock
 options................                     --       13     1,189        --           --          --        --
Tax benefit deriving
 from exercise and sale
 of stock option
 shares.................                     --      --         94        --           --          --        --
Issue shares to employee
 stock purchase plan....                     --        1        75        --           --          --        --
Purchase and retirement
 of preferred stock.....                  (1,000)    --        --         --           --          --        --
Purchase of treasury
 stock..................                     --      --        --         --           --          --     (1,084)
                                         -------  ------  --------      -----         ----     -------   -------
Balance, June 25, 1999..                  24,304   1,197    22,416        (96)         --       20,605    (7,161)
Net income..............     $15,524         --      --        --         --           --       15,524       --
Other comprehensive
 income:
Net unrealized holding
 gains on marketable
 securities.............          75         --      --        --         --           --          --        --
Foreign currency
 translation loss.......          (9)        --      --        --         --           --          --        --
                             -------
Other comprehensive
 income.................          66         --      --        --          66          --          --        --
                             -------
Comprehensive income....     $15,590         --      --        --         --           --          --        --
                             =======
Shares issued for
 secondary public
 offering...............                     --      322   132,989        --           --          --        --
Conversion of preferred
 stock and retirement of
 treasury shares........                 (24,304)    161    27,532        --           --         (177)      181
Exercise of stock
 options................                     --       45     6,227        --           --          --        --
Exercise of stock
 warrants...............                     --       35     3,697        --           --          --        --
Tax benefit deriving
 from exercise and sale
 of stock option
 shares.................                     --      --      3,859        --           --          --        --
Issue shares to employee
 stock purchase plan....                     --      --        130        --           --          --        --
Issue performance
 shares.................                     --        1       368        --           --          --        --
Issue restricted stock..                     --      --         22        --           (22)        --        --
Purchase of treasury
 stock to deferred
 compensation plan......                     --      --        --         --           --          --       (277)
Amortization of unearned
 compensation expense...                     --      --        --         --            14         --        --
                                         -------  ------  --------      -----         ----     -------   -------
Balance, June 30, 2000..                 $   --   $1,761  $197,240      $ (30)         $(8)    $35,952   $(7,257)
                                         =======  ======  ========      =====         ====     =======   =======

          See accompanying notes to consolidated financial statements.

                                C-COR.net Corp.

                   Notes to Consolidated Financial Statements
                (In thousands, except share and per share data)

For the three fiscal years ended June 30, 2000

Description of Business

C-COR.net Corp. (the Company) designs, manufactures and markets network transmission products and provides services and support to HFC network operators. The Company operates in two industry segments; the Telecommunications Equipment segment which provides a comprehensive range of products, including radio frequency (RF) amplifiers and fiber optic equipment for the network headend, node and RF plant; and the Broadband Management Services segment which focuses on enabling reliable, high-speed, broadband communications over hybrid fiber coax (HFC) networks and includes network management and enabling services, high-speed data certification, system integration services, data security solutions, network engineering and design, system activation, network optimization, and system maintenance.

A. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its foreign and domestic subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

Reporting Periods

Management has adopted a fiscal year that ends on the last Friday in June. For reporting periods presented herein, the periods ended on June 30, 2000, June 25, 1999 and June 26, 1998. These years contained 53, 52 and 52 weeks, respectively (see Note B).

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain amounts in the financial statements and related notes have been reclassified to conform to the fiscal year 2000 classifications.

Revenue Recognition

The Company's revenues derive principally from equipment sales, which are generally recognized when the equipment has been shipped. Revenue from Internet service is recognized monthly as services are provided to subscribers. Other service revenues, consisting of system design, field services and other consulting engagements, are generally recognized as services are rendered in accordance with the terms of contracts.

Fair Value of Financial Instruments

The carrying value of the Company's long-term borrowings approximates fair value, after taking into consideration current rates offered to the Company for similar debt instruments of comparable maturities. The fair values of financial instruments have been determined through information obtained from quoted market sources and management estimates.

                                C-COR.net Corp.

                (In thousands, except share and per share data)

Cash Equivalents

The Company considers all highly liquid investments, with a maturity of three months or less when purchased, to be cash equivalents. Cash equivalents are reflected at the lower of cost or market.

Marketable Securities

Marketable securities at June 30, 2000 consisted of municipal bonds, corporate obligations and equity securities. The Company follows the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (Statement 115), in accounting for marketable securities. Under Statement 115, the Company classifies all of its marketable securities as available-for-sale and records them at fair value. Unrealized holding gains and losses are excluded from income and are recorded directly to shareholders' equity in accumulated other comprehensive loss, net of related deferred income taxes.

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

   Building and improvements under capital lease.................       15 years
   Buildings..................................................... 15 to 25 years
   Machinery and equipment under capital lease...................        5 years
   Machinery and equipment.......................................  2 to 10 years
   Leasehold improvements........................................  7 to 15 years

Computer Software

Under Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," the Company capitalizes certain internal and purchased software development and production costs once technological feasibility has been achieved. The Company did not capitalize any software development costs during fiscal year 2000. For fiscal years 1999 and 1998, the Company capitalized $389 and $670, respectively, of purchased software development costs, which is included in other long-term assets in the consolidated financial statements. Amortization expense for fiscal years 2000, 1999 and 1998 was $353, $0 and $0, respectively.

Intangible Assets

Patent, trademark and license costs relate to purchased and internally developed product lines and are carried at cost less accumulated amortization, which is calculated on a straight-line basis over the estimated three year useful life of the asset. Goodwill acquired in connection with the asset purchase of Advanced Communications Services, Inc. (ACSI) in January 2000 is being amortized on a straight-line basis over the estimated useful life of ten years. Amortization expense for the fiscal years 2000, 1999 and 1998, was $273, $172 and $0, respectively.

                                C-COR.net Corp.

                (In thousands, except share and per share data)


Investment

On October 6, 1999, the Company invested $501 in Fortress Technologies, Inc. (Fortress), a security networking company, and subsequently on January 11, 2000, increased its investment to $3,501. The investment in Fortress represents approximately a 5 percent ownership interest. In connection with the investment, the Company and Fortress have agreed on key terms of a reseller agreement, under which the companies will jointly offer a network-based security solution for residential and business cable modem customers. In addition, the Company will become the exclusive provider of this security solution to the domestic broadband cable-operator market. The investment in Fortress, which does not fall within the guidelines of Statement 115, is being carried at cost, since the Company does not exert significant influence over Fortress.

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

On November 12, 1999, the Company completed a follow-on public offering of its common stock, whereby 6,440,000 shares of common stock were issued and sold at a price of $22.00 per share. This offering resulted in net proceeds (after deducting issuance costs) to the Company of $133,311. The proceeds of the offering were used for repayment of debt and will also be used for strategic investments, capital expenditures, working capital and other general corporate purposes.

On December 7, 1999, the Company's board of directors declared a two-for-one stock split of the Company's common stock. The stock split was effective for all shares of record as of the close of business on December 22, 1999. The additional shares were distributed on January 6, 2000. In connection with the stock split, the par value per share of common stock was reduced from $.10 to $.05, and the authorized number of shares of common stock was proportionately increased from 50,000,000 to 100,000,000. All share and per share amounts have been adjusted for the two-for-one stock split effective December 22, 1999, for all periods presented.

At June 30, 2000 and June 25, 1999, treasury stock consisted of 1,224,941 and 1,318,118 shares of common stock, respectively. In fiscal year 2000, the Company retired 116,672 shares of treasury stock upon the mergers with Convergence.com Corporation (Convergence) and Worldbridge Broadband Services, Inc. (Worldbridge). In addition, 23,495 shares of the Company's common stock purchased under a non-qualified deferred compensation arrangement, held in a Rabbi Trust, have been presented in a manner similar to treasury stock as of June 30, 2000. In fiscal years 1999 and 1998, the Company repurchased 180,762 shares of its common stock for $1,084 and 44,628 shares of its common stock for $312, respectively, under stock repurchase programs. The Company used its available capital resources to fund the purchases. The repurchased stock is being held by the

                                C-COR.net Corp.

                (In thousands, except share and per share data)

Company as treasury stock and is available to be used in meeting the Company's obligations under its present and future stock option plans and for other corporate purposes.

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

                                                            Year Ended
                                                    ---------------------------
                                                    June 30, June 25,  June 26,
                                                      2000     1999      1998
                                                    -------- --------  --------
Income (loss) from continuing operations........... $14,461  $  (704)   $   40
Less:
  Accretion of convertible preferred stock.........     --      (613)     (122)
                                                    -------  -------    ------
Continuing income (loss) available to common
 shareholders...................................... $14,461  $(1,317)   $  (82)
Gain from discontinued operations..................   1,063      397       928
                                                    -------  -------    ------
Net income (loss) available to common
 shareholders...................................... $15,524  $  (920)   $  846
                                                    =======  =======    ======
Weighted average common shares outstanding.........  30,039   22,483    22,503
Common share equivalents...........................   3,929      --        --
                                                    -------  -------    ------
Weighted average common shares and common share
 equivalents.......................................  33,968   22,483    22,503
                                                    =======  =======    ======
Net income (loss) per share--basic:
  Continuing operations............................ $  0.48  $ (0.06)   $  --
  Discontinued operations..........................    0.04     0.02      0.04
                                                    -------  -------    ------
    Net income (loss) available to common
     shareholders.................................. $  0.52  $ (0.04)   $ 0.04
                                                    =======  =======    ======
Net income (loss) per share--diluted:
  Continuing operations............................ $  0.43  $ (0.06)   $  --
  Discontinued operations..........................    0.03     0.02      0.04
                                                    -------  -------    ------
    Net income (loss) available to common
     shareholders.................................. $  0.46  $ (0.04)   $ 0.04
                                                    =======  =======    ======

Product Warranty

The Company warrants its products against defects in materials and workmanship, generally for three-to-five years, depending upon product lines. A provision for estimated future costs relating to warranty expense is recorded when product is shipped, based upon historical claims and specifically identified warranty exposures.

Restructuring Costs

On June 25, 1998, the Company announced the closing of its manufacturing plant located in Reedsville, Pennsylvania. As a result of this action, the Company incurred restructuring charges in the fourth quarter of its fiscal year 1998 of $625. The restructuring charge represented salaries and benefits for approximately 140

                                C-COR.net Corp.

                (In thousands, except share and per share data)

employees affected by the plant closing. The work force reduction occurred during the first quarter of fiscal year 1999, thereby eliminating the restructuring accrual at June 25, 1999.

At June 26, 1998, the Company had a Lease/Option to Purchase Agreement with the Mifflin County Industrial Development Corporation (MCIDC) for the building and improvements located in Reedsville, Pennsylvania. On August 10, 1998, the Company purchased the facility using its available capital resources and expects to sell the facility at a price in excess of its net carrying value. The facility has been reclassified from property, plant and equipment to property held-for-sale, which is included in other current assets on the consolidated balance sheet as of June 30, 2000, with a carrying value of $1,100.

Comprehensive Income

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," requires net unrealized investment gains or losses on the Company's available-for-sale securities and net foreign exchange gains or losses on translation to be included in accumulated other comprehensive loss in the consolidated balance sheet and in the disclosure of comprehensive income
(loss). The totals of other comprehensive income (loss) items and comprehensive income (loss) (which includes net income) are displayed separately in the consolidated statements of shareholders' equity.

The components of other comprehensive income (loss) and the related tax effects are as follows:

                                                              Income
                                                      Amount    Tax     Amount
                                                      Before  Expense    Net
                                                       Tax   (Benefit) of Taxes
                                                      ------ --------- --------
   Fiscal year ended June 30, 2000:
   Unrealized holding gain during the fiscal year....  $125     $50      $75
   Net foreign currency translation loss.............   (15)     (6)      (9)
                                                       ----     ---      ---
   Total other comprehensive income..................  $110     $44      $66
                                                       ====     ===      ===
   Fiscal year ended June 25, 1999:
   Unrealized holding gain during the fiscal year....  $  7     $ 3      $ 4
   Net foreign currency translation loss.............    (2)     (1)      (1)
                                                       ----     ---      ---
   Total other comprehensive income..................  $  5     $ 2      $ 3
                                                       ====     ===      ===
   Fiscal year ended June 26, 1998:
   Unrealized holding gain during the fiscal year....  $ 12     $ 5      $ 7
   Net foreign currency translation gain.............    15       6        9
                                                       ----     ---      ---
   Total other comprehensive income..................  $ 27     $11      $16
                                                       ====     ===      ===

Accounting and Disclosure Changes

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (Statement 133), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, which amends the required adoption date of Statement 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company anticipates adopting this Statement in its fiscal year 2001 consolidated financial statements as required. Implementation of this Statement is not expected to have a material effect on the Company's consolidated financial statements.

                                C-COR.net Corp.

                (In thousands, except share and per share data)


B. Business Combinations

Pooling of Interests:

On July 9, 1999, the Company consummated a merger with Convergence, whereby Convergence became a wholly owned subsidiary of the Company. As consideration in the merger, the outstanding shares of common stock of Convergence were converted into 2,866,646 shares of the Company's common stock. Outstanding warrants to acquire Convergence common stock were converted into warrants to acquire an aggregate of 733,860 shares of the Company's common stock.

Prior to the merger, Convergence had operated on a calendar year basis. Operating results for fiscal years 1999 and 1998 include the operations of Convergence for the 12-month periods ended June 30, 1999 and June 30, 1998, respectively. Operating results for the fiscal year ended June 27, 1997 include the operations of Convergence for the 12-month period ended December 31, 1997. This results in an overlapping period (July 1997 through December 1997) for Convergence's results of operations being included in the consolidated financial statements for the fiscal year ended June 26, 1998. Accordingly, the consolidated statement of shareholders' equity for fiscal year 1998 includes a $432 adjustment to eliminate the impact on retained earnings for the overlap period.

On September 17, 1999, the Company consummated a merger with Silicon Valley Communications, Inc. (SVCI), whereby SVCI became a wholly owned subsidiary of the Company. As consideration in the merger, the outstanding shares of common stock of SVCI were converted into 3,090,162 shares of the Company's common stock (including 350,418 shares that were issued into escrow). Outstanding stock options and warrants to acquire SVCI common stock were converted into stock options and warrants to acquire an aggregate of 767,688 shares of the Company's common stock.

Prior to the merger, SVCI had operated on a fiscal year ending in June. Operating results for fiscal years 1999 and 1998 include the operations of SVCI for the 12-month periods ended June 25, 1999 and June 30, 1998, respectively.

On February 18, 2000, the Company consummated a merger with Worldbridge, whereby Worldbridge became a wholly owned subsidiary of the Company. As consideration in the merger, the outstanding shares of common stock of Worldbridge were converted into 1,603,584 shares of the Company's common stock (including 160,356 shares that were issued into escrow). Outstanding stock options to acquire Worldbridge common stock were converted into stock options to acquire an aggregate of 196,416 shares of the Company's common stock.

Prior to the merger, Worldbridge had operated on a calendar year basis. Operating results for fiscal year 1999 includes the operations of Worldbridge for the 12-month period ended June 30, 1999. Operating results for fiscal year 1998 include the operations of Worldbridge for the 12-month period ended December 31, 1998. This results in an overlapping period (July 1998 through December 1998) for Worldbridge's results of operations being included in the consolidated financial statements for the fiscal year ended June 25, 1999. Accordingly, the consolidated statement of shareholders' equity for fiscal year 1999 includes a $712 adjustment to eliminate the impact on retained earnings for the overlap period.

The Company recorded one-time charges of $9,045 related to the business combinations with Convergence, SVCI and Worldbridge during fiscal year 2000. The one-time charges include the merger transaction and other related costs, as well as restructuring costs which included severance payments for approximately 40 employees affected by consolidation of positions and administrative functions resulting from the mergers, and write-off of assets related to existing fiber optic products that became redundant as a result of the acquisition of SVCI. At June 30, 2000, a liability of $489 related to these business combination costs is included in accrued liabilities.

                                C-COR.net Corp.

                (In thousands, except share and per share data)


Net sales and net income (loss) for the Company, Convergence, SVCI and Worldbridge prior to the combinations are as follows:

                                                                Year Ended
                                                             ------------------
                                                             June 25,  June 26,
                                                               1999      1998
                                                             --------  --------
   Net sales:
     C-COR.net Corp......................................... $171,281  $152,144
     Convergence............................................    6,635     1,276
     SVCI...................................................    5,509       621
     Worldbridge............................................   18,743    15,811
                                                             --------  --------
   Combined................................................. $202,168  $169,852
                                                             ========  ========
   Net income (loss):
     C-COR.net Corp......................................... $ 10,852  $  8,245
     Convergence............................................   (2,516)     (979)
     SVCI...................................................   (8,622)   (5,420)
     Worldbridge............................................      (21)     (878)
                                                             --------  --------
   Combined................................................. $   (307) $    968
                                                             ========  ========

Asset Purchase--Advanced Communications Services, Inc. (ACSI)

On January 28, 2000, a wholly owned subsidiary of the Company purchased substantially all of the assets of ACSI for $3,610. The Company did not assume any material liabilities of ACSI in the transaction. The impact of the acquisition on the Company's historical results of operations was not material.

C. Discontinued Operations

On July 10, 1997, the Company announced the discontinuation of its Digital Fiber Optics Transmission Products segment located in Fremont, California.

The Company recorded gains on the disposal of the discontinued operations, net of tax, of $1,063, $397 and $928, for fiscal years 2000, 1999 and 1998, respectively.

                                C-COR.net Corp.

                (In thousands, except share and per share data)


The assets and liabilities of the discontinued operations have been reclassified in the accompanying consolidated financial statements to separately identify them as net current assets related to the discontinued operations. These net assets consist of net working capital and other assets, less related liabilities as follows, as of June 30, 2000 and June 25, 1999:

                                                               June 30, June 25,
                                                                 2000     1999
                                                               -------- --------
   Current assets:
     Accounts receivable......................................  $  16    $  16
     Note receivable..........................................     70      796
     Deferred tax assets......................................    493      474
                                                                -----    -----
                                                                  579    1,286
                                                                -----    -----
   Current liabilities:
     Accrued warranty and other...............................   (150)    (728)
     Allowance for disposal of discontinued operations........    (50)    (125)
                                                                -----    -----
                                                                 (200)    (853)
                                                                -----    -----
   Net current assets of discontinued operations..............  $ 379    $ 433
                                                                =====    =====

D. Marketable Securities

Marketable securities as of June 30, 2000 and June 25, 1999 consisted of the following:

                                                   Gross      Gross
                                                 Unrealized Unrealized
                                       Amortized  Holding    Holding    Fair
                                         Cost      Gains      Losses    Value
                                       --------- ---------- ---------- -------
   June 30, 2000:
   Available-for-sale:
     Municipal bonds..................  $   335    $ --       $ (12)   $   323
     Corporate obligations............   41,828      --         --      41,828
     Equity securities................        1        2        --           3
                                        -------    -----      -----    -------
   Total classified as current
    assets............................  $42,164    $   2      $ (12)   $42,154
                                        =======    =====      =====    =======
   Available-for-sale:
     Mutual funds.....................  $   612    $  91      $ (13)   $   690
                                        -------    -----      -----    -------
   Total classified as noncurrent
    assets............................  $   612    $  91      $ (13)   $   690
                                        =======    =====      =====    =======
   June 25, 1999:
   Available-for-sale:
     Municipal bonds..................  $   351    $ --       $  (9)   $   342
     Equity securities................      101        2        --         103
                                        -------    -----      -----    -------
   Total classified as current
    assets............................  $   452    $   2      $  (9)   $   445
                                        =======    =====      =====    =======

                                C-COR.net Corp.

                (In thousands, except share and per share data)


Maturities of investment securities classified as available-for-sale at June 30, 2000, were as follows:

                                                              Amortized  Fair
                                                                Cost     Value
                                                              --------- -------
   Available-for-sale:
     Due in one year or less.................................  $42,163  $42,151

E. Inventories

Inventories as of June 30, 2000 and June 25, 1999 consisted of the following:

                                                               June 30, June 25,
                                                                 2000     1999
                                                               -------- --------
   Finished goods............................................. $ 5,288  $  3,287
   Work-in-process............................................   6,841     3,038
   Raw materials..............................................  19,631    17,240
                                                               -------  --------
                                                               $31,760  $ 23,565
                                                               =======  ========

Included in the amounts above were reserves of $3,094 at June 30, 2000, and $2,231 at June 25, 1999.

F. Property, Plant and Equipment

Property, plant and equipment as of June 30, 2000 and June 25, 1999 consisted of the following:

                                                               June 30, June 25,
                                                                 2000     1999
                                                               -------- --------
   Land....................................................... $   468  $   468
   Buildings..................................................  11,027   10,760
   Machinery and equipment under capital lease................     173      485
   Machinery and equipment....................................  60,053   52,367
   Leasehold improvements.....................................   1,584    1,326
                                                               -------  -------
                                                                73,305   65,406
   Less accumulated depreciation and amortization.............  44,983   36,585
                                                               -------  -------
                                                               $28,322  $28,821
                                                               =======  =======

                                C-COR.net Corp.

                (In thousands, except share and per share data)


G. Intangible Assets

Intangible assets as of June 30, 2000 and June 25, 1999 consisted of the following:

                                                               June 30, June 25,
                                                                 2000     1999
                                                               -------- --------
   Cost of intangibles:
     Goodwill.................................................  $2,461   $  --
     Patents and trademarks...................................       8    1,053
     Licensing costs..........................................     250      250
                                                                ------   ------
                                                                 2,719    1,303
                                                                ------   ------
   Less accumulated amortization:
     Goodwill.................................................    (103)     --
     Patents and trademarks...................................     --      (116)
     Licensing costs..........................................    (139)     (56)
                                                                ------   ------
                                                                  (242)    (172)
                                                                ------   ------
   Net book value.............................................  $2,477   $1,131
                                                                ======   ======

H. Credit Facilities

In December 1999, the Company amended its credit agreement established with three banks under which it may borrow up to $70,000. The agreement has two parts. First, $20,000 is available as a revolving line-of-credit, subject to an aggregate sub-limit of $2,000 for issuance of letters of credit, which is committed through November 30, 2000. The second part is a standby acquisition facility, which enables the Company to borrow up to $50,000, for strategic acquisitions and/or investments, which is also committed through November 30, 2000. A pricing matrix has been established for credit pricing on these facilities which is a function of the Company's total funded indebtedness to earnings before interest, taxes, depreciation and amortization (EBITDA) ratio. Borrowings under this credit agreement bear interest at various rates, at the Company's option. Borrowings on these facilities are unsecured, subject to a negative pledge on all business assets, and the Company is required to maintain certain financial ratios and comply with indebtedness tests. As of June 30, 2000, the Company had no borrowings outstanding under this credit agreement.

As a result of the Company's acquisition of SVCI, the Company had an additional line of credit with a bank, which provided for borrowings of up to $3,000; a bank bridge loan, which provided for borrowings of up to $1,000 and a bank equipment term loan of $300. The Company terminated the loans on September 24, 1999, by paying the remaining principal balances of the various loans. The principal balances on the line of credit, the bridge loan and the term loan were $2,715, $1,000 and $150, respectively, on the date of payoff.

In connection with the bridge loan, warrants to purchase 9,454 shares of the Company's common stock were issued at an exercise price of $21.16 per share. These warrants had a fair value of $41 and were amortized over the life of the bridge loan.

In fiscal year 1998, in connection with the line of credit and term loan, warrants to purchase 7,940 shares of the Company's common stock were issued at an exercise price of $6.56 per share. The purchase rights represented by these warrants expire on January 4, 2002. The warrants had a fair value of $13 and were amortized over the life of the related debt instruments.

                                C-COR.net Corp.

                (In thousands, except share and per share data)


On October 21, 1998, a then existing bank line of credit and term loan was restructured. In consideration for the restructuring, warrants to purchase 1,890 shares of the Company's common stock were issued at an exercise price of $6.56 per share. The warrants are exercisable upon issuance and expire on January 4, 2002. The warrants had a fair value of $4 and were amortized over the life of the related debt instruments.

From March to May 1999, SVCI borrowed $1,817 from certain founders and shareholders of SVCI under promissory notes payable. As of June 30, 2000, the balance on these loans was $0. In connection with these notes, SVCI issued warrants to purchase its common stock (see Note K). In connection with the merger, these warrants were converted into warrants to acquire the Company's common stock.

I. Long-term Debt

                                                               June 30, June 25,
                                                                 2000     1999
                                                               -------- --------
   Notes payable..............................................  $1,633   $4,392
   Capital lease obligations..................................     119      207
                                                                ------   ------
                                                                 1,752    4,599
   Less current portion.......................................     225      858
                                                                ------   ------
                                                                $1,527   $3,741
                                                                ======   ======

Notes Payable: The Company obtained funding through the Pennsylvania Industrial Development Authority (PIDA) of $539 for construction of the Tipton, Pennsylvania, manufacturing facility. The PIDA borrowing has an interest rate of 3%, which is contingent upon meeting certain job creation commitments. Monthly payments of principal and interest of $4 are required through 2006. Certain property, plant and equipment collateralize the borrowing. The principal balance at June 30, 2000, was $227.

The Company obtained funding through the PIDA of $1,952 for 40% of the cost of building expansion at its manufacturing facility in State College, Pennsylvania. The PIDA borrowing has an interest rate of 2%, which is contingent upon meeting certain job creation commitments. Monthly payments of principal and interest of $13 are required through 2010. Certain property, plant and equipment collateralize the borrowing. The principal balance at June 30, 2000, was $1,406.

On October 19, 1998, the Company borrowed $3,000 under a term loan facility with a bank. On November 12, 1999, the Company paid off the remaining principal balance of $1,350 on this term loan.

                                C-COR.net Corp.

                (In thousands, except share and per share data)


As a result of the mergers with Convergence, SVCI and Worldbridge, the Company acquired various capital leases for machinery and equipment, office equipment and furniture and fixtures that expire through 2003. At June 30, 2000, the future minimum payments required under capital lease arrangements were as follows:

   Fiscal year ending:
     2001................................................................. $ 77
     2002.................................................................   46
     2003.................................................................   18
     2004.................................................................   --
     2005.................................................................   --
     Thereafter...........................................................   --
                                                                           ----
                                                                            141
   Less amount representing interest......................................   22
                                                                           ----
   Present value of future minimum lease payments.........................  119
   Less current portion of obligation under capital leases................   62
                                                                           ----
   Long-term obligations under capital lease.............................. $ 57
                                                                           ====

Long-term debt at June 30, 2000, had scheduled maturities as follows:

   Fiscal year ending:
     2001................................................................ $  225
     2002................................................................    207
     2003................................................................    185
     2004................................................................    173
     2005................................................................    177
     Thereafter..........................................................    785
                                                                          ------
                                                                          $1,752
                                                                          ======

Total interest paid on the short-term credit facilities (see Note H) and long-term debt was $433, $399 and $410 for fiscal years 2000, 1999 and 1998, respectively.

J. Stock Award Plans

In October 1998, the Company adopted a Stock Incentive Plan (1998 Incentive
Plan), which provides for several types of equity-based incentive compensation awards. Awards, when made, may be in the form of stock options, restricted shares, performance shares and performance units. Stock options granted to employees and directors are at a price not less than 100% of the fair market value of such shares on the date of grant. Stock options granted to certain employees begin vesting in cumulative annual installments of 25% per year beginning one year after the date of grant. Options granted to non-employee directors are exercisable one year after grant.

During fiscal year 2000, the Company issued performance units to certain officers of the Company pursuant to the 1998 Incentive Plan. The performance units will be awarded based upon certain performance criteria. Compensation expense of $197 was recorded in fiscal year 2000 related to the performance units.

                                C-COR.net Corp.

                (In thousands, except share and per share data)


During fiscal year 1999, 4,000 restricted shares were awarded under the 1998 Incentive Plan. The restricted shares had an aggregate value of $22, which is being amortized over a vesting period through June 2001. Also during fiscal year 1999, 22,000 performance shares were awarded to certain officers and key employees pursuant to the Company's 1998 Incentive Plan. During fiscal year 2000, 18,000 of the performance share awards were earned based upon achievement of certain performance criteria and 4,000 were cancelled. Compensation expense of $554 related to the performance shares was recorded in fiscal year 2000 based upon the current market price of the Company's common stock at the time the performance criteria were satisfied.

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

In connection with the acquisition of SVCI, outstanding incentive and nonqualified stock options to acquire SVCI common stock were converted into stock options to acquire the Company's common stock. Incentive stock options generally vest over four or five years, with 25% or 20% vesting after one year and the remainder monthly thereafter, and expire ten years from the date of grant. Nonqualified options are generally fully vested upon issuance and expire ten years from date of grant.

In connection with the acquisition of Worldbridge, outstanding incentive and nonqualified stock options to acquire Worldbridge common stock were converted into stock options to acquire the Company's common stock. The incentive and nonqualified stock options expire upon the earlier of the date of termination of employment or ten years from the date of grant. The options vested immediately upon assumption by the Company.

                                C-COR.net Corp.

                (In thousands, except share and per share data)


The Company has adopted the disclosure requirements of the Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (Statement 123). As allowed by Statement 123, the Company has chosen to continue to account for stock-based compensation using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the grant date over the amount an employee must pay to acquire the stock. Accordingly, no compensation cost has been recognized. Had compensation cost for the Company's plans been determined under Statement 123, the Company's net income (loss) and net income (loss) per share would have been adjusted to the pro forma amounts indicated below:

                                                            Year Ended
                                                    ---------------------------
                                                    June 30, June 25,  June 26,
                                                      2000     1999      1998
                                                    -------- --------  --------
   Net income (loss)
     As reported................................... $15,524  $  (307)   $  968
     Pro forma..................................... $11,438  $(3,781)   $ (566)
   Net income (loss) per share:
     Basic
       As reported................................. $  0.52  $ (0.04)   $ 0.04
       Pro forma................................... $  0.38  $ (0.20)   $(0.03)
     Diluted
       As reported................................. $  0.46  $ (0.04)   $ 0.04
       Pro forma................................... $  0.34  $ (0.20)   $(0.03)

The per share weighted-average fair values of stock options granted during fiscal years 2000, 1999 and 1998, were $14.01, $8.66 and $5.55, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Fiscal year 2000-expected dividend yield of 0%, risk-free interest rate of 6.25%, a volatility factor of the expected market price of the Company's common stock of .7742, and a weighted-average expected life of approximately 4 years.

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

The fair value of stock options included in the pro forma amounts for fiscal years 2000, 1999 and 1998 is not necessarily indicative of future effects on net income (loss) and net income (loss) per share.

                                C-COR.net Corp.

                (In thousands, except share and per share data)


A summary of the status of the Company's stock option plans, as of June 30, 2000, June 25, 1999 and June 26, 1998, and changes during the years ended on those dates is presented below:

                               June 30, 2000             June 25, 1999             June 26, 1998
                          ------------------------- ------------------------- -------------------------
                                       Weighted-                 Weighted-                 Weighted-
                                        Average                   Average                   Average
                           Shares    Exercise Price  Shares    Exercise Price  Shares    Exercise Price
                          ---------  -------------- ---------  -------------- ---------  --------------
Outstanding at beginning
 of year................  4,365,279      $ 7.66     3,161,234      $6.25      1,671,054      $6.63
Granted.................  1,590,599      $21.55     1,820,625      $9.04      2,267,913      $5.27
Exercised...............   (921,617)     $ 6.73      (256,438)     $4.77        (91,759)     $2.89
Canceled................   (445,039)     $ 8.99      (360,142)     $3.78       (470,095)     $4.76
                          ---------                 ---------                 ---------
Outstanding at end of
 year...................  4,589,222      $12.53     4,365,279      $7.66      3,377,113      $6.08
                          =========                 =========                 =========
Options exercisable at
 end of year............  1,484,376                 1,675,146                 1,244,096

Stock option plan information as of June 25, 1999, includes stock option activity of Worldbridge for the period of July 1, 1998 through June 30, 1999. Stock option activity for Worldbridge as of June 26, 1998, is included on a calendar year basis. This results in an overlap of stock option activity for the period ended June 25, 1999.

The following table summarizes information about the Company's stock option plans as of June 30, 2000:

                                     Options Outstanding                Options Exercisable
                          ------------------------------------------ -------------------------
                            Number     Weighted-Avg.   Weighted-Avg.   Number    Weighted-Avg.
                          Outstanding    Remaining       Exercise    Exercisable   Exercise
Range of Exercise Prices  at 6/30/00  Contractual Life     Price     at 6/30/00      Price
------------------------  ----------- ---------------- ------------- ----------- -------------
$ 0.06..................       2,172     5.8 years        $ 0.06          1,794     $ 0.06
$ 0.86 to $ 1.06........      94,121     8.1 years        $ 1.04         23,862     $ 0.97
$ 1.38 to $ 2.00........       9,800     0.7 years        $ 1.66          9,800     $ 1.66
$ 3.00 to $ 4.25........     309,320     3.0 years        $ 3.37        309,320     $ 3.37
$ 4.56 to $ 6.81........     455,134     5.3 years        $ 5.19        145,612     $ 5.30
$ 6.88 to $10.06........     943,755     6.0 years        $ 7.62        393,915     $ 7.57
$10.50 to $15.63........   1,489,453     6.7 years        $11.28        593,073     $11.23
$16.06 to $22.94........   1,044,117     7.8 years        $21.25          7,000     $21.83
$25.75 to $38.50........     231,600     7.6 years        $31.94              0     $ 0.00
$39.13 to $49.72........       9,750     7.7 years        $41.46              0     $ 0.00
                           ---------                                  ---------
                           4,589,222     6.5 years        $12.53      1,484,376     $ 7.85
                           =========                                  =========

                                C-COR.net Corp.

                (In thousands, except share and per share data)


K. Shareholders' Equity

(a) Classes of Capital Stock

The authorized, issued and outstanding shares of the Company's classes of capital stock are as follows:

                                  Authorized
                                   Shares as     Issued and outstanding at:
                                      of      --------------------------------
                                   June 30,    June 30,   June 25,   June 26,
                                     2000        2000       1999       1998
                                  ----------- ---------- ---------- ----------
Preferred stock, no par..........   2,000,000        --         --         --
Series A redeemable convertible
 preferred stock.................         --         --     300,000    295,000
Series B convertible perferred
 stock...........................         --         --     378,136    378,136
Series C convertible perferred
 stock...........................         --         --     694,352    694,352
Series D convertible perferred
 stock...........................         --         --       9,534     11,725
Common stock, $.05 par value per
 share, net of treasury stock.... 100,000,000 33,994,884 22,604,947 22,525,071

Shares presented in the table above have been adjusted based upon the applicable exchange ratios associated with the acquisitions of Convergence, SVCI and Worldbridge (see Note B).

During fiscal year 2000, the Series A through D convertible preferred stocks were converted into common stock, in conjunction with the acquisitions of Convergence, SVCI and Worldbridge.

(b) Warrants

Warrants presented in the table below have been adjusted for the stock-split and applicable exchange ratios associated with the acquisitions of Convergence and SVCI (see Notes A and B).

As a result of the consummated mergers with Convergence and SVCI, warrants to acquire Convergence and SVCI preferred and common stock were converted into warrants to acquire common stock of the Company. These warrants were originally issued in connection with various financing and employment arrangements.

The following table summarizes information about warrants outstanding as of June 30, 2000:

                                                                       Warrants issued in connection with:
                          Warrants    Warrants             Fiscal Year --------------------------------------
                         Originally  Outstanding  Exercise  Warrants      Debt        Equity      Employment
Issued                     Issued   as of 6/30/00  Prices    Expire     Financing    Financing     Services
------                   ---------- ------------- -------- ----------- -----------  -----------  ------------
Fiscal Year 1997........   264,696     229,361     $10.58     2001              --       264,696          --
Fiscal Year 1998........   600,000       6,000     $ 5.00     2005              --       600,000          --
Fiscal Year 1998........     6,050         --      $ 6.56     2002            6,050          --           --
Fiscal Year 1999........   133,860      80,316     $ 5.00     2003              --           --       133,860
Fiscal Year 1999........    14,180       2,836     $ 6.56     2002           14,180          --           --
Fiscal Year 1999........   207,030     199,468     $15.87     2002          207,030          --           --
Fiscal Year 1999........     7,562       7,562     $37.02     2002            7,562          --           --
                         ---------     -------                          -----------  -----------  -----------
                         1,233,378     525,543                              234,822      864,696      133,860
                         =========     =======                          ===========  ===========  ===========

The fair value of the warrants issued in connection with debt financing transactions was calculated by the Company using the Black-Scholes pricing model. In fiscal year 1999, warrants to purchase 228,772 shares of the Company's stock were issued in connection with these debt financing arrangements. The warrants had a fair value of $1,292 which was amortized over the life of the related loans. Amortization in fiscal years 2000 and 1999 totaled $381 and $911, respectively, which was included in interest expense in the accompanying consolidated statements of operations. No separate fair values were calculated in connection with the 864,696 warrants in fiscal years 1998 and 1997, as these were issued in connection with an equity financing transaction. Also in fiscal year 1999, the Company recognized compensation expense of $247

                                C-COR.net Corp.

                (In thousands, except share and per share data)

in connection with the issuance of warrants to an employee, as the exercise price was less than the fair value of the stock on the date of grant.

L. Income Taxes

Total income tax expense (benefit) was allocated as follows:

                                                             Year Ended
                                                     --------------------------
                                                     June 30, June 25, June 26,
                                                       2000     1999     1998
                                                     -------- -------- --------
   Income from continuing operations...............   $5,512   $4,839    $ 57
   Gain (loss) on disposal of discontinued
    operations.....................................      668      477     (94)
   Shareholders' equity, for tax benefit derived
    from exercise and sale of stock option shares..   (3,859)     (94)    (57)
                                                      ------   ------    ----
                                                      $2,321   $5,222    $(94)
                                                      ======   ======    ====

Income tax expense (benefit) attributable to continuing operations consisted of the following components:

                                                            Year Ended
                                                    --------------------------
                                                    June 30, June 25, June 26,
                                                      2000     1999     1998
                                                    -------- -------- --------
   Current:
     Federal.......................................  $7,510   $6,466  $ 2,891
     State.........................................   1,740      617      142
     Foreign.......................................     165       59       39
                                                     ------   ------  -------
                                                      9,415    7,142    3,072
                                                     ------   ------  -------
   Deferred:
     Federal.......................................  (3,200)  (1,914)  (2,539)
     State.........................................    (703)    (389)    (476)
                                                     ------   ------  -------
                                                     (3,903)  (2,303)  (3,015)
                                                     ------   ------  -------
                                                     $5,512   $4,839  $    57
                                                     ======   ======  =======

A reconciliation of the effective income tax rate from continuing operations with the U.S. federal income tax rate of 35 percent applied to pretax income from continuing operations was as follows:

                                                            Year Ended
                                                    --------------------------
                                                    June 30, June 25, June 26,
                                                      2000     1999     1998
                                                    -------- -------- --------
   Statutory rate..................................    35.0%    35.0%    35.0%
   State income taxes, net of federal tax..........     5.4    (10.8)  (389.7)
   Tax effect of foreign income and losses.........     0.3      --       --
   Tax effect of foreign sales corporation.........    (1.1)     --    (300.0)
   Loss of net operating loss attributable to S
    corporation period.............................     --       --      19.6
   Increase (decrease) in the valuation allowance
    for deferred tax assets........................   (23.6)    92.8    921.6
   Permanent differences...........................    10.1      --      30.9
   Other...........................................     1.5      --    (258.6)
                                                     ------   ------  -------
                                                       27.6%   117.0%    58.8%
                                                     ======   ======  =======

                                C-COR.net Corp.

                (In thousands, except share and per share data)


The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 2000 and June 25, 1999, relating to continuing operations, are presented below:

                                                              June 30,  June 25,
                                                                2000      1999
                                                              --------  --------
Gross deferred tax assets:
  Accounts receivable, principally due to allowance for
   doubtful accounts......................................... $   431   $   405
  Inventories, principally due to additional costs for tax
   purposes..................................................     --        220
  Inventories, principally due to accrual for obsolescence...   1,229       809
  Compensated absences, principally due to accrual for
   financial reporting purposes..............................     768       837
  Workers' compensation expense accrual for financial
   reporting purposes........................................     631       689
  Warranty expense accrual for financial reporting purposes..     893       650
  Employee benefit plan accrual for financial reporting
   purposes..................................................     498       375
  Deferred research and development for tax purposes.........   1,446     3,180
  Net operating loss carryforwards...........................   8,410     8,690
  Alternative minimum tax credit carryforwards...............     --        600
  Research and development tax credit carryforwards..........     890       --
  Deferred benefit of nonqualified stock options.............   1,084       --
  Other......................................................     597       381
                                                              -------   -------
    Total gross deferred tax assets..........................  16,877    16,836
Less valuation allowance.....................................  (2,727)   (7,433)
                                                              -------   -------
    Net total deferred tax assets............................  14,150     9,403
                                                              -------   -------
Gross deferred tax liabilities
  Plant and equipment, principally due to differences in
   depreciation..............................................  (1,550)   (1,842)
  Other......................................................    (221)      (96)
                                                              -------   -------
    Total gross deferred tax liabilities.....................  (1,771)   (1,938)
                                                              -------   -------
Net deferred tax assets...................................... $12,379   $ 7,465
                                                              =======   =======
Reflected in consolidated balance sheets as:
  Current deferred tax assets................................ $ 7,470   $ 6,352
  Non-current deferred tax assets............................   4,909     1,113
                                                              -------   -------
    Net deferred tax assets pertaining to continuing
     operations.............................................. $12,379   $ 7,465
                                                              =======   =======

The valuation allowance for deferred tax assets as of the beginning of fiscal year 2000 and 1999 was $7,433 and $2,851, respectively. The net change in valuation allowance for the years ended June 30, 2000 and June 25, 1999 was a (decrease) increase of $(4,706) and $4,582, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. In order to fully realize the net total deferred tax assets, the Company will need to generate future taxable income prior to the expiration of the net operating loss carryforwards which expire at various years through 2019. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it

                                C-COR.net Corp.

                (In thousands, except share and per share data)

is more likely than not the Company will realize the benefits of these deferred tax assets, net of the valuation allowance at June 30, 2000. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

Subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets as of June 30, 2000, will be allocated to income tax benefit that would be reported in the consolidated statements of operations.

At June 30, 2000, the Company had federal net operating loss carryforwards of approximately $19,990 and state net operating loss carryforwards of approximately $18,950, which are available to offset future federal and state taxable income, and expire at various dates through fiscal year 2019. In addition, at June 30, 2000, the Company has research and development credit carryovers for federal and state income tax purposes of approximately $634 and $256, respectively. The federal credit carryforwards expire in the years 2010 and 2019, and the state carryforwards can be carried forward indefinitely.

The Company has not recognized a deferred tax liability for the basis differences and the undistributed earnings related to its foreign subsidiaries since the investment is essentially permanent in duration. Undistributed earnings were approximately $638 at June 30, 2000.

Cash paid for income taxes was $6,603, $2,915 and $1,915 in fiscal years 2000, 1999 and 1998, respectively.

M. Retirement Plans

The Company has retirement savings and profit sharing plans, which qualify under Section 401(k) of the Internal Revenue Code. Participation is available to all employees meeting minimum service requirements.

The Company has a deferred compensation plan that does not qualify under
Section 401 of the Internal Revenue Code, which provides officers and key executives with the opportunity to participate in an unqualified deferred compensation plan. The total of net participant deferrals, which is reflected in other long-term liabilities, was $1,325 and $464 at June 30, 2000 and June 25, 1999, respectively.

The Company also has a deferred retirement salary plan, which is limited to certain officers. The Company has accrued the present value of the estimated future retirement benefit payments over the estimated service period from the date of the agreements. The accrued balance of these plans, included in other long-term liabilities, was $907 and $865 at June 30, 2000 and June 25, 1999, respectively.

Total expenses for these plans were $1,840, $1,158 and $1,349 for fiscal years 2000, 1999 and 1998 respectively.

                                C-COR.net Corp.

                (In thousands, except share and per share data)


N. Accrued Liabilities

Accrued liabilities as of June 30, 2000 and June 25, 1999 consisted of the following:

                                                                 June    June
                                                                  30,     25,
                                                                 2000    1999
                                                                ------- -------
   Accrued incentive plan expense.............................. $ 3,510 $ 2,285
   Accrued vacation expense....................................   1,880   2,000
   Accrued salary expense......................................   2,678   1,704
   Accrued payroll and sales tax expense.......................     972   1,639
   Accrued sales commissions and rebates payable...............     419     951
   Accrued warranty expense....................................   2,232   1,742
   Accrued workers' compensation self-insurance expense........   1,577   1,724
   Accrued merger-related costs................................     489     --
   Accrued income tax payable..................................   4,199   3,383
   Accrued other...............................................   2,100   1,972
                                                                ------- -------
                                                                $20,056 $17,400
                                                                ======= =======

O. Other Expense, Net

                                                              Year Ended
                                                      --------------------------
                                                      June 30, June 25, June 26,
                                                        2000     1999     1998
                                                      -------- -------- --------
   Loss on foreign currency transactions.............   $ 81     $  4     $164
   Other, net........................................    224      373      238
                                                        ----     ----     ----
                                                        $305     $377     $402
                                                        ====     ====     ====

P. Concentration of Credit Risk

The Company's customers are primarily in the cable television industry. The Company performs periodic credit evaluations of its customers' financial conditions and generally does not require collateral. At June 30, 2000 and June 25, 1999, accounts receivables from customers in the cable industry were approximately $50,309 and $35,178, respectively. Receivables are generally due within 30 days. Credit losses are provided for in the consolidated financial statements and have consistently been within management's expectations.

Sales to three customers were $54,592 (19%), $52,020 (19%) and $35,929 (13%), respectively, in fiscal year 2000. Sales to two customers were $54,044 (27%) and $31,314 (15%), respectively, in fiscal year 1999. Sales to one customer were $51,165 (30%) in fiscal year 1998. All of these principal customers purchase both products and services.

Q. Commitments and Contingencies

The Company had an established letter of credit of $1,700 at June 30, 2000, for its self-insured workers' compensation program.

                                C-COR.net Corp.

                (In thousands, except share and per share data)


The Company leases real property and other equipment under operating leases. Certain leases are renewable and provide for the payment of real estate taxes and other occupancy expenses. At June 30, 2000, the future minimum lease payments for noncancelable leases with remaining lease terms in excess of one year were as follows:

   Fiscal year ending:
     2001................................................................ $3,281
     2002................................................................  3,197
     2003................................................................  1,622
     2004................................................................    811
     2005................................................................    555
     Thereafter..........................................................    425
                                                                          ------
                                                                          $9,891
                                                                          ======

Rent expense relating to continuing operations was $3,080, $3,412 and $2,271 for fiscal years 2000, 1999 and 1998, respectively.

R. Quarterly Results of Operations (Unaudited)

Quarterly results of operations for fiscal years 2000 and 1999 were as follows:

                                        First  Second   Third  Fourth
                                       Quarter Quarter Quarter Quarter  Total
                                       ------- ------- ------- ------- --------
Fiscal Year 2000
Net sales............................. $70,281 $68,381 $62,936 $79,537 $281,135
Gross profit..........................  18,033  17,399  16,266  20,891   72,589
Income from continuing operations.....     341   4,294   4,635   5,191   14,461
Discontinued operations...............      36       6     780     241    1,063
Net income............................ $   377 $ 4,300 $ 5,415 $ 5,432 $ 15,524
                                       ======= ======= ======= ======= ========
Net income per share--basic:
  Continuing operations............... $  0.01 $  0.15 $  0.14 $  0.15 $   0.48
  Discontinued operations.............     --      --     0.02    0.01     0.04
                                       ------- ------- ------- ------- --------
    Net income........................ $  0.01 $  0.15 $  0.16 $  0.16 $   0.52
                                       ======= ======= ======= ======= ========
Net income per share--diluted:
  Continuing operations............... $  0.01 $  0.13 $  0.13 $  0.14 $   0.43
  Discontinued operations.............     --      --     0.02    0.01     0.03
                                       ------- ------- ------- ------- --------
    Net income........................ $  0.01 $  0.13 $  0.15 $  0.15 $   0.46
                                       ======= ======= ======= ======= ========

                                C-COR.net Corp.

                (In thousands, except share and per share data)

R. Quarterly Results of Operations (Unaudited) (Continued)

                                    First   Second    Third  Fourth
                                   Quarter  Quarter  Quarter Quarter  Total
                                   -------  -------  ------- ------- --------
Fiscal Year 1999
Net sales......................... $38,464  $44,718  $51,819 $67,167 $202,168
Gross profit......................   8,249   10,549   12,385  18,670   49,853
Income (loss) from continuing
 operations.......................  (1,447)  (1,373)     751   1,365     (704)
Discontinued operations...........     288       16      --       93      397
Net income (loss)................. $(1,159) $(1,357) $   751 $ 1,458 $   (307)
                                   =======  =======  ======= ======= ========
Net income (loss) per share--
 basic:
  Continuing operations........... $ (0.07) $ (0.07) $  0.03 $  0.05 $  (0.06)
  Discontinued operations.........    0.01      --       --     0.01     0.02
                                   -------  -------  ------- ------- --------
    Net income (loss)............. $ (0.06) $ (0.07) $  0.03 $  0.06 $  (0.04)
                                   =======  =======  ======= ======= ========
Net income (loss) per share--
 diluted:
  Continuing operations........... $ (0.07) $ (0.07) $  0.03 $  0.05 $  (0.06)
  Discontinued operations.........    0.01      --       --      --      0.02
                                   -------  -------  ------- ------- --------
    Net income (loss)............. $ (0.06) $ (0.07) $  0.03 $  0.05 $  (0.04)
                                   =======  =======  ======= ======= ========

S. Segment Information

The Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information," in fiscal year 1999. For the three fiscal years ended June 30, 2000, the Company operated in two industry segments; the Telecommunications Equipment segment, which provides a comprehensive range of products, including RF amplifiers and fiber optic equipment for the network headend, node and RF plant; and the Broadband Management Services segment which focuses on enabling reliable, high-speed, broadband communications over HFC networks and includes network management and enabling services, high-speed data certification, system integration services, data security solutions, network engineering and design, system activation, network optimization, and system maintenance.

                                C-COR.net Corp.

                (In thousands, except share and per share data)


Information about industry segments for fiscal years 2000, 1999 and 1998 is as follows:

                                             Continuing Operations
                                         -----------------------------
                                                            Broadband
                                         Telecommunications Management
                                             Equipment       Services   Total
                                         ------------------ ---------- --------
Year ended June 30, 2000
  Total revenue.........................      $239,279       $41,856   $281,135
  Operating income (loss)(A)............        28,053        (2,817)    25,236
  Investment income.....................                                  4,901
  Interest expense......................                                    814
  Income tax expense(A).................                                  6,930
  Cash equivalents and marketable
   securities...........................                                119,848
  Identifiable assets at June 30,
   2000(B)..............................       132,070        20,742    152,812
  Capital expenditures..................         5,623         2,268      7,891
  Depreciation and amortization.........         7,111         1,780      8,891
Year ended June 25, 1999
  Total revenue.........................      $176,790       $25,378   $202,168
  Operating income (loss)...............         8,154        (2,564)     5,590
  Investment income.....................           150           168        318
  Interest expense......................         1,376            20      1,396
  Income tax expense....................         4,835             4      4,839
  Identifiable assets at June 25, 1999..        95,672        13,075    108,747
  Capital expenditures..................         6,828         1,841      8,669
  Depreciation and amortization.........         8,496           703      9,199
Year ended June 26, 1998
  Total revenue.........................      $152,765       $17,087   $169,852
  Operating income (loss)...............         3,278        (2,776)       502
  Investment income.....................           369            65        434
  Interest expense......................           390            47        437
  Income tax expense (benefit)..........           972          (915)        57
  Identifiable assets at June 26, 1998..        82,319         7,841     90,160
  Capital expenditures..................         9,287         1,521     10,808
  Depreciation and amortization.........         6,792           441      7,233

--------
(A) Operating income (loss) and income tax expense for fiscal year 2000 excludes the impact of the one-time merger costs related to the Convergence, SVCI and Worldbridge mergers (see Note B).

(B) Identifiable assets at June 30, 2000, exclude cash equivalents and marketable securities related to the Company's follow-on public offering.

                                C-COR.net Corp.

                (In thousands, except share and per share data)


The Company and subsidiaries operate in various geographic areas. The table below presents the Company's continuing operations in each of the geographic areas as indicated by the following:

                                   U.S.   Canada  Europe  Eliminations  Total
                                 -------- ------  ------  ------------ --------
Year ended June 30, 2000
Sales to unaffiliated
 customers:
 Domestic......................  $250,345 $   42  $1,356     $ --      $251,743
 Export........................    29,392    --      --        --        29,392
Transfers between geographic
 areas.........................       170    --      --       (170)         --
Total revenue..................   279,907     42   1,356      (170)     281,135
Operating income(A)............    25,086    100      50       --        25,236
Investment income..............     4,900    --        1       --         4,901
Interest expense...............       789    --       25       --           814
Income tax expense
 (benefit)(A)..................     6,952    --      (22)      --         6,930
Identifiable assets at June 30,
 2000..........................   271,217     60   1,383       --       272,660
Capital expenditures...........     7,862    --       29       --         7,891
Depreciation and amortization..     8,870    --       21       --         8,891
Year ended June 25, 1999
Sales to unaffiliated
 customers:
 Domestic......................  $182,632 $  421  $  236     $ --      $183,289
 Export........................    18,879    --      --        --        18,879
Transfers between geographic
 areas.........................       162    --      --       (162)         --
Total revenue..................   201,673    421     236      (162)     202,168
Operating income (loss)........     5,902   (280)    (32)      --         5,590
Investment income..............       318    --      --        --           318
Interest expense...............     1,396    --      --        --         1,396
Income tax expense.............     4,839    --      --        --         4,839
Identifiable assets at June 25,
 1999..........................   107,755    509     483       --       108,747
Capital expenditures...........     8,669    --      --        --         8,669
Depreciation and amortization..     9,163     12      24       --         9,199
Year ended June 26, 1998
Sales to unaffiliated
 customers:
 Domestic......................  $137,182 $1,635  $  146     $ --      $138,963
 Export........................    30,889    --      --        --        30,889
Transfers between geographic
 areas.........................       798    --      --       (798)         --
Total revenue..................   168,869  1,635     146      (798)     169,852
Operating income (loss)........        23    290     189       --           502
Investment income..............       432    --        2       --           434
Interest expense...............       436    --        1       --           437
Income tax expense (benefit)...        80      8     (31)      --            57
Identifiable assets at June 26,
 1998..........................    88,925    954     281       --        90,160
Capital expenditures...........    10,807      1     --        --        10,808
Depreciation and amortization..     7,197     12      24       --         7,233

--------
(A) Operating income and income tax expense for fiscal year 2000 excludes the impact of the one-time merger costs related to the Convergence, SVCI and Worldbridge mergers (see Note B).

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

/s/ William T. Hanelly

William T. Hanelly
Vice President - Finance,
Secretary and Treasurer
August 11, 2000

Item 9. Changes and Disagreements on Accounting and Financial Disclosure

None

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

The information with respect to Directors required by this item is incorporated herein by reference to pages 3 and 4 of the Registrant's Proxy Statement dated September 13, 2000.

The information with respect to Executive Officers required by this item is set forth in Part I of this report.

To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended June 30, 2000, its officers, directors and ten-percent shareholders complied with all applicable Section 16(a) filing requirements, with the exception of those filings listed on page 23 of the Registrant's Proxy Statement dated September 13, 2000, incorporated by reference herein.

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference to pages 16 through 22 of the Registrant's Proxy Statement dated September 13, 2000.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by this item is incorporated herein by reference to pages 14 and 15 of the Registrant's Proxy Statement dated September 13, 2000.

Item 13. Certain Relationships and Related Transactions

None

                                    PART IV

Item 14. Exhibits, Financial Statements and Reports on Form 8-K

(a) The following documents are filed as part of this report:

  (1) The following financial statements are included in Item 8 of this report:

    Report of Independent Auditors

    Consolidated Balance Sheets as of June 30, 2000 and June 25, 1999

    Consolidated Statements of Operations for the Years Ended June 30, 2000, June 25, 1999 and June 26, 1998

    Consolidated Statements of Cash Flows for the Years Ended June 30, 2000, June 25, 1999 and June 26, 1998

    Consolidated Statements of Shareholders' Equity for the Years Ended June 30, 2000, June 25, 1999 and June 26, 1998

    Notes to Consolidated Financial Statements

  (2) Schedule II--Valuation and Qualifying Accounts

    Report of KPMG LLP

    Schedules, other than the one listed above, have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

  (3) Exhibits*

 Number                         Description of Documents
 ------                         ------------------------
 (2)(a) Agreement and Plan of Merger dated May 15, 1999, among C-COR
        Electronics, Inc., C-COR Acquisition Corp. and Convergence.com
        Corporation (incorporated by reference to the Registrant's 8-K filed on
        July 26, 1999).

 (2)(b) Agreement and Plan of Merger dated July 13, 1999, among C-COR.net
        Corp., C-COR.net Acquisition Corp. and Silicon Valley Communications,
        Inc. (incorporated by reference to Exhibit (2)(b) to the Registrant's
        Form 10-K for the year ended June 25, 1999, Securities and Exchange
        Commission File No. 0-10726).

 (2)(c) Agreement and Plan of Merger dated February 18, 2000, among C-COR.net
        Corp., C-COR.net Services Acquisition Corp. and Worldbridge Broadband
        Services, Inc. (incorporated by reference to the Registrant's 8-K filed on March 3, 2000).

 (3)(a) Amended and Restated Articles of Incorporation of Registrant (the
        "Articles of Incorporation") filed with the Secretary of State of the Commonwealth of Pennsylvania on February 19, 1981 (incorporated by reference to Exhibit (3)(a) to Registrant's Form 10-Q for the quarter ended December 24, 1999, Securities and Exchange Commission File No. 0-
        10726).

 (3)(b) Amendment to the Articles of Incorporation of Registrant filed with the Secretary of State of the Commonwealth of Pennsylvania on November 14,
        1986 (incorporated by reference to Exhibit (3)(b) to Registrant's Form
        10-Q for the quarter ended December 24, 1999, Securities and Exchange
        Commission File No. 0-10726).

 (3)(c) Amendment to the Articles of Incorporation filed with the Secretary of State of the Commonwealth of Pennsylvania on September 21, 1995
        (incorporated by reference to Exhibit (3)(c) to Registrant's Form 10-Q for the quarter ended December 24, 1999, Securities and Exchange
        Commission File No. 0-10726).

 (3)(d) Amendment to the Articles of Incorporation filed with the Secretary of State of the Commonwealth of Pennsylvania on July 9, 1999 (incorporated by reference to Exhibit (3)(d) to Registrant's Form 10-Q for the quarter ended December 24, 1999, Securities and Exchange Commission
        File No. 0-10726).

 (3)(e) Statement with Respect to Shares of Series A Junior Participating
        Preferred Stock filed with the Secretary of State of the Commonwealth of Pennsylvania on August 30, 1999 (incorporated by reference to Exhibit (3)(e) to Registrant's Form 10-Q for the quarter ended December
        24, 1999, Securities and Exchange Commission File No. 0-10726).

 (3)(f) Amendment to the Articles of Incorporation filed with the Secretary of State of the Commonwealth of Pennsylvania on October 20, 1999
        (incorporated by reference to Exhibit (3)(f) to Registrant's Form 10-Q for the quarter ended December 24, 1999, Securities and Exchange
        Commission File No. 0-10726).

 (3)(g) Amendment to Articles of Incorporation filed with the Secretary of State of the Commonwealth of Pennsylvania on December 22, 1999
        (incorporated by reference to Exhibit (3)(g) to Registrant's Form 10-Q for the quarter ended December 24, 1999, Securities and Exchange
        Commission File No. 0-10726).

 Number                         Description of Documents
 -------                        ------------------------
 (3)(h)  Bylaws of Registrant, as amended through August 17, 1999 (incorporated by reference to Exhibit (3)(e) to the Registrant's Form 10-K for the
         year ended June 25, 1999, Securities and Exchange Commission File No.
         0-10726).

 (4)(a)  Specimen of Common Stock Certificate (incorporated by reference to
         Exhibit 4 to Amendment No. 1 of Form S-1 Registration Statement, File
         No. 2-70661).

 (4)(b)  Rights Agreement, dated as of August 17, 1999, between C-COR.net Corp.
         and American Stock Transfer and Trust Co, as Rights Agent, including the Form of Statement with Respect to Shares as Exhibit A, the Form of Right Certificate as Exhibit B and the Summary of Rights as Exhibit C
         (incorporated by Reference to Registrant's 8-K filed on August 30,
         1999).

 (10)(a) Deferred Compensation Plan between the Registrant and Richard E. Perry dated December 6, 1989, (incorporated by reference to Exhibit (10)(y) to the Registrant's Form 10-K for the year ended June 30, 1990, Securities and Exchange Commission File No. 0-10726).

 (10)(b) 1989 Non-Employee Directors' Non-Qualified Stock Option Plan
         (incorporated by reference to Exhibit 28 to Form S-8 Registration
         Statement, File No. 33-35208).

 (10)(c) Indemnification Agreement dated February 3, 1992, between the
         Registrant and Gerhard B. Nederlof (incorporated by reference to
         Exhibit (10)(gg) to the Registrant's Form 10-K for the year ended June
         26, 1992, Securities and Exchange Commission File No. 0-10726).

 (10)(d) Supplemental Retirement Plan Participation Agreement dated April 20,
         1993, between the Registrant and Gerhard B. Nederlof (incorporated by reference to Exhibit (10)(bb) to the Registrant's Form 10-K for the year ended June 25, 1993, Securities and Exchange Commission File No.
         0-10726).

 (10)(e) Form of Indemnification Agreement dated August 22, 1994, between the
         Registrant and David J. Eng (incorporated by reference to Exhibit
         (10)(pp) to the Registrant's Form 10-K for the year ended June 24, 1994, Securities and Exchange Commission File No. 0-10726).

 (10)(f) Supplemental Retirement Plan Participation Agreement dated August 22,
         1994, between the Registrant and David J. Eng (incorporated by reference to Exhibit (10)(qq) to the Registrant's Form 10-K for the year ended June 24, 1994, Securities and Exchange Commission File
         No. 0-10726).

 (10)(g) Supplemental Retirement Plan Participation Agreement dated August 24,
         1995, between the Registrant and Donald F. Miller (incorporated by reference to Exhibit (10)(ll) to the Registrant's Form 10-K for the year ended June 30, 1995, Securities and Exchange Commission File
         No. 0-10726).

 (10)(h) Form of Indemnification Agreement dated August 24, 1995, between the
         Registrant and Donald F. Miller (incorporated by reference to Exhibit
         (10)(nn) to the Registrant's Form 10-K for the year ended June 30, 1995, Securities and Exchange Commission File No. 0-10726).

 (10)(i) Registrant's Retirement Savings and Profit Sharing Plan as Amended
         July 1, 1989, and including amendments through April 19, 1994
         (incorporated by reference to Exhibit 99.B14 to Form S-8 Registration
         Statement, File No. 333-02505).

 (10)(j) Supplemental Retirement Plan Participation Agreement dated August 13,
         1996, between the Registrant and Lawrence R. Fisher, Jr. (incorporated by reference to Exhibit (10)(aa) to the Registrant's Form 10-K for the year ended June 28, 1996, Securities and Exchange Commission File No.
         0-10726).

 (10)(k) Form of Indemnification Agreement dated August 13, 1996, between the
         Registrant and Lawrence R. Fisher, Jr. (incorporated by reference to
         Exhibit (10)(cc) to the Registrant's Form 10-K for the year ended June
         28, 1996, Securities and Exchange Commission File No. 0-10726).

   Number                         Description of Documents
 -----------                      ------------------------
   (10)(l)   Registrant's Supplemental Executive Retirement Plan effective May
             1, 1996 (incorporated by reference to Exhibit (10)(ff) to the
             Registrant's Form 10-K for the year ended June 28, 1996,
             Securities and Exchange Commission File No. 0-10726).

 (10)(m)(i)  1988 Stock Option Plan (incorporated by reference to Exhibit
             (10)(kk)(i) to the Registrant's Form 10-K for the year ended June
             28, 1996, Securities and Exchange Commission File No. 0-10726).

 (10)(m)(ii) Amendment to 1988 Stock Option Plan (incorporated by reference to
             Exhibit (10)(kk)(ii) to the Registrant's Form 10-K for the year ended June 28, 1996, Securities and Exchange Commission File No.
             0-10726).

 (10)(n)(i)  1992 Stock Purchase Plan (incorporated by reference to Exhibit
             (10)(ll)(i) to the Registrant's Form 10-K for the year ended June
             28, 1996, Securities and Exchange Commission File No. 0-10726).

 (10)(n)(ii) Amendment to 1992 Stock Purchase Plan (incorporated by reference to Exhibit (10)(ll)(ii) to the Registrant's Form 10-K for the year ended June 28, 1996, Securities and Exchange Commission File No.
             0-10726).

   (10)(o) Amended and Restated Employment Agreement dated July 21, 1997, between the Registrant and Richard E. Perry (incorporated by reference to Exhibit (10)(nn) to the Registrant's Form 10-K for the year ended June 27, 1997, Securities and Exchange Commission
             File No. 0-10726).

   (10)(p) Amendment to Employment Agreement dated January 18, 2000, between the Registrant and Richard E. Perry.

   (10)(q) Amended and Restated Employment Agreement dated July 30, 1997, between the Registrant and Gerhard B. Nederlof (incorporated by reference to Exhibit (10)(oo) to the Registrant's Form 10-K for the year ended June 27, 1997, Securities and Exchange Commission
             File No. 0-10726).

   (10)(r) Amendment to Employment Agreement dated January 18, 2000, between the Registrant and Gerhard B. Nederlof.

   (10)(s) C-COR Electronics, Inc. Incentive Plan (incorporated by reference to Exhibit (10)(tt) to the Registrant's Form 10-K for the year ended June 26, 1998, Securities and Exchange Commission File No.
             0-10726).

   (10)(t)   Supplemental Retirement Plan Participation Agreement dated
             November 9, 1998, between the Registrant and Mary G. Beahm
             (incorporated by reference to Exhibit (10)(ii) to the Registrant's
             Form 10-K for the year ended June 25, 1999, Securities and
             Exchange Commission File No. 0-10726).

   (10)(u) Form of Indemnification Agreement dated November 9, 1998, between the Registrant and Mary G. Beahm (incorporated by reference to Exhibit (10)(kk) to the Registrant's Form 10-K for the year ended
             June 25, 1999, Securities and Exchange Commission File No. 0-
             10726).

   (10)(v)   Supplemental Retirement Plan Participation Agreement dated October
             19, 1998, between the Registrant and William T. Hanelly
             (incorporated by reference to Exhibit (10)(ll) to the Registrant's
             Form 10-K for the year ended June 25, 1999, Securities and
             Exchange Commission File No. 0-10726).

   (10)(w) Form of Indemnification Agreement dated October 19, 1998, between the Registrant and William T. Hanelly (incorporated by reference to Exhibit (10)(nn) to the Registrant's Form 10-K for the year ended June 25, 1999, Securities and Exchange Commission File No.
             0-10726).


  Number                         Description of Documents
 --------                        ------------------------
 (10)(x)  Credit Agreement dated August 9, 1999, between the Registrant and
          Broadband Capital Corporation as borrowers, and The Banks Parties
          Hereto From Time to Time and Mellon Bank, N.A. as Agent (incorporated by reference to Exhibit (10)(oo) to the Registrant's Form 10-K for
          the year ended June 25, 1999, Securities and Exchange Commission File
          No. 0-10726).

 (10)(y) Fiscal Year 2000 Profit Incentive Plan (PIP) (incorporated by reference to Exhibit (10)(pp) to the Registrant's Form 10-K for the year ended June 25, 1999, Securities and Exchange Commission File No.
          0-10726).

 (10)(z) Amended and Restated Employment Agreement dated September 14, 1999, between the Registrant and David A. Woodle (incorporated by reference to Exhibit (10)(qq) to the Registrant's Form 10-K for the year ended
          June 25, 1999, Securities and Exchange Commission File No. 0-10726).

 (10)(aa) Amendment to Employment Agreement dated January 18, 2000, between the
          Registrant and David A. Woodle.

 (10)(bb) Form of Amended and Restated Change of Control Agreement (Registrant entered into eight of such agreements, each dated January 18, 2000, with William T. Hanelly, Mary G. Beahm, David J. Eng, Lawrence R.
          Fisher, Jr., Donald F. Miller, David A. Woodle, Gerhard B. Nederlof and Richard E. Perry respectively).

 (10)(cc) Fiscal Year 2001 Profit Incentive Plan (PIP).

 (10)(dd) First Amendment to Credit Agreement dated August 9, 1999, between the
          Registrant and Broadband Capital Corporation as borrowers, and The
          Banks Parties Hereto From Time to Time and Mellon Bank, N.A. as
          Agent, dated December 29, 1999.

 (10)(ee) Second Amendment to Credit Agreement dated August 9, 1999, between the Registrant and Broadband Capital Corporation as borrowers, and The Banks Parties Hereto From Time to Time and Mellon Bank, N.A. as
          Agent, dated May 4, 2000.

  (11)    Statement re Computation of Earnings Per Share.

  (21)    Subsidiaries of the Registrant.

  (23)    Consent of Independent Auditors of C-COR.net Corp.

  (27)    Financial Data Schedule.

--------

 * All exhibits listed herein and not otherwise incorporated by reference to reports or registration statements of the Registrant were filed with the Registrant's report on Form 10-K for the fiscal ended June 30, 2000. Such exhibits are incorporated herein by reference and made a part hereof.

(b) Reports on Form 8-K filed in the fourth quarter of the fiscal year 2000:

  None

(c) Exhibits: See (a) (3) above.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          C-COR.net Corp.
                                          (Registrant)

                                                    /s/ David A. Woodle
                                          _____________________________________
                                               President and Chief Executive
                                                          Officer
                                               (principal executive officer)

September 15, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 15th day of September 2000.

         /s/ Richard E. Perry
______________________________________
          Director, Chairman

       /s/ Donald M. Cook, Jr.                     /s/ John J. Omlor
______________________________________   ______________________________________
               Director                                 Director


        /s/ Michael J. Farrell                   /s/ Frank Rusinko, Jr.
______________________________________   ______________________________________
               Director                                 Director


     /s/ I.N. Rendall Harper, Jr.                 /s/ James J. Tietjen
______________________________________   ______________________________________
               Director                                 Director


        /s/ Joseph E. Zavacky                    /s/ William T. Hanelly
______________________________________   ______________________________________
  Controller and Assistant Secretary       Vice President--Finance, Secretary
    (principal accounting officer)         and Treasurer (principal financial
                                                        officer)

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

           COL. A                   COL. B                    COL. C
           ------             ------------------- -------------------------------
                                                            ADDITIONS
                                                  -------------------------------
                                                   Charged to      Charged to
                                  Balance at         Costs            Costs
        DESCRIPTION           Beginning of Period and Expenses  Accounts-Describe
        -----------           ------------------- ------------  -----------------
Year ended June 30, 2000
Reserves deducted from
 assets to which they apply:
  Allowance for Doubtful
   Accounts.................      $ 1,052,000     $   286,000         $--
  Inventory Reserve--
   Continuing Operations....      $ 2,231,000     $ 2,150,000         $--
                                  -----------     -----------         ----
                                  $ 3,283,000     $ 2,436,000         $--
                                  ===========     ===========         ====
Reserves not deducted from
 assets:
  Product Warranty Reserve--
   Continuing Operations....      $ 1,742,000     $ 1,855,000         $--
  Product Warranty Reserve--
   Discontinued Operations..      $   410,000     $       --          $--
  Workers' Compensation
   Self-insurance...........      $ 1,724,000     $   449,000         $--
  Allowance for Disposal of
   Discontinued Operations..      $   125,000     $   (75,000)        $--
                                  -----------     -----------         ----
                                  $ 4,001,000     $ 2,229,000         $--
                                  ===========     ===========         ====
Year ended June 25, 1999
Reserves deducted from
 assets to which they apply:
  Allowance for Doubtful
   Accounts.................      $   923,000     $   370,000         $--
  Inventory Reserve--
   Continuing Operations....      $ 3,213,000     $ 1,757,000         $--
  Inventory Reserve--
   Discontinued Operations..      $   845,000     $       --          $--
                                  -----------     -----------         ----
                                  $ 4,981,000     $ 2,127,000         $--
                                  ===========     ===========         ====
Reserves not deducted from
 assets:
  Product Warranty Reserve--
   Continuing Operations....      $ 1,733,000     $ 1,184,000         $--
  Product Warranty Reserve--
   Discontinued Operations..      $ 2,291,000     $  (301,000)        $--
  Workers' Compensation
   Self-insurance...........      $ 1,319,000     $   837,000         $--
  Allowance for Disposal of
   Discontinued Operations..      $   600,000     $  (475,000)        $--
                                  -----------     -----------         ----
                                  $ 5,943,000     $ 1,245,000         $--
                                  ===========     ===========         ====
Year ended June 26, 1998
Reserves deducted from
 assets to which they apply:
  Allowance for Doubtful
   Accounts.................      $   756,000     $   168,000         $--
  Inventory Reserve--
   Continuing Operations....      $ 1,233,000     $ 2,900,000         $--
  Inventory Reserve--
   Discontinued Operations..      $ 3,630,000     $(1,573,000)        $--
                                  -----------     -----------         ----
                                  $ 5,619,000     $ 1,495,000         $--
                                  ===========     ===========         ====
Reserves not deducted from
 assets:
  Product Warranty Reserve--
   Continuing Operations....      $ 2,185,000     $   983,000         $--
  Product Warranty Reserve--
   Discontinued Operations..      $ 3,429,000     $ 1,283,000         $--
  Workers' Compensation
   Self-insurance...........      $ 1,162,000     $   921,000         $--
  Allowance for Disposal of
   Discontinued Operations..      $ 3,375,000     $       --          $--
                                  -----------     -----------         ----
                                  $10,151,000     $ 3,187,000         $--
                                  ===========     ===========         ====

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                   COL. A                           COL. D           COL. E
                   ------                     ------------------- -------------
                                                                   Balance at
                 DESCRIPTION                  Deductions-Describe End of Period
                 -----------                  ------------------- -------------
Year ended June 30, 2000
Reserves deducted from assets to which they
 apply:
  Allowance for Doubtful Accounts............     $  190,000(1)    $1,148,000
  Inventory Reserve--Continuing Operations...     $1,287,000(2)     3,094,000
                                                  ----------       ----------
                                                  $1,477,000       $4,242,000
                                                  ==========       ==========
Reserves not deducted from assets:
  Product Warranty Reserve--Continuing
   Operations................................     $1,365,000(3)    $2,232,000
  Product Warranty Reserve--Discontinued
   Operations................................     $  260,000(3)       150,000
  Workers' Compensation Self-insurance.......     $  596,000(4)     1,577,000
  Allowance for Disposal of Discontinued
   Operations................................     $      -- (5)        50,000
                                                  ----------       ----------
                                                  $2,221,000       $4,009,000
                                                  ==========       ==========
Year ended June 25, 1999
Reserves deducted from assets to which they
 apply:
  Allowance for Doubtful Accounts............     $  241,000(1)    $1,052,000
  Inventory Reserve--Continuing Operations...     $2,739,000(2)     2,231,000
  Inventory Reserve--Discontinued
   Operations................................     $  845,000(2)           --
                                                  ----------       ----------
                                                  $3,825,000       $3,283,000
                                                  ==========       ==========
Reserves not deducted from assets:
  Product Warranty Reserve--Continuing
   Operations................................     $1,175,000(3)    $1,742,000
  Product Warranty Reserve--Discontinued
   Operations................................     $1,580,000(3)       410,000
  Workers' Compensation Self-insurance.......     $  432,000(4)     1,724,000
  Allowance for Disposal of Discontinued
   Operations................................     $      -- (5)       125,000
                                                  ----------       ----------
                                                  $3,187,000       $4,001,000
                                                  ==========       ==========
Year ended June 26, 1998
Reserves deducted from assets to which they
 apply:
  Allowance for Doubtful Accounts............     $    1,000(1)    $  923,000
  Inventory Reserve--Continuing Operations...     $  920,000(2)     3,213,000
  Inventory Reserve--Discontinued
   Operations................................     $1,212,000(2)       845,000
                                                  ----------       ----------
                                                  $2,133,000       $4,981,000
                                                  ==========       ==========
Reserves not deducted from assets:
  Product Warranty Reserve--Continuing
   Operations................................     $1,435,000(3)    $1,733,000
  Product Warranty Reserve--Discontinued
   Operations................................     $2,421,000(3)     2,291,000
  Workers' Compensation Self-insurance.......     $  764,000(4)     1,319,000
  Allowance for Disposal of Discontinued
   Operations................................     $2,775,000(5)       600,000
                                                  ----------       ----------
                                                  $7,395,000       $5,943,000
                                                  ==========       ==========

--------
(1) Uncollectible accounts written off, net of recoveries.
(2) Inventory disposal.
(3) Warranty claims honored during year.
(4) Workers compensation claims paid.
(5) Expenses for Discontinued Operations incurred from measurement date to disposal date.

Note: Unless otherwise indicated, reserves relate to continuing operations.

Independent Auditors' Report



The Board of Directors and Stockholders
C-COR.net Corp.:

Under date of August 11, 2000, we reported on the consolidated balance sheets of C-COR.net Corp. as of June 30, 2000 and June 25, 1999, and the related consolidated statements of operations, cash flows and shareholders' equity for each of the years in the three-year period ended June 30, 2000, which are included herein. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule included herein. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

KPMG LLP
State College, Pennsylvania
August 11, 2000