Form 10-Q
period 2000-09-29
C COR NET CORP
filed 2000-11-06
CIK 350621

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q
             [ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the thirteen-week period ended: September 29, 2000

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

Common Stock, $.05 Par Value - 33,455,876 shares as of October 25, 2000.

                                      INDEX

                                 C-COR.net Corp.



PART I. FINANCIAL INFORMATION


Item 1. Financial Statements.

            Condensed consolidated balance sheets -- September 29, 2000 and June 30, 2000.

            Condensed consolidated statements of operations (unaudited) -- thirteen weeks ended September 29, 2000 and September 24, 1999.

            Condensed consolidated statements of cash flows (unaudited) -- thirteen weeks ended September 29, 2000 and September 24, 1999.

            Notes to condensed consolidated financial statements -- September 29, 2000.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

Item 1. Financial Statements

                                 C-COR.net Corp.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                       September 29,   June 30,
                                                            2000         2000
                                                         ---------    ---------
                                                        (Unaudited)

                                     ASSETS
CURRENT ASSETS
Cash and cash equivalents ............................   $  94,669    $  95,379
Marketable securities ................................      48,034       42,154
Interest receivable ..................................         866        1,007
Accounts and notes receivables, net ..................      54,314       49,325
Inventories ..........................................      29,385       31,760
Deferred taxes .......................................       6,603        7,470
Other current assets .................................       2,586        3,826
                                                         ---------    ---------
TOTAL CURRENT ASSETS .................................     236,457      230,921

Property, plant, and equipment, net ..................      26,529       28,322
Intangible assets, net ...............................       2,395        2,477
Deferred taxes .......................................       3,857        4,909
Other long-term assets ...............................       6,442        6,410
                                                         ---------    ---------
TOTAL ASSETS..........................................   $ 275,680    $ 273,039
                                                         =========    =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable .....................................   $  26,941    $  21,341
Accrued liabilities ..................................      16,707       20,056
Current portion of long-term debt ....................         225          225
                                                         ---------    ---------
TOTAL CURRENT LIABILITIES ............................      43,873       41,622

Long-term debt, less current portion .................       1,479        1,527
Other long-term liabilities ..........................       2,169        2,232
                                                         ---------    ---------
TOTAL LIABILITIES ....................................      47,521       45,381


SHAREHOLDERS' EQUITY

Common stock, $.05 par; authorized shares
  100,000,000; issued shares of 35,274,137 on
  September 29, 2000 and 35,219,825 on June 30, 2000 .       1,763        1,761
Additional paid-in capital ...........................     197,898      197,240
Accumulated other comprehensive income (loss) ........          57          (30)
Unearned compensation ................................          (6)          (8)
Retained earnings ....................................      41,767       35,952
Treasury stock at cost ...............................     (13,320)      (7,257)
                                                         ---------    ---------
TOTAL SHAREHOLDERS' EQUITY ...........................     228,159      227,658
                                                         ---------    ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...........   $ 275,680    $ 273,039
                                                         =========    =========

See notes to condensed consolidated financial statements.

                                 C-COR.net Corp.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (in thousands, except per share data)



                                                      Thirteen Weeks Ended
                                                  ----------------------------
                                                  September 29,  September 24,
                                                       2000        1999
                                                     --------    --------
Net sales ........................................   $ 78,335    $ 70,888
Cost of sales ....................................     57,063      52,247
                                                     --------    --------
Gross margin .....................................     21,272      18,641
                                                     --------    --------
Operating expenses:
  Selling and administrative .....................      8,863       8,895
  Research and product development ...............      4,424       3,175
  Merger and restructuring costs .................          -       3,673
                                                     --------    --------
    Total operating expenses .....................     13,287      15,743
                                                     --------    --------
Income from operations ...........................      7,985       2,898
Interest expense .................................        (13)       (621)
Investment income ................................      2,015          63
Other expense, net ...............................       (239)       (340)
                                                     --------    --------
Income before income taxes .......................      9,748       2,000
Income tax expense ...............................      3,934       1,659
                                                     --------    --------
Income from continuing operations ................      5,814         341

Discontinued operations:
  Gain on disposal of discontinued business
    segment, net of tax ..........................          1          36
                                                     --------    --------
Net income .......................................   $  5,815    $    377
                                                     ========    ========
Net income per share-basic:
  Continuing operations ..........................   $   0.17    $   0.01
  Gain on disposal of discontinued operations ....          -           -
                                                     --------    --------
    Net income ...................................   $   0.17    $   0.01
                                                     ========    ========
Net income per share-diluted:
  Continuing operations ..........................   $   0.16    $   0.01
  Gain on disposal of discontinued operations ....          -           -
                                                     --------    --------
    Net income ...................................   $   0.16    $   0.01
                                                     ========    ========
Weighted average common shares and common share
 equivalents
  Basic ..........................................     34,040      23,410
  Diluted ........................................     36,419      28,274

See notes to condensed consolidated financial statements.

                                 C-COR.net Corp.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                            (in thousands of dollars)

                                                         Thirteen Weeks Ended
                                                         --------------------
                                                     September 29, September 24,
                                                           2000        1999
                                                         --------    --------
OPERATING ACTIVITIES
Net income ...........................................   $  5,815    $    377
Adjustments to reconcile net income to net cash
 and cash equivalents provided by (used in)
 operating activities:
  Depreciation and amortization ......................      2,540       2,323
  Amortization of debt discount ......................          -         381
  Amortization of unearned compensation ..............          2         (14)
  Gain on disposal of discontinued operations, net of
    tax...............................................         (1)        (36)
  Provision for deferred retirement salary plan ......         21         148
  Loss on sales and write-down of property, plant and
    equipment.........................................        250         332
  Tax benefit deriving from exercise and
    sales of stock option shares .....................        207           -
  Changes in operating assets and liabilities:
     Interest receivable .............................        141          (3)
     Accounts and notes receivable ...................     (4,989)     (3,936)
     Inventories .....................................      2,375      (4,366)
     Other assets ....................................        873      (1,402)
     Accounts payable ................................      5,600        (939)
     Accrued liabilities .............................     (3,433)      3,084
     Deferred income taxes ...........................      1,919        (638)
     Discontinued operations - working capital changes
       and noncash charges ...........................          1         174
                                                         --------    --------
NET CASH AND CASH EQUIVALENTS
  PROVIDED BY (USED IN) OPERATING ACTIVITIES .........     11,321      (4,515)
                                                         --------    --------

INVESTING ACTIVITIES
Purchase of property, plant, and equipment ...........       (493)     (3,275)
Purchase of marketable securities and other short
 term investments ....................................     (5,880)          -
Proceeds from sale of property, plant and equipment...          -           3

                                                         --------    --------
NET CASH AND CASH EQUIVALENTS
  USED IN INVESTING ACTIVITIES .......................     (6,373)     (3,272)
                                                         --------    --------

FINANCING ACTIVITIES
Payment of debt and capital lease obligations ........        (48)       (220)
Proceeds from short-term credit facilities, net ......          -       1,603
Issue common stock to employee stock purchase plan ...         39          25
Proceeds from exercise of stock options ..............        321       2,131
Proceeds from exercise of warrants ...................         93           -
Purchase of treasury stock ...........................     (6,063)          -
                                                         --------    --------
NET CASH AND CASH EQUIVALENTS
  (USED IN) PROVIDED BY FINANCING ACTIVITIES .........     (5,658)      3,539
                                                         --------    --------
DECREASE IN CASH AND CASH EQUIVALENTS ................       (710)     (4,248)
Cash and cash equivalents at beginning of year .......     95,379       5,805
                                                         --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ...........   $ 94,669    $  1,557
                                                         ========    ========
Supplemental cash flow information:
Non-cash investing activities
  Fair value adjustment of available-for-sale securities $     18    $      6

 See notes to condensed consolidated financial statements.

                                 C-COR.net Corp.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands except per share data)

1. The accompanying, unaudited, condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, and in the opinion of management, contain all adjustments (consisting only of normal, recurring adjustments) necessary to fairly present the Company's financial position as of September 29, 2000, and the results of its operations for the thirteen-week period then ended. Operating results for the thirteen-week period are not necessarily indicative of the results that may be expected for the year ending June 29, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended June 30, 2000.

2. DESCRIPTION OF BUSINESS

C-COR.net Corp. (the Company) designs, manufactures and markets network transmission products and provides services and support to hybrid fiber coax
(HFC) network operators. The Company operates in two industry segments: the Telecommunications Equipment segment which provides a comprehensive range of products, including radio frequency (RF) amplifiers and fiber optic equipment for the network headend, node and RF plant; and the Broadband Management Services segment which focuses on enabling reliable, high speed, broadband communications over HFC networks and includes network management and enabling services, high-speed data certification, system integration services, data security solutions, network engineering and design, system activation, network optimization, and system maintenance.


3. INVENTORIES

Inventories as of September 29, 2000 and June 30, 2000 consisted of the following:

                                                  September 29,      June 30,
                                                      2000             2000
                                                     -------         -------

Finished goods ..............................        $ 4,327         $ 5,288
Work-in-process .............................          5,733           6,841
Raw materials ...............................         19,325          19,631
                                                     -------         -------
   Total inventories ........................        $29,385         $31,760
                                                     =======         =======

4. ACCRUED LIABILITIES

Accrued liabilities as of September 29, 2000 and June 30, 2000 consisted of the following:

                                                 September 29,       June 30,
                                                     2000              2000
                                                 -------------    -------------
Accrued incentive plan expense ..............    $       1,259    $       3,510
Accrued vacation expense ....................            1,665            1,880
Accrued salary expense ......................            1,374            2,678
Accrued payroll and sales tax ...............            1,206              972
Accrued sales commissions and
 rebates payable ............................              499              419
Accrued warranty expense ....................            2,322            2,232
Accrued workers compensation
  self-insurance expense ....................            1,753            1,577
Accrued merger-related costs ................              484              489
Accrued income tax payable ..................            3,565            4,199
Accrued other ...............................            2,580            2,100
                                                 -------------    -------------
                                                 $      16,707    $      20,056
                                                 =============    =============

5. COMPREHENSIVE INCOME

The components of accumulated other comprehensive income (loss), net of tax, of the Company are as follows:

                                                 September 29,     June 30,
                                                     2000            2000
                                                 -------------  -------------
Unrealized gain on marketable securities ......  $          54  $          72
Foreign currency translation gain (loss) ......              3           (102)
                                                 -------------  -------------
Accumulated other comprehensive income (loss) .  $          57  $         (30)
                                                 =============  =============

The components of comprehensive income (loss) of the Company for the thirteen-week periods ended September 29, 2000 and September 24, 1999, are as follows:

                                                       Thirteen Weeks Ended
                                                    ---------------------------
                                                    September 29,  September 24,
                                                         2000          1999
                                                    -------------  ------------

Net income .......................................  $       5,815  $        377
Other comprehensive income (loss), net of tax:
  Unrealized loss on equity securities ...........            (18)           (4)
  Foreign currency translation gain ..............            105             -
                                                    -------------  ------------
Other comprehensive income (loss) ................             87            (4)
                                                    -------------  ------------
Comprehensive income .............................  $       5,902  $        373
                                                    =============  ============

6. NET INCOME PER SHARE

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding. Dilutive net income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding plus the dilutive effect of options, warrants and convertible preferred stock. The dilutive effect of options and warrants is calculated under the treasury stock method using the average market price for the period. The dilutive effect of the convertible preferred stock is calculated under the if-converted method. Net income per share is calculated as follows:

                                                       Thirteen Weeks Ended
                                                    ---------------------------
                                                    September 29,  September 24,
                                                          2000          1999
                                                    ------------- -------------

Income from continuing operations ................  $       5,814 $         341
Gain from discontinued operations ................              1            36
                                                    ------------- -------------
Net income .......................................  $       5,815 $         377
                                                    ============= =============

Weighted average common shares outstanding .......         34,040        23,410
Common share equivalents .........................          2,379         4,864
                                                    ------------- -------------
Weighted average common share and common
  share equivalents ..............................         36,419        28,274
                                                    ============= =============
Net income per share-basic:
  Continuing operations ..........................  $        0.17 $        0.01
  Discontinued operations ........................              -             -
                                                    ------------- -------------
Net income .......................................  $        0.17 $        0.01
                                                    ============= =============
Net income per share - diluted:
  Continuing operations ..........................  $        0.16 $        0.01
  Discontinued operations ........................              -             -
                                                    ------------- -------------
Net income .......................................  $        0.16 $        0.01
                                                    ============= =============

7. SEGMENT INFORMATION

The Company operates in two industry segments: the Telecommunications Equipment segment which provides a comprehensive range of products, including RF amplifiers and fiber optic equipment for the network headend, node and RF plant; and the Broadband Management Services segment which focuses on enabling reliable, high- speed, broadband communications over HFC networks and includes network management and enabling services, high-speed data certification, system integration services, data security solutions, network engineering and design, system activation, network optimization, and system maintenance.

Information about industry segments for the thirteen-week periods ended September 29, 2000 and September 24, 1999, are as follows:

                                                                       Continuing Operations
                                                                     ----------------------------
                                                                                      Broadband
                                                                  Telecommunications  Management
                                                                      Equipment        Services           Total
                                                                  ---------------------------------------------------

13 week period ended September 29, 2000

Total revenue .........................................            $       65,233  $       13,102  $     78,335
Operating income ......................................                     7,753             232         7,985
Investment income .....................................                                                   2,015
Interest expense ......................................                                                      13
Income tax expense ....................................                                                   3,934
Cash equivalents and marketable securities ............                                                 121,360
Identifiable assets at September 29, 2000 (B)..........                   129,735          24,206       153,941
Capital expenditures ..................................                       359             134           493
Depreciation and amortization .........................                     1,910             630         2,540

13 week period ended September 24, 1999

Total revenue .........................................            $       61,986  $        8,902  $     70,888
Operating income (loss)(A) ............................                     7,487            (916)        6,571
Investment income .....................................                                                      63
Interest expense ......................................                                                     621
Income tax expense (A) ................................                                                   2,219
Identifiable assets at September 24, 1999 .............                   101,040          14,550       115,590
Capital expenditures ..................................                     2,652             623         3,275
Depreciation and amortization .........................                     2,068             255         2,323

 (A) Operating income and income tax expense exclude the impact of the one-time merger-related costs related to the Convergence and SVCI mergers.

 (B) Identifiable assets at September 29, 2000, exclude cash equivalents and marketable securities related to the Company's follow-on public offering.

The Company and its subsidiaries operate in various geographic areas as indicated by the following:

                                                U.S.         Europe      Eliminations      Total
                                            ---------------------------------------------------------
13 week period ended September 29, 2000
Sales to unaffiliated customers:
Domestic                                       $  68,869       $1,398         $   -       $  70,267
Export                                             8,068            -             -           8,068
Transfers between geographic areas                    18            -           (18)              -
Total revenue                                     76,955        1,398           (18)         78,335
Operating income                                   7,863          122             -           7,985
Investment income                                  2,014            1             -           2,015
Interest expense                                      13            -             -              13
Income tax expense                                 3,887           47             -           3,934
Identifiable assets at September 29, 2000        273,403        1,898             -         275,301
Capital expenditures                                 493            -             -             493
Depreciation and amortization                      2,428          112             -           2,540

13 week period ended September 24, 1999

Sales to unaffiliated customers:
Domestic                                       $  64,301        $  43         $   -       $  64,344
Export                                             6,544            -             -           6,544
Transfers between geographic areas                    12            -           (12)              -
Total revenue                                     70,857           43           (12)         70,888
Operating income (loss) (A)                        6,762         (191)            -           6,571
Investment income                                     62            1             -              63
Interest expense                                     621            -             -             621
Income tax expense (A)                             2,215            4             -           2,219
Identifiable assets at September 24, 1999        115,426          164             -         115,590
Capital expenditures                               3,274            1             -           3,275
Depreciation and amortization                      2,318            5             -           2,323

(A) Operating income (loss) and income tax expense exclude the impact of the one-time merger-related costs related to the Convergence and SVCI mergers.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion addresses the financial condition of C-COR.net Corp. (the Company, or we) as of September 29, 2000, and the results of operations for the thirteen-week period ended September 29, 2000, compared with the same period of the prior year. This discussion should be read in conjunction with the Management's Discussion and Analysis section for the fiscal year ended June 30, 2000, included in the Company's Annual Report on Form 10-K.

Disclosure Regarding Forward-Looking Statements

Some of the information presented in this report contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, among others, statements regarding the ability of the Company to expand its product offering, the continuation of network upgrade activity, the trend toward more fiber in the network, the Company's ability to develop new and enhanced products, global demand for the Company's products and services, and statements relating to the Company's business strategy. Forward-looking statements represent the Company's judgment regarding future events. Although the Company believes it has a reasonable basis for these forward-looking statements, the Company cannot guarantee their accuracy and actual results may differ materially from those the Company anticipated due to a number of uncertainties, many of which we are not aware. Factors which could cause actual results to differ from expectations include, among others, capital spending patterns of the communications industry, the Company's ability to develop new and enhanced products, continued industry consolidation, the development of competing technology, and the Company's ability to achieve its strategic objectives. For additional information concerning these and other important factors which may cause the Company's actual results to differ materially from expectations and underlying assumptions, please refer to the reports filed by the Company with the Securities and Exchange Commission.

Results of Operations

Net Sales for the thirteen-week period ended September 29, 2000 were $78.3 million, an increase of 11% from the prior year's sales of $70.9 million for the same period. Telecommunications Equipment segment sales increased by 5% to $65.2 million during the thirteen-week period, compared to $62.0 million for the same period of the prior year. The increase was attributable primarily to increased sales of fiber optics products as we continue to expand our product offering through development of new products and strategic partnerships to meet domestic and international customer demands. Broadband Management Services (BMS) segment sales increased by 47% to $13.1 million during the thirteen-week period, compared to $8.9 million for the same period of the prior year. The increase was primarily attributable to technical services performed in our customers' plants, including system sweep, reverse path activation, ingress mitigation, node certification and system maintenance.

Domestic sales increased by 7% for the thirteen-week period ended September 29, 2000 to $68.9 million from $64.3 million for the same period of the prior year. This growth occurred in our BMS segment sales, primarily for technical services. We believe the continuation of network upgrade activities to enable two-way interactive broadband services has translated into increased demand for our products and services. Total domestic sales were 88% of net sales for the thirteen-week period ended September 29, 2000, as compared to 91% for the same period of the prior year.

International sales increased by 43% for the thirteen-week period ended September 29, 2000 to $9.4 million from $6.6 million for the same period of the prior year. This growth was principally in sales of telecommunications equipment and reflected sales to a major customer in Canada and increased demand from customers in the EuroPacific region. We expect international markets will continue to represent a substantial portion of our sales base, but believe demand will continue to be highly variable. The international markets represent distinct markets in which capital spending decisions for hybrid fiber coax (HFC) network distribution equipment can be impacted by a variety of factors including access to financing and general economic conditions. Our total international sales were 12% of consolidated net sales for the thirteen-week period ended September 29, 2000, as compared to 9% for the same period of the prior year.

Gross margin was 27.2% for the thirteen-week period ended September 29, 2000, compared to 26.3% for the same period of the prior year. For the Telecommunications Equipment segment, gross margin was 26.7% for the thirteen-week period ended September 29, 2000, compared to 28.0% for the same period of the prior year. The decrease in gross margin resulted primarily from changes in product mix. For the BMS segment, gross margin was 29.6% for the thirteen-week period ended September 29, 2000, compared to 14.2% for the same period of the prior year. The increase in gross margin is due primarily to improvements in productivity and changes in various costs associated with our technical services, as we have substantially completed the integration of our legacy service organization with the acquisitions of Worldbridge Broadband Services, Inc. and Advanced Communications Services, Inc., consummated in the third quarter of fiscal year 2000.

Selling and administrative expenses were $8.9 million (11.3% of net sales) for the thirteen-week period ended September 29, 2000, compared to $8.9 million (12.5% of net sales) for the same period of the prior year. The Company's selling and administrative expenses remained flat for the quarter, but we anticipate increasing selling and administrative expense in future periods, related to international expansion, although these expenses may vary as a percentage of net sales.

Research and product development expenses were $4.4 million (5.6% of net sales) for the thirteen-week period ended September 29, 2000, compared to $3.2 million (4.5% of net sales) for the same period of the prior year. The increase in research and product development expenditures resulted from higher personnel costs and additional expenses primarily for development of fiber optic transmission products and the continued development of network management products and capabilities. We anticipate continuing increases in research and product development expenses in future periods, related to ongoing initiatives, although these expenses may vary as a percentage of net sales.

Operating income (excluding non-recurring business combination costs) for the Telecommunications Equipment segment for the thirteen-week period ended September 29, 2000, was $7.8 million, compared to $7.5 million for the same period of the prior year. The increase in operating income was attributable primarily to increased volume. Operating income (excluding non-recurring business combination costs) for the BMS segment for the thirteen-week period ended September 29, 2000, was $232,000, compared to an operating loss of $916,000 for the same period of the prior year. The improvement in operating income derives from higher volumes, which absorbed our fixed operating costs, as well as improved gross margin deriving from our technical services. These improved factors were offset partially by a continued increase in investment and development costs associated with our network management products.

Interest expense was $13,000 for the thirteen-week period ended September 29, 2000, compared to $621,000 for the same period of the prior year. The decrease in interest expense resulted from reductions of long-term debt and borrowings on various short-term credit facilities, and a decrease in the amortization related to the fair market value of warrants issued in fiscal year 1999 in connection with certain debt financing arrangements by Silicon Valley Communications, Inc.(SVCI), a wholly-owned subsidiary of the Company.

Investment income was $2.0 million for the thirteen-week period ended September 29, 2000, compared to $63,000 for the same period of the prior year. The increase in investment income resulted from short-term investments of the net proceeds received in our follow-on public offering completed on November 12, 1999.

Our overall effective income tax rate was 40.4% for the thirteen-week period ended September 29, 2000, compared to 83.0% for the same period of the prior year. The higher effective income tax rate in the prior year resulted primarily from permanent differences for non-deductible business combination costs incurred in relation with the mergers with Convergence.com Corporation (Convergence) and SVCI.

Liquidity and Capital Resources

In November 1999, we completed a follow-on public offering of our common stock, resulting in net proceeds (after deducting issuance costs) of $133.3 million. As of September 29, 2000, cash and cash equivalents and marketable securities totaled $142.7 million, up from $137.5 million at June 30, 2000.

Net cash and cash equivalents provided by operating activities were $11.3 million for the thirteen-week period ended September 29, 2000, compared to net cash and cash equivalents used in operating activities of $4.5 million for the same period of the prior year. The increase in net cash and cash equivalents provided by operating activities was primarily due to the increase in net income for the period, as well as higher accounts payable and reductions in inventories, and were partially offset by increases in accounts receivable and reductions of accrued liabilities.

Net cash and cash equivalents used in investing activities were $6.4 million for the thirteen-week period ended September 29, 2000, compared to $3.3 million for the same period of the prior year. The increase in cash and cash equivalents used in investing activities was primarily due to purchases of marketable securities and other short-term investments. Other investing activities included our purchases of property, plant and equipment for $493,000, as compared to $3.3 million for the same period of the prior year.

Net cash and cash equivalents used in financing activities were $5.7 million for the thirteen-week period ended September 29, 2000, compared to $3.5 million of net cash and cash equivalents provided by financing activities for the same period of the prior year. The increase in cash used in financing activities resulted primarily from the purchase of treasury stock during the period.

On September 25, 2000, we announced that we were beginning a stock repurchase program, effective September 22, 2000. The new program allows the Company to repurchase up to 2,000,000 shares of C-COR.net common stock. The shares may be purchased from time to time in the open market through block or privately negotiated transactions, or otherwise. The Company intends to use its currently available capital resources to fund the purchases. The repurchased stock is expected to be held by the Company as treasury stock to be used to meet the Company's obligations under its present and future stock option plans and for other corporate purposes. As of September 29, 2000, 449,900 shares were repurchased under this stock repurchase program. Our other financing activities consisted primarily of payments on short-term and long-term debt and proceeds from the exercise of employee stock options and warrants.

We have a credit agreement with three banks under which we may borrow up to $70.0 million. Under the credit agreement, $20.0 million is available as a revolving line-of-credit, subject to an aggregate sub-limit of $2.0 million for issuance of letters of credit which is committed through November 30, 2000. The credit agreement also permits us to borrow up to $50.0 million, for strategic acquisitions and/or investments, which is also committed through November 30, 2000. Credit pricing on these facilities is a function of our total funded indebtedness to earnings before interest, taxes, depreciation and amortization (EBITDA) ratio. Borrowings under the credit agreement bear interest at various rates, at our option, and are limited to three times EBITDA. Borrowings on these facilities are unsecured, subject to a negative pledge on all business assets, and we are required to maintain certain financial ratios and comply with indebtedness tests. As of September 29, 2000, we had no borrowings outstanding under the credit agreement and based upon our EBITDA, as measured on a rolling four quarter basis, the full $70.0 million facility was available. We anticipate renewing this credit agreement on or before November 30, 2000.

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

          (Not Applicable)

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

The following exhibit is included herein:

    3.1 Bylaws of the Company, as amended as of September 22, 2000

    27  Financial Data Schedule

Reports on Form 8-K

None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               C-COR.net Corp.
                                                 (Registrant)

Date: November 6, 2000                         /s/ William T. Hanelly
                                              ----------------------------------
                                               Vice President-Finance,
                                               Secretary & Treasurer
                                               (Principal Financial Officer)

Date: November 6, 2000                         /s/ Joseph E. Zavacky
                                              ----------------------------------
                                               Controller & Assistant
                                               Secretary
                                               (Principal Accounting Officer)