Form 10-Q
period 2000-12-29
C COR NET CORP
filed 2001-02-12
CIK 350621

United States

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the thirteen-week period ended: December 29, 2000

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

                              Yes [X]    No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.05 Par Value - 32,317,038 shares as of January 26, 2001.

                                 C-COR.net Corp.


                                                                           Page
                                                                           ----
Part I -- FINANCIAL INFORMATION
     Item 1. Financial Statements
               Independent Accountants' Review Report .....................  2
               Condensed Consolidated Balance Sheets ......................  3
               Condensed Consolidated Statements of Operations:
                 Thirteen Weeks Ended December 29, 2000 ...................  4
                 Twenty-six Weeks Ended December 29, 2000 .................  5
               Condensed Consolidated Statements of Cash Flows
                 Twenty-six Weeks Ended December 29, 2000 .................  6
               Notes to Condensed Consolidated Financial Statements .......  7
     Item 2. Management's Discussion and Analysis of Financial Condition
               and Results of Operations .................................. 12
     Item 3. Quantitative and Qualitative Disclosures About Market Risk ... 17

Part II -- OTHER INFORMATION
     Item 4. Submission of Matters to a Vote of Shareholders .............. 17
     Item 6. Exhibits and Reports on Form 8-K ............................. 17
     Signature ............................................................ 18

                     Independent Accountants' Review Report


The Board of Directors
C-COR.net Corp. and Subsidiaries:

We have reviewed the condensed consolidated balance sheet of C-COR.net Corp. and subsidiaries as of December 29, 2000 and the related condensed consolidated statements of operations and cash flows for the thirteen-week and twenty-six week periods ended December 29, 2000 and December 24, 1999. These condensed consolidated financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical review procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of C-COR.net Corp. and subsidiaries as of June 30, 2000, and the related consolidated statements of operations, cash flows, and shareholders' equity for the year then ended (not presented herein); and in our report dated August 11, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of June 30, 2000, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP
---------------------------
State College, Pennsylvania
January 15, 2001

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                 C-COR.net Corp.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                       December 29,    June 30,
                                                            2000         2000
                                                         ---------    ---------
                                                        (Unaudited)

                                     ASSETS
CURRENT ASSETS
Cash and cash equivalents ............................   $  88,132    $  95,379
Marketable securities ................................      34,349       42,154
Interest receivable ..................................         879        1,007
Accounts and notes receivables, net ..................      51,874       49,325
Inventories ..........................................      38,932       31,760
Deferred taxes .......................................       6,702        7,470
Other current assets .................................       2,812        3,826
                                                         ---------    ---------
TOTAL CURRENT ASSETS .................................     223,680      230,921

Property, plant, and equipment, net ..................      25,568       28,322
Intangible assets, net ...............................       2,313        2,477
Deferred taxes .......................................       3,799        4,909
Other long-term assets ...............................       6,738        6,410
                                                         ---------    ---------
TOTAL ASSETS..........................................   $ 262,098    $ 273,039
                                                         =========    =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable .....................................   $  29,707    $  21,341
Accrued liabilities ..................................      13,124       20,056
Current portion of long-term debt ....................         226          225
                                                         ---------    ---------
TOTAL CURRENT LIABILITIES ............................      43,057       41,622

Long-term debt, less current portion .................       1,428        1,527
Other long-term liabilities ..........................       1,847        2,232
                                                         ---------    ---------
TOTAL LIABILITIES ....................................      46,332       45,381


SHAREHOLDERS' EQUITY

Common stock, $.05 par; authorized shares
  100,000,000; issued shares of 35,406,624 on
  December 29, 2000 and 35,219,825 on June 30, 2000 .        1,770        1,761
Additional paid-in capital ...........................     198,995      197,240
Accumulated other comprehensive loss .................        (122)         (30)
Unearned compensation ................................          (4)          (8)
Retained earnings ....................................      46,046       35,952
Treasury stock at cost ...............................     (30,919)      (7,257)
                                                         ---------    ---------
TOTAL SHAREHOLDERS' EQUITY ...........................     215,766      227,658
                                                         ---------    ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...........   $ 262,098    $ 273,039
                                                         =========    =========

See independent accountants' review report and notes to condensed consolidated financial statements.

                             C-COR.net Corp.
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                     (in thousands, except per share data)

                                                       Thirteen Weeks Ended
                                                     ---------------------------
                                                     December 29,   December 24,
                                                        2000           1999
                                                     -----------    -----------

Net sales ........................................   $    66,045    $    68,954
Cost of sales ....................................        48,392         50,983
                                                     -----------    -----------
Gross margin                                              17,653         17,971
                                                     -----------    -----------
Operating expenses:
  Selling and administrative .....................         7,387          8,278
  Research and product development ...............         4,389          3,508
  Merger and restructuring costs .................           650              0
                                                     -----------    -----------
   Total operating expenses ......................        12,426         11,786
                                                     -----------    -----------
Income from operations                                     5,227          6,185
Interest expense .................................           (16)          (140)
Investment income ................................         1,902            855
Other income, net ................................            28             41
                                                     -----------    -----------
Income before income taxes .......................         7,141          6,941
Income tax expense ...............................         2,857          2,647
                                                     -----------    -----------
Income from continuing operations ................         4,284          4,294

Discontinued operations:
Gain (loss) on disposal of discontinued
  business segment, net of tax ...................            (5)             6
                                                     -----------    -----------
Net income .......................................   $     4,279    $     4,300
                                                     ===========    ===========

Net income per share - basic:

  Continuing operations ..........................   $      0.13    $      0.15
  Gain (loss) on disposal of discontinued
    operations ...................................          0.00           0.00
                                                     -----------    -----------
Net income .......................................   $      0.13    $      0.15
                                                     ===========    ===========

Net income per share - diluted:

  Continuing operations ..........................   $      0.13    $      0.13
  Gain (loss) on disposal of discontinued
    operations ...................................          0.00           0.00
                                                     -----------    -----------
Net income .......................................   $      0.13    $      0.13
                                                     ===========    ===========

See independent accountants' review report and notes to condensed consolidated financial statements.

                             C-COR.net Corp.
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                     (in thousands, except per share data)

                                                       Twenty-six Weeks Ended
                                                     ---------------------------
                                                     December 29,   December 24,
                                                         2000           1999
                                                     -----------    -----------

Net sales .......................................    $   144,380    $   139,842
Cost of sales ...................................        105,455        103,230
                                                     -----------    -----------
Gross margin                                              38,925         36,612
                                                     -----------    -----------
Operating expenses:
  Selling and administrative .....................        16,250         17,173
  Research and product development ...............         8,813          6,683
  Merger and restructuring costs .................           650          3,673
                                                     -----------    -----------
   Total operating expenses ......................        25,713         27,529
                                                     -----------    -----------
Income from operations                                    13,212          9,083
Interest expense .................................           (29)          (761)
Investment income ................................         3,917            918
Other expense, net ...............................          (211)          (299)
                                                     -----------    -----------
Income before income taxes .......................        16,889          8,941
Income tax expense ...............................         6,791          4,306
                                                     -----------    -----------
Income from continuing operations ................        10,098          4,635

Discontinued operations:
 Gain (loss) on disposal of discontinued
  business segment, net of tax ...................            (4)            42
                                                     -----------    -----------

Net income .......................................   $    10,094    $     4,677
                                                     ===========    ===========

Net income per share - basic:

   Continuing operations .........................   $      0.30    $      0.18
   Gain (loss) on disposal of discontinued
    operations ...................................          0.00           0.00
                                                     -----------    -----------
Net income .......................................   $      0.30    $      0.18
                                                     ===========    ===========

Net income per share - diluted:

   Continuing operations .........................   $      0.29    $      0.15
   Gain (loss) on disposal of discontinued
    operations ...................................          0.00           0.00
                                                     -----------    -----------
Net income .......................................   $      0.29    $      0.15
                                                     ===========    ===========

See independent accountants' review report and notes to condensed consolidated financial statements.

                                 C-COR.net Corp.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                            (in thousands of dollars)

                                                        Twenty-six Weeks Ended
                                                         --------------------
                                                     December 29,  December 24,
                                                          2000        1999
                                                         --------    --------
OPERATING ACTIVITIES
Net income ...........................................   $ 10,094    $  4,677
Adjustments to reconcile net income to net cash
 and cash equivalents provided by (used in)
 operating activities:
  Depreciation and amortization ......................      4,812       4,853
  Amortization of debt discount ......................          -         381
  Amortization of unearned compensation ..............          4           5
  Loss (gain) on disposal of discontinued operations,
    net of tax........................................          4         (42)
  Loss on sales and write-down of property, plant and
    equipment.........................................        250         333
  Tax benefit deriving from exercise and
    sales of stock option shares .....................        207       2,775
  Changes in operating assets and liabilities:
     Interest receivable .............................        128           -
     Accounts and notes receivable ...................     (2,549)     (9,951)
     Inventories .....................................     (7,172)     (7,275)
     Other assets ....................................        123         117
     Accounts payable ................................      8,366       1,873
     Accrued liabilities .............................     (7,300)     (3,692)
     Deferred retirement salary plan .................         (7)         49
     Deferred income taxes ...........................      1,868         605
     Discontinued operations - working capital changes
       and noncash charges ...........................         69          96
                                                         --------    --------
NET CASH AND CASH EQUIVALENTS
  PROVIDED BY (USED IN) OPERATING ACTIVITIES .........      8,897      (5,196)
                                                         --------    --------

INVESTING ACTIVITIES
Purchase of property, plant, and equipment ...........     (1,746)     (5,181)
Proceeds from sale (purchase) of marketable securities
 and other short term investments ....................      7,805     (14,772)
Investment in equity securities.......................          -        (501)
Proceeds from sale of property, plant, and equipment..          -           6
                                                         --------    --------
NET CASH AND CASH EQUIVALENTS
  PROVIDED BY (USED IN) INVESTING ACTIVITIES .........      6,059     (20,448)
                                                         --------    --------

FINANCING ACTIVITIES
Payment of debt and capital lease obligations ........        (98)     (2,733)
Payment on short-term credit facilities, net .........          -      (5,019)
Issue common stock to employee stock purchase plan ...         75          45
Proceeds from exercise of stock options ..............        923       4,072
Proceeds from exercise of warrants ...................        559       2,259
Proceeds from issuance of common stock, net ..........          -     133,370
Purchase of treasury stock ...........................    (23,662)          -
                                                         --------    --------
NET CASH AND CASH EQUIVALENTS
  (USED IN) PROVIDED BY FINANCING ACTIVITIES .........    (22,203)    131,994
                                                         --------    --------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS .....     (7,247)    106,350
Cash and cash equivalents at beginning of year .......     95,379       5,805
                                                         --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ...........   $ 88,132    $112,155
                                                         ========    ========
Supplemental cash flow information:
Non-cash investing activities
  Fair value adjustment of available-for-sale
   securities ........................................   $     63    $     (2)

See independent accountants' review report and notes to condensed consolidated financial statements.

                                 C-COR.net Corp.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands except per share data)

1. The accompanying, unaudited, condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, and in the opinion of management, contain all adjustments (consisting only of normal, recurring adjustments) necessary to fairly present the Company's financial position as of December 29, 2000, and the results of its operations for the thirteen-week and twenty-six week periods then ended. Operating results for the thirteen-week and twenty-six week periods are not necessarily indicative of the results that may be expected for the year ending June 29, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended June 30, 2000.

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

3. INVENTORIES

Inventories as of December 29, 2000 and June 30, 2000 consisted of the following:

                                                  December 29,       June 30,
                                                      2000             2000
                                                     -------         -------

Finished goods ..............................        $ 8,939         $ 5,288
Work-in-process .............................          7,032           6,841
Raw materials ...............................         22,961          19,631
                                                     -------         -------
   Total inventories ........................        $38,932         $31,760
                                                     =======         =======

4. ACCRUED LIABILITIES

Accrued liabilities consisted of:

                                                 December 29,        June 30,
                                                     2000              2000
                                                 -------------    -------------

Accrued incentive plan expense ..............    $       1,187    $       3,510
Accrued vacation expense ....................            1,610            1,880
Accrued salary expense ......................            2,392            2,678
Accrued payroll and sales tax ...............              519              972
Accrued sales commissions and
 rebates payable ............................              753              419
Accrued warranty expense ....................            2,412            2,232
Accrued workers compensation
  self-insurance expense ....................            1,927            1,577
Accrued restructuring and merger-related
  costs .....................................            1,112              489
Accrued other ...............................            1,212            6,299
                                                 -------------    -------------
                                                 $      13,124    $      20,056
                                                 =============    =============

5. COMPREHENSIVE INCOME

The components of accumulated other comprehensive loss, net of tax, of the Company are as follows:

                                                 December 29,      June 30,
                                                     2000            2000
                                                 -------------  -------------

Unrealized gain on marketable securities ......  $           9  $          72
Foreign currency translation loss .............           (131)          (102)
                                                 -------------  -------------
Accumulated other comprehensive loss ..........  $        (122) $         (30)
                                                 =============  =============

The components of comprehensive income of the Company for the thirteen-week and twenty-six week periods ended December 29, 2000, and December 24, 1999, are as follows:

                                                        Thirteen Weeks Ended
                                                      --------------------------
                                                      December 29, December 24,
                                                          2000        1999
                                                       ---------    ---------

Net income .........................................   $   4,279    $   4,300
Other comprehensive loss, net of tax:
    Unrealized gain (loss) on marketable securities.         (45)           2
    Foreign currency translation loss ..............        (134)          (9)
                                                       ---------    ---------
Other comprehensive loss ...........................        (179)          (7)
                                                       ---------    ---------
Comprehensive income ...............................   $   4,100    $   4,293
                                                       =========    =========

                                                       Twenty-six Weeks Ended
                                                     ---------------------------
                                                     December 29,   December 24,
                                                            2000         1999
                                                       ---------    ---------

Net income .........................................   $  10,094    $   4,677
Other comprehensive loss, net of tax:
    Unrealized loss on marketable securities .......         (63)          (2)
    Foreign currency translation loss ..............         (29)          (9)
                                                       ---------    ---------
Other comprehensive loss ...........................         (92)         (11)
                                                       ---------    ---------
Comprehensive income ...............................   $  10,002    $   4,666
                                                       =========    =========

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

                                                     Thirteen Weeks Ended
                                                  -----------------------------
                                                  December 29,      December 24,
                                                      2000              1999
                                                  ------------     ------------

Income from continuing operations ............    $      4,284     $      4,294
Gain (loss) from discontinued operations .....              (5)               6
                                                  ------------     ------------
Net income ...................................    $      4,279     $      4,300
                                                  ============     ============

Weighted average common shares outstanding ...          32,955           29,146
Common share equivalents .....................           1,077            3,986
                                                  ------------     ------------
Weighted average common shares and common
  share equivalents ..........................          34,032           33,132
                                                  ============     ============

Net income per share - basic:
  Continuing operations ......................    $       0.13     $       0.15
  Discontinued operations ....................            0.00             0.00
                                                  ------------     ------------
Net income per share .........................    $       0.13     $       0.15
                                                  ============     ============
Net income per share - diluted:
  Continuing operations ......................    $       0.13     $       0.13
  Discontinued operations ....................            0.00             0.00
                                                  ------------     ------------
Net income per share .........................    $       0.13     $       0.13
                                                  ============     ============

                                                    Twenty-six Weeks Ended
                                                  -----------------------------
                                                   December 29,     December 24,
                                                        2000            1999
                                                  ------------     ------------

Income from continuing operations ............    $     10,098     $      4,635
Gain (loss) from discontinued operations .....              (4)              42
                                                  ------------     ------------
Net income ...................................    $     10,094     $      4,677
                                                  ============     ============

Weighted average common shares outstanding ...          33,498           26,277
Common share equivalents .....................           1,728            4,425
                                                  ------------     ------------
Total ........................................          35,226           30,702
                                                  ============     ============

Net income per share - basic:
  Continuing operations ......................    $       0.30     $       0.18
  Discontinued operations ....................            0.00             0.00
                                                  ------------     ------------
Net income per share .........................    $       0.30     $       0.18
                                                  ============     ============

Net income per share - diluted:
  Continuing operations ......................    $       0.29     $       0.15
  Discontinued operations ....................            0.00             0.00
                                                  ------------     ------------
Net income per share .........................    $       0.29     $       0.15
                                                  ============     ============

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

Information about industry segments for the thirteen-week and the twenty-six week periods ended December 29, 2000, and December 24, 1999, are as follows:

                                                Continuing Operations
                                              ----------------------------
                                               Telecom-   Broadband
                                              munications Management
                                              Equipment   Services     Total
                                             ---------------------------------

13 week period ended December 29, 2000

Total revenue ..............................   $ 53,910   $ 12,135    $ 66,045
Operating income(loss)(A) ..................      5,939        (62)      5,877
Investment income ..........................                             1,902
Interest expense ...........................                                16
Income tax expense(A) ......................                             3,117
Cash equivalents and marketable securities .                           106,668
Identifiable assets at December 29, 2000 (B)    132,661     22,462     155,123
Capital expenditures .......................        843        410       1,253
Depreciation and amortization ..............      1,623        649       2,272

13 week period ended December 24, 1999

Total revenue ..............................   $ 59,999   $  8,955    $ 68,954
Operating income ...........................      5,766        419       6,185
Investment income ..........................                               855
Interest expense ...........................                               140
Income tax expense .........................                             2,647
Cash equivalents and marketable securities .                           116,122
Identifiable assets at December 24, 1999 (B)    119,553     12,330     131,883
Capital expenditures .......................      1,358        548       1,906
Depreciation and amortization ..............      2,084        446       2,530


26 week period ended December 29, 2000

Total revenue ..............................   $119,143   $ 25,237    $144,380
Operating income(A) ........................     13,710        152      13,862
Investment income ..........................                             3,917
Interest expense ...........................                                29
Income tax expense(A) ......................                             7,051
Cash equivalents and marketable securities .                           106,668
Identifiable assets at December 29, 2000 (B)    132,661     22,462     155,123
Capital expenditures .......................      1,202        544       1,746
Depreciation and amortization ..............      3,533      1,279       4,812

26 week period ended December 24, 1999

Total revenue ..............................   $121,985   $ 17,857    $139,842
Operating income (loss)(A) .................     13,253       (497)     12,756
Investment income ..........................                               918
Interest expense ...........................                               761
Income tax expense (A) .....................                             4,866
Cash equivalents and marketable securities .                           116,122
Identifiable assets at December 24, 1999 (B)    119,553     12,330     131,883
Capital expenditures .......................      4,010      1,171       5,181
Depreciation and amortization ..............      4,152        701       4,853


(A) Operating income and income tax expense exclude the impact of non-recurring merger-related and restructuring costs.

(B) Identifiable assets at December 29, 2000 and December 24, 1999, exclude cash equivalents and marketable securities related to the Company's follow-on public offering.

The Company and subsidiaries operate in various geographic areas as indicated by the following:

                                                    U.S       Europe   Elimination    Total
                                               --------------------------------------------

13 week period ended December 29, 2000
Sales to unaffiliated customers:
Domestic ....................................  $  55,277   $   1,017     $  --    $  56,294
Export ......................................      9,751        --          --        9,751
Transfers between geographic areas ..........        197        --          (197)         0
Total revenue ...............................     65,225       1,017        (197)    66,045
Operating income (loss)(A) ..................      5,937         (60)       --        5,877
Investment income ...........................                                         1,902
Interest expense ............................                                            16
Income tax expense(A) .......................                                         3,117
Identifiable assets at December 29, 2000 ....    260,592       1,506        --      262,098
Capital expenditures ........................      1,253          --        --        1,253
Depreciation and amortization ...............      2,272          --        --        2,272

13 week period ended December 24, 1999
Sales to unaffiliated customers:
Domestic ....................................  $  60,802   $     134     $  --    $  60,936
Export ......................................      8,018        --          --        8,018
Transfers between geographic areas ..........         20        --           (20)         0
Total revenue ...............................     68,840         134         (20)    68,954
Operating income (loss) .....................      6,664        (479)       --        6,185
Investment income ...........................                                           855
Interest expense ............................                                           140
Income tax expense ..........................                                         2,647
Identifiable assets at December 24, 1999 ....    247,884         500        --      248,384
Capital expenditures ........................      1,906        --          --        1,906
Depreciation and amortization ...............      2,525           5        --        2,530

26 week period ended December 29, 2000
Sales to unaffiliated customers:

Domestic ....................................  $ 124,146   $   2,415     $  --    $ 126,561
Export ......................................     17,819        --          --       17,819
Transfers between geographic areas ..........        215        --          (215)         0
Total revenue ...............................    142,180       2,415        (215)   144,380
Operating income(A) .........................     13,800          62        --       13,862
Investment income ...........................                                         3,917
Interest expense ............................                                            29
Income tax expense(A) .......................                                         7,051
Identifiable assets at December 29, 2000 ....    260,592       1,506        --      262,098
Capital expenditures ........................      1,746          --        --        1,746
Depreciation and amortization ...............      4,784          28        --        4,812

26 week period ended December 24, 1999
Sales to unaffiliated customers:
Domestic ....................................  $ 125,103   $     177     $  --    $ 125,280
Export ......................................     14,562        --          --       14,562
Transfers between geographic areas ..........         32        --           (32)         0
Total revenue ...............................    139,697         177         (32)   139,842
Operating income (loss) (A)..................     13,426        (670)       --       12,756
Investment income ...........................                                           918
Interest expense ............................                                           761
Income tax expense (A).......................                                         4,866
Identifiable assets at December 24, 1999 ....    247,884         500        --      248,384
Capital expenditures ........................      5,180           1        --        5,181
Depreciation and amortization ...............      4,843          10        --        4,853

(A) Operating income and income tax expense exclude the impact of non-recurring merger-related and restructuring costs.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion addresses the financial condition of C-COR.net Corp. (the Company, or we) as of December 29, 2000, and the results of operations for the thirteen-week and twenty-six week periods ended December 29, 2000, compared with the same periods of the prior fiscal year. This discussion should be read in conjunction with the Management's Discussion and Analysis section for the fiscal year ended June 30, 2000, included in the Company's Annual Report on Form 10-K.

Disclosure Regarding Forward-Looking Statements

Some of the information presented in this report contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, among others, statements regarding the ability of the Company to expand its product offering, statements regarding near-term softening in demand for telecommunications equipment, the continuation of network upgrade activity, the trend toward more fiber in the network, the Company's ability to develop new and enhanced products, global demand for the Company's products and services, the ability of the Company to expand its operations internationally and statements relating to the Company's business strategy. Forward-looking statements represent the Company's judgment regarding future events. Although the Company believes it has a reasonable basis for these forward-looking statements, the Company cannot guarantee their accuracy and actual results may differ materially from those the Company anticipated due to a number of uncertainties, many of which we are not aware. Factors which could cause actual results to differ from expectations include, among others, capital spending patterns of the communications industry, the Company's ability to develop new and enhanced products, continued industry consolidation, the development of competing technology, and the Company's ability to achieve its strategic objectives. For additional information concerning these and other important factors which may cause the Company's actual results to differ materially from expectations and underlying assumptions, please refer to the reports filed by the Company with the Securities and Exchange Commission.

Results of Operations

Net sales for the thirteen-week period ended December 29, 2000 were $66.0 million, a decrease of 4% from the prior year's sales of $69.0 million for the same period. Net sales for the twenty-six week period ended December 29, 2000 were $144.4 million, an increase of 3% from the prior year's sales of $139.8 million for the same period.

Telecommunications Equipment segment sales decreased by 10% to $53.9 million during the thirteen-week period, compared to $60.0 million for the same period of the prior year. Telecommunications Equipment segment sales decreased by 2% to $119.1 million during the twenty-six-week period, compared to $122.0 million for the same period of the prior year. The decreases for the quarter and year-to-date periods were attributable primarily to reduced sales of radio frequency (RF) equipment products (down 16% in the second quarter compared to the same quarter of the previous year), which were partially offset by increased sales of fiber optics products during the periods (up 17% in the second quarter compared to the same quarter of the previous year). We believe the decline in demand during the periods resulted from temporary delays in capital spending by several multiple system operators (MSO's), as they evaluate their capital spending plans for hybrid fiber coax (HFC) network transmission products and review on-hand inventory levels. We expect network system upgrade activity to continue by the MSO's, especially for current build-outs, but believe that continued spending for HFC network products could be delayed, as customers review their capital spending and upgrade plans for new build-outs. As a result, we anticipate a lower demand for telecommunications products in the near-term.

Broadband Management Services (BMS) segment sales increased by 36% to $12.1 million during the thirteen-week period, compared to $9.0 million for the same period of the prior year. BMS segment sales increased by 41% to $25.2 million during the twenty-six-week period, compared to $17.9 million for the same period of the prior year. The increases for the quarter and year-to-date periods were primarily attributable to demand for technical services performed in our customers' plants, including system sweep, reverse path activation, ingress mitigation, node certification and system maintenance.

Domestic sales as a percentage of total consolidated sales were 84% and 86% for the thirteen-week and twenty-six-week periods ended December 29, 2000, respectively. This compares to 88% and 89% for the same respective periods of the prior year. Sales to domestic customers declined 9% and 1% during the thirteen-week and twenty-six week periods, respectively, as Telecommunications Equipment segment sales declined for the periods, and were partially offset by growth in BMS segment sales, primarily for technical services.

International sales as a percentage of total consolidated sales were 16% and 14% for the thirteen-week and twenty-six-week periods ended December 29, 2000, respectively. This compares to 12% and 11% for the same respective periods of the prior year. Sales to international customers increased 32% and 37% during the thirteen-week and twenty-six week periods, respectively. This growth was principally in sales of telecommunications equipment and reflected sales to a major customer in Canada and increased demand from customers in the EuroPacific region. We expect international markets will continue to represent a substantial portion of our sales base, but believe demand will continue to be highly variable. The international markets represent distinct markets in which capital spending decisions for HFC network distribution equipment can be impacted by a variety of factors, including access to financing and general economic conditions.

Gross margins were 26.7% and 27.0% for the thirteen-week and twenty-six-week periods ended December 29, 2000, respectively. This compares to 26.1% and 26.2% for the same respective periods of the prior year. For the Telecommunications Equipment segment, gross margins were 26.8% for both the thirteen-week and twenty-six-week periods ended December 29, 2000, respectively. This compares to 27.3% and 27.7% for the same respective periods of the prior year. The decrease in gross margins resulted primarily from changes in product mix and reduced efficiencies resulting from lower production volumes. For the BMS segment, gross margins were 26.3% and 27.6% for the thirteen-week and twenty-six-week periods ended December 29, 2000, respectively. This compares to 17.6% and 15.9% for the same respective periods of the prior year. The increase in gross margin is due primarily to improvements in productivity and changes in various costs associated with our technical services group, as we have integrated our legacy service organization with the service organizations of Worldbridge Broadband Services, Inc. and Advanced Communications Services, Inc., both of which were acquired in the third quarter of fiscal year 2000.

Selling and administrative expenses were $7.4 million (11.2% of net sales) for the thirteen-week period ended December 29, 2000, compared to $8.3 million (12.0% of net sales) for the same period of the prior year. Selling and administrative expenses were $16.3 million (11.3% of net sales) for the twenty-six-week period ended December 29, 2000, compared to $17.2 million (12.3% of net sales) for the same period of the prior year. The decline in the Company's selling and administrative expenses resulted from reductions in various operating costs, including personnel costs as we consolidated certain functions after the mergers completed in the prior fiscal year. We anticipate increased selling and administrative expense in future periods, related to international expansion, although these expenses may vary as a percentage of net sales.

Research and product development expenses were $4.4 million (6.6% of net sales) for the thirteen-week period ended December 29, 2000, compared to $3.5 million (5.1% of net sales) for the same period of the prior year. Research and product development expenses were $8.8 million (6.1% of net sales) for the twenty-six-week period ended December 29, 2000, compared to $6.7 million (4.8% of net sales) for the same period of the prior year. The increase in research and product development expenditures resulted from higher personnel costs and additional expenses primarily for development of fiber optic transmission products and the continued development of network management products and capabilities. We anticipate continuing increases in research and product development expenses in future periods, related to ongoing initiatives in the development of fiber optic products and network management products and capabilities, although these expenses may vary as a percentage of net sales.

The following discussion of operating income (loss) by segment for the thirteen-week and twenty-six-week periods compared to the same periods of the prior year, exclude non-recurring merger related and restructuring costs. Operating income for the Telecommunications Equipment segment for the thirteen-week period ended December 29, 2000, was $5.9 million, compared to $5.8 million for the same period of the prior year. Operating income for the Telecommunications Equipment segment for the twenty-six-week period ended December 29, 2000, was $13.7 million, compared to $13.3 million for the same period of the prior year. Lower revenue volume was offset by reduced operating costs for the periods, compared to the prior year. Operating loss for the BMS segment for the thirteen-week period ended December 29, 2000, was $62,000, compared to operating income of $419,000 for the same period of the prior year. The higher revenue volume for the period was more than offset by increased investment and development costs associated with our network management products. On a year to date basis, for the twenty-six-week period ended December 29, 2000, operating income for the BMS segment was $152,000, compared to an operating loss of $497,000 for the same period of the prior year.

Interest expense was $16,000 for the thirteen-week period ended December 29, 2000, compared to $140,000 for the same period of the prior year. Interest expense was $29,000 for the twenty-six-week period ended December 29, 2000, compared to $761,000 for the same period of the prior year. The decrease in interest expense resulted from reductions of long-term debt and borrowings on various short-term credit facilities, and a decrease in the amortization related to the fair market value of warrants issued in fiscal year 1999 in connection with certain debt financing arrangements by Silicon Valley Communications, Inc.
(SVCI), a wholly-owned subsidiary of the Company.

Investment income was $1.9 million for the thirteen-week period ended December 29, 2000, compared to $855,000 for the same period of the prior year. Investment income for the twenty-six-week period ended December 29, 2000 was $3.9 million, compared to $918,000 for the same period of the prior year. The increase in investment income resulted from short-term investments of the net proceeds received in our follow-on public offering completed on November 12, 1999.

Our overall effective income tax rate was 40% for the both the thirteen-week and twenty-six-week periods ended December 29, 2000. This compared to an overall effective income tax rate of 38% and 48% for the same periods of the prior year, respectively. The higher effective income tax rate for the twenty-six-week period of the prior year resulted primarily from permanent differences for non-deductible business combination costs incurred in relation to the acquisitions of Convergence.com Corporation (Convergence) and SVCI.

Merger and Restructuring Costs

During the thirteen-week period ended December 29, 2000, we recorded a restructuring charge of $650,000, related to our decision to discontinue providing high-speed data Helpdesk services. The restructuring charge represents salaries and benefits for those employees affected, costs to terminate contractual obligations of the operation, as well as a write-off of fixed assets. The Company reached a cooperative arrangement with High Speed Access Corp. (HSA), whereby, HSA will assume responsibility for helpdesk activities formerly provided by us to certain customers, allowing us to increase our focus on providing Network Operation Center services, as well as a variety of technical support and maintenance services. For the twenty-six-week period of the prior year, we recorded merger and restructuring charges of $3.7 million, in connection with the acquisitions of Convergence and SVCI.

In January 2001, we announced that we were restructuring our manufacturing operations, as a result of reduced near-term demand for our telecommunications products and anticipated continuing shifts of product mix in response to evolving network architectures. We anticipate recording a non-recurring charge of approximately $3.0 to $4.0 million in the third quarter of fiscal year 2001, associated with this restructuring. The non-recurring charge represents employee termination benefits and other costs to consolidate manufacturing operations.

Liquidity and Capital Resources

In November 1999, we completed a follow-on public offering of our common stock, resulting in net proceeds (after deducting issuance costs) of $133.3 million. As of December 29, 2000, cash and cash equivalents and marketable securities totaled $122.5 million, down from $137.5 million at June 30, 2000.

Net cash and cash equivalents provided by operating activities were $8.9 million for the twenty-six-week period ended December 29, 2000, compared to net cash and cash equivalents used in operating activities of $5.2 million for the same period of the prior year. The increase in net cash and cash equivalents provided by operating activities was primarily due to the increase in net income for the period, as well as higher accounts payable which were partially offset by increases in inventories, accounts and notes receivable, and reductions of accrued liabilities.

Net cash and cash equivalents provided by investing activities were $6.1 million for the twenty-six-week period ended December 29, 2000, compared to net cash and cash equivalents used in investing activities of $20.4 million for the same period of the prior year. The increase in cash and cash equivalents provided by investing activities was primarily due to proceeds from the sales of marketable securities and other short-term investments. Other investing activities included our purchases of property, plant and equipment for $1.7 million, as compared to $5.2 million for the same period of the prior year.

Net cash and cash equivalents used in financing activities were $22.2 million for the twenty-six-week period ended December 29, 2000, resulting primarily from the purchase of treasury stock during the period. On September 25, 2000, we announced that we were beginning a stock repurchase program, effective September 22, 2000. The new program allows the Company to repurchase up to 2,000,000 shares of C-COR.net common stock. The shares may be purchased from time to time in the open market through block or privately negotiated transactions, or otherwise. The Company intends to use its currently available capital resources to fund the purchases. The repurchased stock is being held by the Company as treasury stock to be used to meet the Company's obligations under its present and future stock option plans and for other corporate purposes. As of December 29, 2000, 1,875,200 shares were repurchased under this stock repurchase program. Our other financing activities consisted primarily of payments on short-term and long-term debt and proceeds from the exercise of employee stock options and warrants. This compared to net cash and cash equivalents provided by financing activities of $132.0 million for the same period of the prior year. The increase in net cash and cash equivalents provided by financing activities for the prior year period resulted from the net proceeds from our follow-on public offering of our common stock, completed in November 1999.

We have a credit agreement with three banks under which we may borrow up to $70.0 million. Under the credit agreement, $20.0 million is available as a revolving line-of-credit, subject to an aggregate sub-limit of $2.0 million for issuance of letters of credit, which is committed through November 29, 2001. The credit agreement also permits us to borrow up to $50.0 million, for strategic acquisitions and/or investments, which is also committed through November 29, 2001. Credit pricing on these facilities is a function of our total funded indebtedness to earnings before interest, taxes, depreciation and amortization (EBITDA) ratio. Borrowings under the credit agreement bear interest at various rates, at our option, and are limited to two and one quarter times EBITDA. Borrowings on these facilities are unsecured, subject to a negative pledge on all business assets, and we are required to maintain certain financial ratios and comply with indebtedness tests. As of December 29, 2000, we had no borrowings outstanding under the credit agreement and based upon our EBITDA, as measured on a rolling four-quarter basis, the full $70.0 million facility was available.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

          (Not Applicable)

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Shareholders

The Company's annual meeting of shareholders was held on October 17, 2000. The record date was September 8, 2000, on which there were 34,042,388 shares outstanding and entitled to vote at such annual meeting. The following items were submitted to a vote by shareholders.

     1. The election of three directors for a term of three years.

     2. The approval of the Amended and Restated C-COR.net Corp.
        Incentive Plan.

Mr. Donald M. Cook, Jr., and Mr. Michael J. Farrell were re-elected as directors, and Ms. Christine Jack Toretti was elected as a director of the Company until the year 2003.

The voting results for the matters noted above are set forth as follows:

     1.  The election of three directors for a term of three years.

         Name of Nominee            Votes For             Votes Withheld
         -----------------------    ---------             --------------
         Donald M. Cook Jr.         29,663,581                440,180
         Michael J. Farrell         29,669,545                434,216
         Christine Jack Toretti     29,672,190                431,571

     2.  The approval of the Amended and Restated C-COR.net Corp.
         Incentive Plan.

         Votes For                 Votes Against            Abstained
         --------------            -------------            ---------
         11,780,202                 11,438,836              141,771

Item 6.   Exhibits and Reports on Form 8-K

The following exhibits are included herein:

   (10) Amendment dated November 24, 2000, to the Credit Agreement dated August 9, 1999, between the Registrant and Broadband Capital Corporation as borrowers, and The Banks Parties Hereto From Time to Time and Mellon Bank, N.A. as Agent.

Reports on Form 8-K

None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               C-COR.net Corp.
                                                     (Registrant)

Date: February 12, 2001                        /s/ William T. Hanelly
                                              ----------------------------------
                                               Vice President-Finance,
                                               Secretary & Treasurer
                                               (Principal Financial Officer)

Date: February 12, 2001                        /s/ Joseph E. Zavacky
                                              ----------------------------------
                                               Controller & Assistant
                                               Secretary
                                               (Principal Accounting Officer)