Form 10-Q
period 2001-03-30
C COR NET CORP
filed 2001-05-14
CIK 350621

United States

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the thirteen-week period ended: March 30, 2001

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

Common Stock, $.05 Par Value - 32,316,060 shares as of May 1, 2001.

                                 C-COR.net Corp.


                                                                           Page
                                                                           ----
Part I -- FINANCIAL INFORMATION
     Item 1. Financial Statements
               Independent Accountants' Review Report .....................  2
               Condensed Consolidated Balance Sheets:
                  As of March 30, 2001 and June 30, 2000...................  3
               Condensed Consolidated Statements of Operations:
                 Thirteen Weeks Ended March 30, 2001 and March 24, 2000....  4
                 Thirty-nine Weeks Ended March 30, 2001 and March 24, 2000.  5
               Condensed Consolidated Statements of Cash Flows
                 Thirty-nine Weeks Ended March 30, 2001 and March 24, 2000.  6
               Notes to Condensed Consolidated Financial Statements .......  7
     Item 2. Management's Discussion and Analysis of Financial Condition
               and Results of Operations .................................. 12
     Item 3. Quantitative and Qualitative Disclosures About Market Risk ... 17

Part II -- OTHER INFORMATION
     Item 4. Submission of Matters to a Vote of Shareholders .............. 17
     Item 5. Other Information..............................................17
     Item 6. Exhibits and Reports on Form 8-K ............................. 17
     Signatures ........................................................... 18

                     Independent Accountants' Review Report


The Board of Directors
C-COR.net Corp. and Subsidiaries:

We have reviewed the condensed consolidated balance sheet of C-COR.net Corp. and subsidiaries as of March 30, 2001 and the related condensed consolidated statements of operations and cash flows for the thirteen-week and thirty-nine week periods ended March 30, 2001 and March 24, 2000. These condensed consolidated financial statements are the responsibility of the Company's management.

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

/s/ KPMG LLP
---------------------------
State College, Pennsylvania
April 12, 2001

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                 C-COR.net Corp.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)

                                                          March 30,    June 30,
                                                            2001         2000
                                                         ---------    ---------
                                                        (Unaudited)

                                     ASSETS
CURRENT ASSETS
Cash and cash equivalents ............................   $ 111,784    $  95,379
Marketable securities ................................       8,799       42,154
Interest receivable ..................................         411        1,007
Accounts and notes receivables, net ..................      31,755       49,325
Inventories ..........................................      39,307       31,760
Deferred taxes .......................................       8,256        7,470
Other current assets .................................       8,564        3,826
                                                         ---------    ---------
TOTAL CURRENT ASSETS .................................     208,876      230,921

Property, plant, and equipment, net ..................      20,140       28,322
Intangible assets, net ...............................       2,174        2,477
Deferred taxes .......................................       5,598        4,909
Other long-term assets ...............................       6,266        6,410
                                                         ---------    ---------
TOTAL ASSETS..........................................   $ 243,054    $ 273,039
                                                         =========    =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable .....................................   $  15,345    $  21,341
Accrued liabilities ..................................      19,701       20,056
Current portion of long-term debt ....................         214          225
                                                         ---------    ---------
TOTAL CURRENT LIABILITIES ............................      35,260       41,622

Long-term debt, less current portion .................       1,375        1,527
Other long-term liabilities ..........................       1,872        2,232
                                                         ---------    ---------
TOTAL LIABILITIES ....................................      38,507       45,381

SHAREHOLDERS' EQUITY

Common stock, $.05 par; authorized shares
  100,000,000; issued shares of 35,467,261 on
  March 30, 2001 and 35,219,825 on June 30, 2000 .....       1,773        1,761
Additional paid-in capital ...........................     199,344      197,240
Accumulated other comprehensive loss .................        (147)         (30)
Unearned compensation ................................          (2)          (8)
Retained earnings ....................................      34,528       35,952
Treasury stock at cost ...............................     (30,949)      (7,257)
                                                         ---------    ---------
TOTAL SHAREHOLDERS' EQUITY ...........................     204,547      227,658
                                                         ---------    ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...........   $ 243,054    $ 273,039
                                                         =========    =========

See independent accountants' review report and notes to condensed consolidated financial statements.

                             C-COR.net Corp.
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                     (in thousands, except per share data)

                                                       Thirteen Weeks Ended
                                                     ---------------------------
                                                       March 30,      March 24,
                                                          2001           2000
                                                     -----------    -----------

Net sales ........................................   $    40,134    $    63,339
Cost of sales ....................................        38,486         46,670
                                                     -----------    -----------
Gross margin .....................................         1,648         16,669
                                                     -----------    -----------
Operating expenses:
  Selling and administrative .....................         7,167          7,055
  Research and product development ...............         4,463          4,323
  Merger and restructuring costs .................        11,076          4,373
                                                     -----------    -----------
   Total operating expenses ......................        22,706         15,751
                                                     -----------    -----------
Income (loss) from operations                            (21,058)           918
Interest expense .................................           (36)           (14)
Investment income ................................         1,820          1,884
Other income, net ................................             8             73
                                                     -----------    -----------
Income (loss) before income taxes ................       (19,266)         2,861
Income tax benefit ...............................        (7,742)        (1,774)
                                                     -----------    -----------
Income (loss) from continuing operations .........       (11,524)         4,635

Discontinued operations:
Gain on disposal of discontinued
  business segment, net of tax ...................             6            780
                                                     -----------    -----------
Net income (loss) ................................   $   (11,518)   $     5,415
                                                     ===========    ===========

Net income (loss) per share - basic:

  Continuing operations ..........................   $     (0.36)   $      0.14
  Gain on disposal of discontinued
    operations ...................................          0.00           0.02
                                                     -----------    -----------
Net income (loss) ................................   $     (0.36)   $      0.16
                                                     ===========    ===========

Net income (loss) per share - diluted:

  Continuing operations ..........................   $     (0.36)   $      0.13
  Gain on disposal of discontinued
    operations ...................................          0.00           0.02
                                                     -----------    -----------
Net income (loss) ................................   $     (0.36)   $      0.15
                                                     ===========    ===========

See independent accountants' review report and notes to condensed consolidated financial statements.

                                 C-COR.net Corp.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (in thousands, except per share data)

                                                       Thirty-nine Weeks Ended
                                                     ---------------------------
                                                      March 30,       March 24,
                                                         2001           2000
                                                     -----------    -----------

Net sales ........................................   $   184,514    $   203,181
Cost of sales ....................................       143,941        149,900
                                                     -----------    -----------
Gross margin  ....................................        40,573         53,281
                                                     -----------    -----------
Operating expenses:
  Selling and administrative .....................        23,417         24,228
  Research and product development ...............        13,276         11,006
  Merger and restructuring costs .................        11,726          8,046
                                                     -----------    -----------
   Total operating expenses ......................        48,419         43,280
                                                     -----------    -----------
Income (loss) from operations                             (7,846)        10,001
Interest expense .................................           (65)          (775)
Investment income ................................         5,737          2,802
Other expense, net ...............................          (203)          (226)
                                                     -----------    -----------
Income (loss) before income taxes ................        (2,377)        11,802
Income tax expense (benefit) .....................          (951)         2,532
                                                     -----------    -----------
Income (loss) from continuing operations .........        (1,426)         9,270

Discontinued operations:
 Gain on disposal of discontinued
  business segment, net of tax ...................             2            822
                                                     -----------    -----------

Net income (loss) ................................   $    (1,424)   $    10,092
                                                     ===========    ===========

Net income (loss) per share - basic:

   Continuing operations .........................   $     (0.04)   $      0.32
   Gain on disposal of discontinued
    operations ...................................          0.00           0.03
                                                     -----------    -----------
Net income (loss) ................................   $     (0.04)   $      0.35
                                                     ===========    ===========

Net income (loss) per share - diluted:

   Continuing operations .........................   $     (0.04)   $      0.28
   Gain on disposal of discontinued
    operations ...................................          0.00           0.03
                                                     -----------    -----------
Net income (loss) ................................   $     (0.04)   $      0.31
                                                     ===========    ===========

See independent accountants' review report and notes to condensed consolidated financial statements.

                                 C-COR.net Corp.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                            (in thousands of dollars)

                                                        Thirty-nine Weeks Ended
                                                         --------------------
                                                        March 30,    March 24,
                                                          2001        2000
                                                         --------    --------
OPERATING ACTIVITIES
Net income (loss) ....................................   $ (1,424)   $ 10,092
Adjustments to reconcile net income to net cash
 and cash equivalents provided by (used in)
 operating activities:
  Depreciation and amortization ......................      7,583       7,219
  Amortization of debt discount ......................          -         381
  Amortization of unearned compensation ..............          6          10
  Gain on disposal of discontinued operations,
    net of tax........................................         (2)       (822)
  Loss on sales and write-down of long-lived assets ..      5,214         331
  Tax benefit deriving from exercise and
    sales of stock option shares .....................        207       2,775
  Changes in operating assets and liabilities:
     Interest receivable .............................        596        (846)
     Accounts and notes receivable ...................     17,570      (8,066)
     Inventories .....................................     (7,547)     (7,862)
     Other assets ....................................     (6,219)        (40)
     Accounts payable ................................     (5,996)     (1,956)
     Accrued liabilities .............................       (780)      2,814
     Deferred retirement salary plan .................         (6)         75
     Deferred income taxes ...........................     (1,404)     (3,968)
     Discontinued operations - working capital changes
       and noncash charges ...........................         93       1,146
                                                         --------    --------
NET CASH AND CASH EQUIVALENTS
  PROVIDED BY OPERATING ACTIVITIES ...................      7,891       1,283
                                                         --------    --------

INVESTING ACTIVITIES
Purchase of property, plant, and equipment ...........     (2,933)     (6,868)
Proceeds from sale (purchase) of marketable securities
 and other short term investments ....................     33,355     (51,444)
Asset purchase of ACSI ...............................          -      (3,246)
Investment in equity securities.......................          -      (3,501)
Proceeds from sale of property, plant, and equipment..         38           8
                                                         --------    --------
NET CASH AND CASH EQUIVALENTS
  PROVIDED BY (USED IN) INVESTING ACTIVITIES .........     30,460     (65,051)
                                                         --------    --------

FINANCING ACTIVITIES
Payment of debt and capital lease obligations ........       (163)     (2,786)
Payment on short-term credit facilities, net .........          -      (5,019)
Issue common stock to employee stock purchase plan ...        107          85
Proceeds from exercise of stock options ..............      1,243       4,909
Proceeds from exercise of warrants ...................        559       2,960
Proceeds from issuance of common stock, net ..........          -     133,361
Purchase of treasury stock ...........................    (23,692)          -
                                                         --------    --------
NET CASH AND CASH EQUIVALENTS
  (USED IN) PROVIDED BY FINANCING ACTIVITIES .........    (21,946)    133,510
                                                         --------    --------
INCREASE IN CASH AND CASH EQUIVALENTS ................     16,405      69,742
Cash and cash equivalents at beginning of year .......     95,379       5,805
                                                         --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ...........   $111,784    $ 75,547
                                                         ========    ========
Supplemental cash flow information:
Non-cash investing activities
  Fair value adjustment of available-for-sale
   securities ........................................   $    (88)   $     (2)

See independent accountants' review report and notes to condensed consolidated financial statements.

                                 C-COR.net Corp.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands except per share data)

1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, and in the opinion of management, contain all adjustments (consisting only of normal, recurring adjustments) necessary to fairly present the Company's financial position as of March 30, 2001, and the results of its operations for the thirteen-week and thirty-nine week periods then ended. Operating results for the thirteen-week and thirty-nine week periods are not necessarily indicative of the results that may be expected for the year ending June 29, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended June 30, 2000.

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

3. INVENTORIES

Inventories as of March 30, 2001 and June 30, 2000 consisted of the following:

                                                    March 30,        June 30,
                                                      2001             2000
                                                     -------         -------

Finished goods ..............................        $ 8,925         $ 5,288
Work-in-process .............................          6,284           6,841
Raw materials ...............................         24,098          19,631
                                                     -------         -------
   Total inventories ........................        $39,307         $31,760
                                                     =======         =======

4. ACCRUED LIABILITIES

Accrued liabilities consisted of:

                                                   March 30,          June 30,
                                                     2001              2000
                                                 -------------    -------------

Accrued incentive plan expense ..............    $       1,716    $       3,510
Accrued vacation expense ....................            1,780            1,880
Accrued salary expense ......................              908            2,678
Accrued payroll and sales tax ...............              993              972
Accrued warranty expense ....................            3,722            2,232
Accrued workers compensation
  self-insurance expense ....................            2,124            1,577
Accrued restructuring and merger-related
  costs .....................................            5,368              489
Accrued other ...............................            3,090            6,718
                                                 -------------    -------------
                                                 $      19,701    $      20,056
                                                 =============    =============

5. RESTRUCTURING COSTS

During the thirty-nine week period ended March 30, 2001, the Company recorded restructuring charges of $11,726, of which $11,076 was recorded during the thirteen week period ended March 30, 2001. The restructuring charges relate to our decisions to consolidate our manufacturing and network management operations and discontinue providing high-speed data Helpdesk services, affecting the Companys' State College and Tipton, Pennsylvania and Atlanta Georgia, facility locations. The restructuring charges represent employee termination benefits for approximately 850 employees and other costs to consolidate the operations. Other costs reflect a write-down of fixed assets and other long-lived assets that were employed in the operations, which the Company anticipate disposing of over the next few quarters, as well as cancellation costs associated with fixed contractual obligations.

Details of the restructuring charge are as follows:

                                Restructuring                      Accrual at
                                      Charges Cash Paid Non-Cash  March 30, 2001
Employee severance
 and termination benefits .........   $ 5,391   $ 1,500   $  --     $     3,891
Write-off of property,
 plant, and equipment .............     4,478      --       4,474             4
Write-off of intangibles and
  other long-lived assets .........       490      --         490          --
Contractual obligations ...........     1,073        74      --             999
Other .............................       294      --         270            24
                                      -------   -------   -------   -----------
Total .............................   $11,726   $ 1,574   $ 5,234   $     4,918
                                      =======   =======   =======   ===========

It is expected that the remaining amounts accrued as of March 30, 2001 will be paid out over the next six months.

6. COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive loss, net of tax, of the Company are as follows:

                                                   March 30,       June 30,
                                                     2001            2000
                                                 -------------  -------------

Unrealized (loss) gain on marketable securities  $         (16) $          72
Foreign currency translation loss .............           (131)          (102)
                                                 -------------  -------------
Accumulated other comprehensive loss ..........  $        (147) $         (30)
                                                 =============  =============

The components of comprehensive income (loss) of the Company for the thirteen-week and thirty-nine week periods ended March 30, 2001, and March 24, 2000, are as follows:

                                                        Thirteen Weeks Ended
                                                      --------------------------
                                                       March 30,    March 24,
                                                          2001        2000
                                                       ---------    ---------

Net income (loss) ..................................   $ (11,518)   $   5,415
Other comprehensive loss, net of tax:
    Unrealized loss on marketable securities........         (25)           -
    Foreign currency translation loss ..............           -          (20)
                                                       ---------    ---------
Other comprehensive loss ...........................         (25)         (20)
                                                       ---------    ---------
Comprehensive income (loss) ........................   $ (11,543)   $   5,395
                                                       =========    =========

                                                       Thirty-nine Weeks Ended
                                                     ---------------------------
                                                       March 30,    March 24,
                                                          2000        1999
                                                       ---------    ---------

Net income (loss) ..................................   $  (1,424)   $  10,092
Other comprehensive loss, net of tax:
    Unrealized loss on marketable securities .......         (88)          (2)
    Foreign currency translation loss ..............         (29)         (29)
                                                       ---------    ---------
Other comprehensive loss ...........................        (117)         (31)
                                                       ---------    ---------
Comprehensive income (loss) ........................   $  (1,541)   $  10,061
                                                       =========    =========

7. NET INCOME (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding. Dilutive net income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding plus the dilutive effect of options and warrants. The dilutive effect of options and warrants is calculated under the treasury stock method using the average market price for the period. Net income (loss) per share is calculated as follows:

                                                     Thirteen Weeks Ended
                                                  -----------------------------
                                                   March 30,         March 24,
                                                      2001              2000
                                                  ------------     ------------

Income (loss) from continuing operations .....    $    (11,524)    $      4,635
Gain from discontinued operations ............               6              780
                                                  ------------     ------------
Net income (loss) ............................    $    (11,518)    $      5,415
                                                  ============     ============

Weighted average common shares outstanding ...          32,314           33,315
Common share equivalents .....................               -            3,750
                                                  ------------     ------------
Weighted average common shares and common
  share equivalents ..........................          32,314           37,065
                                                  ============     ============

Net income (loss) per share - basic:
  Continuing operations ......................    $      (0.36)    $       0.14
  Discontinued operations ....................            0.00             0.02
                                                  ------------     ------------
Net income (loss) per share ..................    $      (0.36)    $       0.16
                                                  ============     ============
Net income (loss) per share - diluted:
  Continuing operations ......................    $      (0.36)    $       0.13
  Discontinued operations ....................            0.00             0.02
                                                  ------------     ------------
Net income (loss) per share ..................    $      (0.36)    $       0.15
                                                  ============     ============

                                                    Thirty-nine Weeks Ended
                                                  -----------------------------
                                                    March 30,        March 24,
                                                       2001            2000
                                                  ------------     ------------

Income (loss) from continuing operations .....    $     (1,426)    $      9,270
Gain from discontinued operations ............               2              822
                                                  ------------     ------------
Net income (loss).............................    $     (1,424)    $     10,092
                                                  ============     ============

Weighted average common shares outstanding ...          33,103           28,624
Common share equivalents .....................               -            4,200
                                                  ------------     ------------
Total ........................................          33,103           32,824
                                                  ============     ============

Net income (loss) per share - basic:
  Continuing operations ......................    $      (0.04)    $       0.32
  Discontinued operations ....................            0.00             0.03
                                                  ------------     ------------
Net income (loss) per share ..................    $      (0.04)    $       0.35
                                                  ============     ============

Net income (loss) per share - diluted:
  Continuing operations ......................    $      (0.04)    $       0.28
  Discontinued operations ....................            0.00             0.03
                                                  ------------     ------------
Net income (loss) per share ..................    $      (0.04)    $       0.31
                                                  ============     ============

8. SEGMENT INFORMATION

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

Information about industry segments for the thirteen-week and the thirty-nine week periods ended March 30, 2001, and March 24, 2000, are as follows:

                                                Continuing Operations
                                              ----------------------------
                                               Telecom-   Broadband
                                              munications Management
                                              Equipment   Services     Total
                                             ---------------------------------

13 week period ended March 30, 2001

Total revenue ..............................   $ 32,318   $  7,816    $ 40,134
Operating loss (A) .........................     (7,400)    (2,582)     (9,982)
Investment income ..........................                             1,820
Interest expense ...........................                                36
Income tax benefit(A) ......................                            (3,312)
Cash equivalents and marketable securities .                           102,774
Identifiable assets at March 30, 2001 (B)       122,245     17,747     139,992
Capital expenditures .......................      1,002        185       1,187
Depreciation and amortization ..............      2,169        602       2,771

13 week period ended March 24, 2000

Total revenue ..............................   $ 53,998   $  9,341    $ 63,339
Operating income (loss) (A) ................      8,024     (2,733)      5,291
Investment income ..........................                             1,884
Interest expense ...........................                                14
Income tax benefit(A).......................                            (1,310)
Cash equivalents and marketable securities .                           118,020
Identifiable assets at March 24, 2000 (B)       120,664     18,633     139,297
Capital expenditures .......................      1,060        627       1,687
Depreciation and amortization ..............      1,818        548       2,366

39 week period ended March 30, 2001

Total revenue ..............................   $151,461   $ 33,053    $184,514
Operating income (loss) (A).................      6,087     (2,207)      3,880
Investment income ..........................                             5,737
Interest expense ...........................                                65
Income tax expense(A) ......................                             3,739
Cash equivalents and marketable securities .                           102,774
Identifiable assets at March 30, 2001 (B)       122,245     17,747     139,992
Capital expenditures .......................      2,204        729       2,933
Depreciation and amortization ..............      5,702      1,881       7,583

39 week period ended March 24, 2000

Total revenue ..............................   $175,983   $ 27,198    $203,181
Operating income (loss)(A) .................     21,277     (3,230)     18,047
Investment income ..........................                             2,802
Interest expense ...........................                               775
Income tax expense (A) .....................                             3,556
Cash equivalents and marketable securities .                           118,020
Identifiable assets at March 24, 2000 (B)       120,664     18,633     139,297
Capital expenditures .......................      5,070      1,798       6,868
Depreciation and amortization ..............      5,970      1,249       7,219

(A) Operating income (loss) and income tax expense (benefit) exclude the impact of non-recurring merger-related and restructuring costs.

(B) Identifiable assets at March 30, 2001 and March 24, 2000 exclude cash equivalents and marketable securities related to the Company's follow-on public offering.

The Company and subsidiaries operate in various geographic areas as indicated by the following:

                                                    U.S       Europe   Elimination    Total
                                               --------------------------------------------
13 week period ended March 30, 2001
Sales to unaffiliated customers:
Domestic ....................................  $  37,082   $     805     $  --    $  37,887
Export ......................................      2,247        --          --        2,247
Transfers between geographic areas ..........        400        --          (400)         0
Total revenue ...............................     39,729         805        (400)    40,134
Operating income (loss)(A) ..................     (9,930)        (52)       --       (9,982)
Investment income ...........................                                         1,820
Interest expense ............................                                            36
Income tax benefit (A) ......................                                        (3,312)
Identifiable assets at March 30, 2001 .......    239,927       3,127        --      243,054
Capital expenditures ........................      1,187          --        --        1,187
Depreciation and amortization ...............      2,771          --        --        2,771

13 week period ended March 24, 2000
Sales to unaffiliated customers:
Domestic ....................................  $  56,579   $     320     $  --    $  56,899
Export ......................................      6,440        --          --        6,440
Transfers between geographic areas ..........        104        --          (104)         0
Total revenue ...............................     63,123         320        (104)    63,339
Operating income (A) ........................      4,542         749        --        5,291
Investment income ...........................                                         1,884
Interest expense ............................                                            14
Income tax benefit (A) ......................                                        (1,310)
Identifiable assets at March 24, 2000 .......    256,605         821        --      257,426
Capital expenditures ........................      1,687        --          --        1,687
Depreciation and amortization ...............      2,361           5        --        2,366

39 week period ended March 30, 2001
Sales to unaffiliated customers:
Domestic ....................................  $ 161,228   $   3,220     $  --    $ 164,448
Export ......................................     20,066        --          --       20,066
Transfers between geographic areas ..........        615        --          (615)         0
Total revenue ...............................    181,909       3,220        (615)   184,514
Operating income (A) ........................      3,870          10        --        3,880
Investment income ...........................                                         5,737
Interest expense ............................                                            65
Income tax expense (A) ......................                                         3,739
Identifiable assets at March 30, 2001 .......    239,927       3,127        --      243,054
Capital expenditures ........................      2,933          --        --        2,933
Depreciation and amortization ...............      7,555          28        --        7,583

39 week period ended March 24, 2000
Sales to unaffiliated customers:
Domestic ....................................  $ 181,682   $     497     $  --    $ 182,179
Export ......................................     21,002        --          --       21,002
Transfers between geographic areas ..........        136        --          (136)         0
Total revenue ...............................    202,820         497        (136)   203,181
Operating income (A) ........................     17,968          79        --       18,047
Investment income ...........................                                         2,802
Interest expense ............................                                           775
Income tax expense (A).......................                                         3,556
Identifiable assets at March 24, 2000 .......    256,605         821        --      257,426
Capital expenditures ........................      6,867           1        --        6,868
Depreciation and amortization ...............      7,204          15        --        7,219

(A) Operating income (loss) and income tax expense (benefit) exclude the impact of non-recurring merger-related and restructuring costs.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion addresses the financial condition of C-COR.net Corp. (the Company, or we) as of March 30, 2001, and the results of operations for the thirteen-week and thirty-nine week periods ended March 30, 2001, compared with the same periods of the prior fiscal year. This discussion should be read in conjunction with the Management's Discussion and Analysis section for the fiscal year ended June 30, 2000, included in the Company's Annual Report on Form 10-K.

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

Results of Operations

Net sales for the thirteen-week period ended March 30, 2001 were $40.1 million, a decrease of 37% from the prior year's sales of $63.3 million for the same period. Net sales for the thirty-nine week period ended March 30, 2001 were $184.5 million, a decrease of 9% from the prior year's sales of $203.2 million for the same period.

Telecommunications Equipment segment sales decreased by 40% to $32.3 million during the thirteen-week period, compared to $54.0 million for the same period of the prior year. Telecommunications Equipment segment sales decreased by 14% to $151.5 million during the thirty-nine-week period, compared to $176.0 million for the same period of the prior year. We believe the decreases for the quarter and year-to-date periods reflect the sharp slowdown of capital spending in the telecommunications industry that began in the latter part of calendar year 2000. We believe factors affecting the slowdown in capital spending include high customer on-hand inventory levels, delays in construction schedules for hybrid fiber coax (HFC) network system build-outs, continued customer consolidation, and access to financing. We expect network system upgrade activity for current build-outs to continue, but spending for HFC network products to be delayed, as customers review their capital spending and upgrade plans. As a result, we anticipate a lower demand for telecommunications products in the near-term.

Broadband Management Services (BMS) segment sales decreased by 16% to $7.8 million during the thirteen-week period, compared to $9.3 million for the same period of the prior year. BMS segment sales increased by 22% to $33.1 million during the thirty-nine-week period, compared to $27.2 million for the same period of the prior year. BMS segment revenues were also negatively impacted during the quarter due to a slowdown in upgrade activities by several customers for technical customer services. The increase in BMS sales for the thirty-nine week period ended was due to an increase in technical services related to network upgrades, principally as a result of strong demand in the first half of the fiscal year before industry upgrade activity slowed. Domestic sales as a percentage of total consolidated sales were 92% and 87% for the thirteen-week and thirty-nine-week periods ended March 30, 2001, respectively. This compares to 89% for both periods of the prior year. Sales to domestic customers declined year over year 34% and 11% during the thirteen-week and thirty-nine week periods, respectively, primary due to a declines in Telecommunications Equipment segment sales for the periods.

International sales as a percentage of total consolidated sales were 8% and 13% for the thirteen-week and thirty-nine-week periods ended March 30, 2001, respectively. This compares to 11% for both periods of the prior year. For the quarter, sales to international customers decreased 55%, due to reduced spending in Canada and Asia, but for the thirty-nine week period they increased 8%, principally due to sales of telecommunications equipment. This growth reflected sales to a major customer in Canada and increased demand from customers in the EuroPacific region in the first half of the fiscal year. We expect the demand for our products in international markets will continue to be highly variable. The international markets represent distinct markets in which capital spending decisions for HFC network distribution equipment can be impacted by a variety of factors, including access to financing and general economic conditions.

Gross margins were 4.1% and 22.0% for the thirteen-week and thirty-nine-week periods ended March 30, 2001, respectively. This compares to 26.3% and 26.2% for the same respective periods of the prior year. For the Telecommunications Equipment segment, gross margins were 1.9% and 21.5% for the thirteen-week and thirty-nine-week periods ended March 30, 2001, respectively. This compares to 29.2% and 28.1% for the same respective periods of the prior year. The decrease in gross margins for the periods derived primarily from under-absorbed manufacturing overhead resulting from lower production volumes, and increases to operating reserves for inventory obsolescence and warranty costs. We took steps during the quarter to mitigate the impact of volume reductions by announcing plans to consolidate over the next six months our manufacturing operations in State College and Tipton, Pennsylvania to our Tijuana, Mexico facility. We anticipate reduced gross margins in future quarters as the Company completes this consolidation. In addition, we incurred expenses of $3.2 million during the quarter to address technological obsolescence and slow moving inventories, as well as $1.3 million for higher warranty costs for equipment upgrades and replacements during the period. For the BMS segment, gross margins were 13.2% and 24.2% for the thirteen-week and thirty-nine-week periods ended March 30, 2001, respectively. This compares to 9.9% and 13.9% for the same respective periods of the prior year. The increases in gross margin for the quarter and year-to-date period were due primarily to service mix and volume changes.

Selling and administrative expenses were $7.2 million (17.9% of net sales) for the thirteen-week period ended March 30, 2001, compared to $7.1 million (11.1% of net sales) for the same period of the prior year. Selling and administrative expenses were $23.4 million (12.7% of net sales) for the thirty-nine-week period ended March 30, 2001, compared to $24.2 million (11.9% of net sales) for the same period of the prior year. Our selling and administrative expense in absolute dollars did not vary much for the quarter, and declined slightly for the period year-to-date, but did increase as a percentage of sales due to the lower revenue volume for the periods. We have taken steps to reduce selling and administrative expenses, including personnel and other operating costs, to obtain a more favorable cost structure. We do anticipate increased selling and administrative expense in future periods, related to the acquisition of MobileForce Technologies Inc. (MobileForce), although selling and administrative expenses are expected to vary as a percentage of net sales. See Note 5.

Research and product development expenses were $4.5 million (11.1% of net sales) for the thirteen-week period ended March 30, 2001, compared to $4.3 million (6.8% of net sales) for the same period of the prior year. Research and product development expenses were $13.3 million (7.2% of net sales) for the thirty-nine-week period ended March 30, 2001, compared to $11.0 million (5.4% of net sales) for the same period of the prior year. Research and product development expenditures in absolute dollars did not vary much for the quarter, but did increase for the period year-to-date. The increase year-to-date derives from higher personnel costs and additional expenses primarily for development of fiber optic transmission products and the continued development of network management products and capabilities. We anticipate continuing increases in research and product development expenses in future periods, related to ongoing initiatives in the development of fiber optic products and network management products and capabilities, as well as the acquisition of MobileForce, although research and product development expenses are expected to vary as a percentage of net sales.

The following discussion of operating income (loss) by segment for the thirteen-week and thirty-nine-week periods compared to the same periods of the prior year, exclude non-recurring merger related and restructuring costs. Operating loss for the Telecommunications Equipment segment for the thirteen-week period ended March 30, 2001, was $7.4 million, compared to operating income of $8.0 million for the same period of the prior year. Operating income for the Telecommunications Equipment segment for the thirty-nine-week period ended March 30, 2001, was $6.1 million, compared to $21.3 million for the same period of the prior year. Lower revenues and gross margins for the quarter and year-to-date period from reduced demand for telecommunications products negatively impacted operating results compared to the prior year. Operating loss for the BMS segment for the thirteen-week period ended March 30, 2001, was $2.6 million, compared to $2.7 million for the same period of the prior year. On a year to date basis, for the thirty-nine-week period ended March 30, 2001, operating loss for the BMS segment was $2.2 million, compared to $3.2 million for the same period of the prior year. Operating results of our BMS segment were also negatively impacted during the quarter due to lower revenue and gross margins, and although revenues have increased for the period year-to-date, operating results continue to reflect investments and development costs associated with our network management products.

Interest expense was $36,000 for the thirteen-week period ended March 30, 2000, compared to $14,000 for the same period of the prior year. Interest expense was $65,000 for the thirty-nine-week period ended March 30, 2001, compared to $775,000 for the same period of the prior year. On a year-to-date basis, the decrease in interest expense resulted from reductions of long-term debt and borrowings on various short-term credit facilities, and a decrease in the amortization related to the fair market value of warrants issued in fiscal year 1999 in connection with certain debt financing arrangements by Silicon Valley Communications, Inc. (SVCI).

Investment income was $1.8 million for the thirteen-week period ended March 30, 2001, compared to $1.9 million for the same period of the prior year. Investment income for the thirty-nine-week period ended March 30, 2001 was $5.7 million, compared to $2.8 million for the same period of the prior year. The increase in investment income for the period year-to-date resulted from short-term investments of the net proceeds received in our follow-on public offering completed on November 12, 1999.

Our overall effective income tax benefit rate was 40% for the both the thirteen-week and thirty-nine-week periods ended March 30, 2001. This compared to an overall effective income tax expense (benefit) rate of (62%) and 21% for the same periods of the prior year, respectively. The tax benefit for the quarter period of the prior year resulted primarily from adjustment to the valuation allowance for deferred tax assets related to certain benefits from the acquisitions of Convergence.com Corporation (Convergence) and SVCI. For the prior year-to-date period, the effective income tax rate was also impacted by permanent differences for non-deductible business combination costs associated with the acquisitions of Convergence, SVCI, and Worldbridge Broadband Services, Inc. (Worldbridge).

Merger and Restructuring Costs

During the thirteen-week period ended March 30, 2001, we recorded a total restructuring charge of $11.1 million, related to our decision to consolidate our manufacturing and network management operations, affecting our State College and Tipton, Pennsylvania and Atlanta Georgia, facility locations. The decision was based upon reduced near-term demand for our telecommunications products and anticipated continuing shifts of product mix in response to evolving network architectures. The non-recurring charge represents employee severance and termination benefits for approximately 850 employees and other costs to consolidate the operations. Other costs reflect a write-down of fixed assets that were employed in the operations, which we anticipate disposing of over the next few quarters, as well as cancellation costs associated with fixed contractual obligations. For the thirty-nine week period, total non-recurring merger and restructuring related costs of $11.7 million reflect the above actions, as well as our decision in the previous quarter to discontinue providing high-speed data Helpdesk services. Merger and restructuring costs of $8.0 million incurred in the prior year related to the acquisitions of Convergence, SVCI and Worldbridge.

Liquidity and Capital Resources

In November 1999, we completed a follow-on public offering of our common stock, resulting in net proceeds (after deducting issuance costs) of $133.3 million. As of March 30, 2001, cash and cash equivalents and marketable securities totaled $120.6 million, down from $137.5 million at June 30, 2000.

Net cash and cash equivalents provided by operating activities were $7.9 million for the thirty-nine-week period ended March 30, 2001, compared to $1.3 million for the same period of the prior year. The increase in net cash and cash equivalents provided by operating activities was primarily due to reductions in accounts receivable, and were partially offset by increases in inventories and other assets, and reductions of accounts payables and accrued liabilities.

Net cash and cash equivalents provided by investing activities were $30.5 million for the thirty-nine-week period ended March 30, 2001, compared to net cash and cash equivalents used in investing activities of $65.1 million for the same period of the prior year. The increase in cash and cash equivalents provided by investing activities was primarily due to proceeds from the sales of marketable securities and other short-term investments. Other investing activities included our purchases of property, plant and equipment for $2.9 million, as compared to $6.9 million for the same period of the prior year.

Net cash and cash equivalents used in financing activities were $21.9 million for the thirty-nine-week period ended March 30, 2001, resulting primarily from the purchase of treasury stock during the period. On September 25, 2000, we announced a stock repurchase program, effective September 22, 2000. The program allowed the Company to repurchase up to 2,000,000 shares of C-COR.net common stock. On April 6, 2001, we raised the ceiling of this stock repurchase program to allow the buy back of an additional 2,000,000 shares, bringing the total to 4,000,000 shares authorized under this program. The shares may be purchased from time to time in the open market through block or privately negotiated transactions, or otherwise. The Company intends to use its currently available capital resources to fund the purchases. The repurchased stock is being held by the Company as treasury stock to be used to meet the Company's obligations under its present and future stock option plans and for other corporate purposes. As of March 30, 2001, 1,895,090 shares have been repurchased under this stock repurchase program. Our other financing activities consisted primarily of payments on short-term and long-term debt and proceeds from the exercise of employee stock options and warrants. This compared to net cash and cash equivalents provided by financing activities of $133.5 million for the same period of the prior year. The increase in net cash and cash equivalents provided by financing activities for the prior year period resulted from the net proceeds from our follow-on public offering of our common stock, completed in November 1999.

We have a credit agreement with three banks under which we may borrow up to $70.0 million. Under the credit agreement, $20.0 million is available as a revolving line-of-credit, subject to an aggregate sub-limit of $2.0 million for issuance of letters of credit, which is committed through November 29, 2001. The credit agreement also permits us to borrow up to $50.0 million, for strategic acquisitions and/or investments, which is also committed through November 29, 2001. Credit pricing on these facilities is a function of our total funded indebtedness to earnings before interest, taxes, depreciation and amortization (EBITDA) ratio. Borrowings under the credit agreement bear interest at various rates, at our option, and are limited to two and one quarter times EBITDA. Borrowings on these facilities are unsecured, subject to a negative pledge on all business assets, and we are required to maintain certain financial ratios and comply with indebtedness tests. As of March 30, 2001, we had no borrowings outstanding under the credit agreement and based upon our EBITDA, as measured on a rolling four-quarter basis, approximately $36.0 million of the facility was available. Based upon the current slowdown in business, we anticipate a reduced borrowing capacity under the current credit agreement. We are in the process of renegotiating certain terms of the credit agreement to accommodate operating losses that the Company is currently experiencing. We anticipate that we will be successful in negotiating satisfactory terms, or alternatively, in securing a replacement facility.

Management believes that operating cash flow, proceeds received from the follow-on public offering, as well as the expected borrowing capacity under our credit agreement, will be adequate to provide for all cash requirements for the foreseeable future, subject to requirements that strategic developments might dictate.

Subsequent Events:

On April 27, 2001, we completed a merger with MobileForce of Pleasanton, California, a Delaware corporation. MobileForce develops and markets workforce management applications and wireless mobile computing solutions for the broadband industry and other large field service industries. We acquired MobileForce for approximately $5.0 million in cash and the assumption of approximately $15.0 million of MobileForce debt in exchange for all of the outstanding stock of MobileForce. Outstanding stock options to acquire MobileForce common stock were converted into fully vested stock options to acquire an aggregate 500,000 shares of the Company's common stock, having a fair value of approximately $3.4 million. The acquisition agreement provides for additional cash consideration to be paid to the MobileForce stockholders, in an amount not to exceed $13.5 million, if MobileForce secures certain sales order contracts prior to April 30, 2002 and/or achieves certain revenue levels during the period of May 1, 2001 through April 30, 2002. The merger is being accounted for as a purchase, and for federal income tax purposes as a qualified stock purchase. Any excess of the purchase price and related costs over the fair value assigned to the net assets of the business will be recorded as goodwill and amortized on a straight-line basis over its estimated useful life. The results of operations of MobileForce will be included in the consolidated financial statements of the Company from the date of acquisition. The nature and amount of consideration paid in connection with the merger was determined based on arms-length negotiations between the Company and MobileForce. We used our available working capital to fund the acquisition. Assets acquired by the Company consist primarily of deferred tax assets and intellectual property and equipment, which are used by MobileForce in the development and sale of mobile workforce management solutions. We will continue to use such assets in the same manner and MobileForce will be integrated into our Broadband Management Services segment.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

          (Not Applicable)

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Shareholders

          (Not Applicable)

Item 5.  Other Information

Certain former securityholders and employees of a company which C-COR.net Corp. acquired have filed claims against C-COR.net Corp. alleging violations of state securities laws and certain other state law claims under a stock option plan. C-COR.net Corp. believes it has defenses to these claims and is contesting them vigorously.

Item 6.   Exhibits and Reports on Form 8-K

The following exhibits are included herein:

2.1 Agreement and Plan of Merger dated as of March 29, 2001, between the Registrant, Broadband Management Solutions, LLC and MobileForce Technologies, Inc. (incorporated by reference to Registrant's Form 8-K filed May 11, 2001.

Reports on Form 8-K

On March 29, 2001, the Registrant filed a Form 8-K dated March 29, 2001, which included a press release reporting it had entered into a definitive merger agreement with MobileForce Technologies, Inc. ("MobileForce"), contingent upon certain closing conditions set forth in the merger agreement.

On May 11, 2001, the Registrant filed a Form 8-K dated April 27, 2001, which disclosed the terms of the Registrants' acquisition of MobileForce Technologies, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               C-COR.net Corp.
                                                (Registrant)

Date: May 14, 2001                             /s/ William T. Hanelly
                                              ---------------------------------
                                               Vice President-Finance,
                                               Secretary & Treasurer
                                               (Principal Financial Officer)

Date: May 14, 2001                             /s/ Joseph E. Zavacky
                                              ---------------------------------
                                               Controller & Assistant
                                               Secretary
                                               (Principal Accounting Officer)