Form 10-K
period 2001-06-29
C COR NET CORP
filed 2001-09-14
CIK 350621

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

  For the Fiscal Year Ended June 29, 2001

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

                               ----------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

As of August 31, 2001, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $272,468,127.

As of August 31, 2001, the Registrant had 32,538,980 shares of Common Stock outstanding.

                      Documents Incorporated by Reference:

             1)Proxy Statement dated September 14, 2001 (Part III)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

Item 1. Business

Some of the information presented in this report contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, among others, statements regarding the ability of C-COR.net Corp. (C-COR, the Company, or we) to provide complete network solutions, the demand for network integrity, the trend toward more fiber in the network, the Company's ability to develop new and enhanced products, global demand for the Company's products and services and statements relating to the Company's business strategy. Forward-looking statements represent the Company's judgment regarding future events. Although the Company believes it has a reasonable basis for these forward-looking statements, the Company cannot guarantee their accuracy and actual results may differ materially from those the Company anticipated due to a number of uncertainties, many of which we are not aware. Factors which could cause actual results to differ from expectations include, among others, capital spending patterns of the communications industry, the Company's ability to develop new and enhanced products, continued industry consolidation, the development of competing technology, the Company's ability to successfully implement three new business divisions, to integrate acquisitions and to achieve its strategic objectives. For additional information concerning these and other important factors that may cause the Company's actual results to differ materially from expectations and underlying assumptions, please refer to the reports filed by the Company with the Securities and Exchange Commission.

Introduction

C-COR, headquartered in State College, Pennsylvania, provides technology and services to the global market for the full network life cycle of two-way HFC (hybrid fiber coax) broadband networks. Our core strategy is to leverage our 48-year reputation for quality and service, our strong customer relationships and our extensive installed base of transmission equipment to provide a broad line of flexible, reliable and cost-effective network products and service solutions. To meet the strategic objective of delivering both a comprehensive line of telecommunications equipment and broadband management services that our customers require across the HFC network, we have made eight acquisitions since 1999, two of which were completed in the first quarter of our fiscal year 2002.

On April 27, 2001, we acquired MobileForce Technologies, Inc. (MobileForce). This acquisition has enabled us to expand our suite of broadband management services to include workforce management and wireless mobile computing solutions for the cable and other large field service industries.

On July 3, 2001, we acquired Aerotec Communications, Inc. (Aerotec). This acquisition has enabled us to strengthen our position as a nationwide provider of comprehensive technical services by expanding our presence in the Western United States and enhancing our network construction capabilities.

On August 4, 2001, we acquired certain assets and liabilities of the Broadband Communications Division of ADC Telecommunications, Inc. (ADC). This acquisition has expanded our product capabilities, particularly in digital video transport; our customer and geographic reach, especially overseas; our installed equipment base and our employee resources.

Following the acquisition from ADC in August 2001, we realigned our business into three divisions to reflect our growing market position in delivering a broad complement of advanced network products and services to the broadband market. Each of these divisions focuses on a market segment that is key to network integrity.

The Broadband Communications Division, headquartered in Meriden, Connecticut, with supporting facilities in the U.S., Mexico, Austria and Argentina, is responsible for development, management, production, support and sale of our advanced fiber optic, digital video transport and RF (radio frequency) equipment.

The Broadband Management Solutions Division, headquartered in Pleasanton, California, with an engineering facility in State College, Pennsylvania, is responsible for development, integration, management, implementation, support and sale of our solutions to operate and manage reliable, high-quality multi-service networks. The division's flagship products include COR-Convergence(TM), an integrated service management platform that takes the best in standards-based network management technology and integrates it with customer care and billing data sources to provide a real-time view of network, customer and service status, and Nvision(TM), a suite of field service management tools that combines browser-based business applications with real-time connectivity to the mobile workforce through wireless data connections and mobile computing devices.

The Technical Services Division, headquartered in Lakewood, Colorado, with satellite offices in the Northeast, Midwest, Southeast and Western regions of the U.S., provides outsourced technical field services, including broadband network engineering and design, construction, activation, optimization, certification, maintenance and operations.

Our principal customers are the largest cable operators in the United States, such as Adelphia Communications, Cox Communications, AOL Time Warner, Charter Communications, AT&T Broadband and Comcast; many smaller domestic cable operators and several international cable operators. These customers primarily operate HFC networks for delivering video, voice and data services to homes and businesses. With the acquisition of cable assets from ADC, our customer base has expanded in the U.S. and abroad, not only among cable operators, but also among telephone companies and broadcasters who purchase digital video transport equipment such as the DV6000 series that we acquired.

Industry Overview

HFC networks consist of a headend where information is received from a satellite, Internet gateway or telephony network, a transmission infrastructure that distributes the signal throughout the network, and connections from the transmission network to the subscribers. Historically, these systems offered one-way only video service. Over the last several years, the cable industry, like other segments of the communications industry, has been undergoing substantial change as a result of:

  . deregulation that allows competition among communications companies, including both wireline and wireless telephone companies as well as cable operators, for communications services;

  . demand by consumers for two-way, high-speed broadband communications to accommodate Internet, telephony and other new information services; and

  . the need to customize services for specific customers, thereby requiring flexible and easy-to-configure networks.

For the cable television industry, these factors are resulting in:

  . upgrades to existing cable networks to provide two-way, interactive broadband services that will allow cable operators to compete against other broadband communications technologies, including digital subscriber line (DSL), local multichannel distribution service (LMDS) and direct broadcast satellite (DBS);

  . greater utilization of fiber optic technology, such as dense wave division multiplexing (DWDM), in the cable network;

  . consolidation among cable operators driven by the increased capital requirements to implement system upgrades;

  . investments in cable operations by non-cable operators in an effort to compete for both new and existing services and to provide a full range of communication services;

  . increased demand for more flexible and reliable cable networks to support the new services being offered;

  . demand for more sophisticated network management products to address quality of service requirements and to support access by multiple information service providers; and

  . demand for more sophisticated technical field services to support the increased complexity of broadband networks.

In addition to changes relating to regulation, technology and market demand, the broadband communications industry has also been significantly impacted by the general economic downturn of 2001. During this period, cable operators have reduced spending, resulting in a decrease in demand for products and services offered by us and other broadband market providers. We responded to this economic environment by implementing a reduction in force and consolidation of facilities beginning in January 2001.

Strategy Overview

Our strategic goal is to balance our business base across three distinct market segments: advanced telecommunications products, operations management solutions and technical field services. We are seeking to implement this strategy through both internal development of new products and services as well as acquisitions. Specific aspects of our strategy include:

Providing a Comprehensive HFC Network Product Line. We offer a full range of RF and fiber optic transmission products to transmit signals in both directions over HFC networks from "the headend to the curb." As part of our purchase of certain cable assets from ADC, we acquired the DV6000 line of high-quality, uncompressed digital video products with a primary customer base among telephone and broadcast companies.

In addition, over the past year we have incorporated new technologies within our product lines, including TL (Transfer Linearization) Technology(TM), our proprietary circuit technique that enhances product performance using standard silicon-based technology, and two unique digital return solutions for home and business applications.

Leveraging an Extensive Installed Base of Equipment for Upgrade and Rebuild Sales. We are leveraging our large installed base of transmission equipment in our customers' networks through upgrades, rebuilds and node size reductions. We provide a cost-effective path for our customers to upgrade existing components of installed products rather than purchasing all new equipment.

Providing Broadband Management Services to Enhance Network Integrity. The requirement for HFC network integrity and reliability has become much greater as network traffic and complexity have grown and as networks have become increasingly used by multiple service providers. Current approaches to managing HFC networks, however, focus on monitoring limited, individual elements of the network, such as cable modems or power supplies. In contrast, our COR-Convergence system is a network, rather than element, management platform that provides a comprehensive, real-time view of customer, service and network status from set-top box and/or modem to the headend. With the acquisition of MobileForce, we have expanded our broadband management services to the cable operators' mobile workforce with wireless and handheld automation solutions particularly for routing and dispatching functions.

Delivering Total Network Solutions to Meet the Emerging Broadband Needs of HFC Network Operators. We are able to offer a broad network solution to HFC network operators by delivering both a comprehensive line of equipment and the network services that they require across the HFC network. We design the network to enhance reliability, deliver the infrastructure equipment and management software, furnish installation and activation services, and provide ongoing network management and support services.

Increasing International Sales. We are currently supplying products and services to a number of international customers, including cable operators in Canada, Europe and Asia. In addition, our recent acquisition of certain cable assets of ADC has expanded our customer base, particularly in Europe and Latin America. With our broad product and services offerings, we are supplying comprehensive network solutions to network operators in various international markets who generally prefer to purchase products and services from suppliers offering a more complete product line.

Products and Services

We provide telecommunications equipment and broadband management services to support primarily cable operators as they plan, design, build and maintain complex broadband communications networks. As of August 2001, these two major market areas of equipment and services were formally realigned into three business divisions.

The Broadband Communications Division provides our advanced fiber optic, digital video transport and RF telecommunications equipment.

The Broadband Management Solutions Division provides our array of solutions to operate and manage reliable, high-quality, multi-service networks.

The Technical Services Division provides technical field services, covering broadband network engineering and design, construction, installation, optimization, certification, maintenance and operations.

See Note T to the consolidated financial statements for financial information relating to each of the segments for fiscal years 2001, 2000 and 1999.

Telecommunications Equipment

An HFC network connects a central information source, typically referred to as the headend, to individual residential users through a physical plant of fiber optic and coaxial cables and a variety of electrical and fiber optic devices that transmit, receive, modulate and amplify the signals as they move through the network. A typical HFC network consists of three major segments: the headend and hubs, nodes and the RF plant. We offer a comprehensive range of products for each of these segments.

lumaCOR(TM) Line of Headend and Hub Products

The headend receives information from a satellite transmission, Internet gateway, telephony network or other source and converts this information to laser modulated optical signals for transmission across the network. Larger networks feature both primary headends and a series of secondary headends or hubs. We offer a broad range of headend and hub equipment under our lumaCOR family of products that feature advanced technology, such as DWDM allowing multiple signal wavelengths to be transmitted on one fiber across the network. This increases the volume of information that can be conveyed over the network. It also allows network operators flexibility in tailoring content for individual subscribers by dedicating certain wavelengths to that content, such as video-on-demand. In addition, our lumaCOR products support node-to-headend digital return technology that enhances the return path capacity of a network for multiple two-way service applications used by homes and businesses.

naviCOR(TM) Line of Nodes

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

FlexNet(R) Line of RF Plant Equipment

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

I-Flex(R) Line of Node and RF Plant Equipment

The I-Flex line is an 862 MHz global product family for fiber intensive architectures that require cabinet and pedestal mount housings. It includes nodes, bridgers and line extenders that have been developed, designed and produced to meet the distinct specifications of the international market.

The following table summarizes our major products and their primary functions and features:


     Network
     Segment                Products                     Functions and Features
-----------------------------------------------------------------------------------------
  lumaCOR         Universal Chassis            .  Houses components of the headend
                                                  equipment.
  Headend and                                  .  Features modular one and three RU
                                                  design.
  Hubs                                         .  Compact design maximizes limited
                                                  headend rack space.
              ---------------------------------------------------------------------------
                  Optical Forward              .  Converts RF signals to laser modulated
                  Path Transmitters               optical signals.
                                               .  Includes both 1310 nm and 1550 nm
                                                  wavelength versions.
                                               .  Used for standard and DWDM
                                                  applications.
              ---------------------------------------------------------------------------
                  Optical Return               .  Conveys digital and video return path
                                                  signals.
                  Path Transmitters            .  Used for data monitoring and other
                                                  interactive applications.
                                               .  Includes both 1310 nm and 1550 nm
                                                  wavelength versions.
                                               .  Used for standard and DWDM
                                                  applications.
              ---------------------------------------------------------------------------
                  Erbium Doped Fiber           .  Amplifies optical signals.
                  Amplifiers (EDFAs)           .  Used for both analog and digital
                                                  applications.
                                               .  Superior noise figure and gain flatness
                                                  response over a wide range of optical
                                                  wavelengths and optical input power.
              ---------------------------------------------------------------------------
                  Optical Forward              .  Converts optical signals to RF signals.
                  Path Receivers               .  Provides high gain output and
                                                  redundancy capabilities to maximize
                                                  network performance and reliability.
                                               .  Supports both 1310 nm and 1550 nm
                                                  wavelengths.
              ---------------------------------------------------------------------------
                  Optical Dual Return          .  Receives digital and video return path
                                                  signals.
                  Path Receivers               .  Supports both 1310 nm and 1550 nm
                                                  wavelengths.
                                               .  Has two return path receivers for a
                                                  maximum density of 20 receivers in one
                                                  chassis.

     Network
     Segment                Products                     Functions and Features
-----------------------------------------------------------------------------------------
                  Passive Equipment            .  Coarse Wavelength Division Multiplexer
                                                  (CWDM) allows more than one optical
                                                  signal (up to two frequencies), each
                                                  having different wavelengths, to be
                                                  transferred simultaneously over one
                                                  fiber; thereby increasing bandwidth
                                                  while decreasing the amount of fiber
                                                  needed.
                                               .  Optical Coupler is a compact, low-loss
                                                  fused component that is bi-directional
                                                  and provides a means of splitting or
                                                  combining optical signals.
                                               .  DWDM Optical Multiplexer/Demultiplexer
                                                  combines many wavelengths of light at a
                                                  variety of bit rates onto a single
                                                  optical fiber, offering more targeted
                                                  services to more subscribers.
-----------------------------------------------------------------------------------------
  naviCOR Nodes   Quadrant II Nodes            .  Scalable, strandmount optical node with
                                                  four active outputs and forward and
                                                  reverse segmentation.
                                               .  Offers an RF bridger amplifier option
                                                  that can be upgraded to the optical
                                                  node simply by adding a modular optical
                                                  lid package.
                                               .  Features optional TL Technology.
              ---------------------------------------------------------------------------
                  FlexNet Nodes                .  Offered as complete nodes or as optical
                                                  upgrades to existing FlexNet
                                                  amplifiers, thereby providing a cost-
                                                  effective means of increasing fiber
                                                  optic penetration in networks by
                                                  converting existing RF equipment to
                                                  nodes.
                                               .  Available in 750 and 862 MHz
                                                  bandwidths.
                                               .  Features optional TL Technology.
              ---------------------------------------------------------------------------
                  miniFiber Nodes              .  Exhibits high RF output levels, and
                                                  thus ideally suited for passive optical
                                                  network architectures.
                                               .  Available in 862 MHz bandwidth.
                                               .  Offers Digital Return Technology for
                                                  advanced HFC architectures as they
                                                  evolve to serve 50-to-100 homes per
                                                  node.
-----------------------------------------------------------------------------------------
  FlexNet         Trunks and Bridgers          .  Available in 750 and 862 MHz
                                                  bandwidths.
  RF Plant                                     .  Supports delivery of both analog and
                                                  digital channels.
                                               .  Features optional TL Technology.
                                               .  Can be converted to optical nodes with
                                                  naviCOR Fiber-in-the-lid upgrade.
              ---------------------------------------------------------------------------
                  Line Extenders               .  Available in 750 and 862 MHz
                                                  bandwidths.
                                               .  Used with FlexNet Trunks and Bridgers.
                                               .  Features the latest in Power Hybrid
                                                  Doubling (PHD) technology for increased
                                                  output levels.
                                               .  Supports delivery of both analog and
                                                  digital channels.
                                               .  Features optional TL Technology.

     Network
     Segment                Products                     Functions and Features
-----------------------------------------------------------------------------------------
  I-Flex Nodes    I-Flex II Nodes              .  Fully modular fiber optic node with two
  and RF Plant                                    or three active outputs.
                                               .  Housing can be used in non-strandmount
                                                  applications for easy cabinet or
                                                  pedestal mounting.
                                               .  Supports PAL and CENELEC channel plans.
                                               .  Features single or dual forward path
                                                  receivers and flexible reverse path
                                                  transmitters.
              ---------------------------------------------------------------------------
                  I-Flex II Bridgers           .  Modular RF bridgers that can be
                                                  upgraded to nodes.
                                               .  Cabinet or pedestal mounting.
                                               .  Two or three active outputs.
                                               .  Flexible reverse path capability.
              ---------------------------------------------------------------------------
                  I-Flex Line Extenders        .  Cabinet mount, end-of-line amplifier
                                                  used with I-Flex II nodes and bridgers.
                                               .  Available in 862 MHz bandwidth.
                                               .  Features Power Hybrid Doubling (PHD)
                                                  technology for increased performance.
                                               .  Carries up to 60 PAL channels as well
                                                  as digitally compressed video signals.

New Product and/or Developments

New products and/or developments for our telecommunications equipment introduced during fiscal year 2001 include:

Introduction of Two Digital Return Solutions for Home and Business Applications. The first of the two digital return solutions we introduced during fiscal year 2001 uses digital summing with our unique Digital Return Transceiver (a receiver and transmitter combined in one module) to provide digital daisy-chain summing of 5-45 MHz RF return paths and local full duplex "Fast Ethernet" functionality. The Ethernet feature adds local node area, high-speed data capacity to HFC networks and is particularly attractive to business broadband networks, a growing market segment for broadband network operators. The second digital return solution applies Time Division Multiplexing technology to combine two independent digitized 5-42 MHz analog return path links onto one 1310 nm or 1550 nm ITU grid using our cooled Digital Return Transmit Laser Module. This doubles the return capacity per wavelength of each transmitter by multiplexing the return path on a single fiber. At the return end of the transmission is a Time Division Demultiplexing headend or hub receiver decoder that demultiplexes the combined data and converts it back to two independent analog streams. Our node and headend/hub equipment, upgraded to support both solutions, are expected to be available in fiscal year 2002.

Introduction of New naviCOR Quadrant II NQ4 Series Node. In May 2001, we introduced the naviCOR Quadrant II NQ4 Series Node with immediate shipment availability. The key features of the node include full 4 X 4 forward and reverse segmentation, modular optics for ease of upgrade, forward and reverse redundancy capability, dual power supplies and redundant network powering. The NQ4 Series Node offers the cable operator a high degree of flexibility by accommodating a range of new services and providing the capability to handle service penetration changes quickly and cost effectively.

Incorporation of TL (Transfer Linearization) Technology(TM) Into Node and Amplifier Products. During fiscal year 2001, we made available to the marketplace TL Technology in the naviCOR miniFiber, Quadrant and FlexNet Nodes, as well as FlexNet Trunks, Bridgers and Line Extenders. TL Technology, our proprietary circuit technique that enhances product performance capabilities, offers several advantages to the broadband operator. It improves the linear characteristics of standard silicon technology hybrids, resulting in higher operating level capabilities and/or improved distortion performance and higher channel capabilities. In addition,

TL Technology also translates into fewer active devices required for the HFC architecture, thus reducing maintenance, installation and powering costs.

Introduction of New lumaCOR Headend Product. In November 2000, we introduced the T5QEA, a new line of forward path opto-electronic transmitters, designed to transport digital information on multiple Quadrature Amplitude Modulated (QAM) carriers. The new line of transmitters are designed to facilitate the addition of digital video, Internet data, telephony, video-on-demand and pay-per-view services over the broadband networks. Using our application of the Electro-Absorption (EA) modulator, the T5QEA delivers the high performance level of traditional external modulation at a cost comparable to that of direct modulation, providing a cost-effective solution for forward path narrowcasting, digital injection and transmission of ITU-grid wavelengths.

Introduction of New High-Split Capability. To meet the increased reverse bandwidth demands of today's market, we introduced in May 2001 a 186/222 MHz high-split capability into several product lines, including those grouped under the naviCOR Quadrant Node, FlexNet Bridger and FlexNet Line Extender brands. Although a high-split has traditionally been used for local area network applications, our high-split capability is also well suited for HFC architectures exclusively delivering digital signals, such as Internet services, telephony and video-on-demand.

Acquisition of Certain Cable Product Lines from ADC. On August 4, 2001, we acquired certain assets and liabilities of the Broadband Communications Division of ADC. Among these assets are four primary product lines, as summarized in the table below. We will review and rationalize these products as part of their integration into the Company's telecommunications equipment offering.


        Product Line                               Description
-------------------------------------------------------------------------------------
  DV6000(TM) Universal     A universal 2.4 Gbps, sixteen channel uncompressed digital
  Digital                  fiber optic transmission system supporting symmetrical and
  Transport System         asymmetrical signals. It is the most widely installed
                           uncompressed digital transport system in the world. It is
                           used for a number of applications including digital
                           supertrunking, studio quality broadcast, distance learning and centralized commercial insertion.
-------------------------------------------------------------------------------------
  Optiworx HFC Transport   An 870 MHz product portfolio that includes 1310 nm DFB
  Systems: Headend         Transmitters for broadcast and targeted service delivery
  Equipment                applications; 1550 nm External Modulation Transmitters for supertrunk, distribution and DWDM applications; 1550 nm
                           EDFAs; Forward Path Receivers; single, dual and quad
                           Return Path Receivers for high density applications; and
                           rack mount 1 RU 1310 and 1550 nm Transmitters and
                           Receivers for forward and return applications.
-------------------------------------------------------------------------------------
  Optiworx HFC Transport   870 MHz node family of products, supporting expanding
  Systems: Outside Plant   bandwidth and deep fiber applications. Includes status
  (Nodes)                  monitoring options.
-------------------------------------------------------------------------------------
  Optiworx HFC Transport   Amplifiers and line extenders, developed for specific
  Systems: Outside Plant   markets (Europe and Latin America).
  (RF Plant)

Broadband Management Services

We offer the broadband network operator an array of products and services to support the installation, operations management and maintenance of reliable, multi-application networks with high integrity.

Specific products and services included under the Broadband Management Services segment are:


      Product/Service                              Description
-------------------------------------------------------------------------------------
  COR-Convergence(TM)      Robust network management platform that takes the best in
                           standards-based network management technology and
                           integrates it with customer care and billing data sources
                           to provide a real-time view of network, customer and
                           services status. Through browser-based displays, the
                           system provides an integrated view of the entire broadband network, including HFC plant and high-speed digital
                           network components. By correlating network status
                           information, COR-Convergence enables isolation of network
                           faults to specific root cause to determine services
                           affected by the outage. It then uses back-office
                           information to determine the customers affected. It also
                           enables identification of degrading elements before they
                           cause a failure.
-------------------------------------------------------------------------------------
  COR-Connect(TM)          A gateway unit that provides software translation for
                           converting between network protocols, thereby allowing
                           standards-based or proprietary host systems to communicate with various standards-based or proprietary network
                           elements. The use of modular software components allows
                           the COR-Connect to handle a variety of devices without
                           changing the base hardware.
-------------------------------------------------------------------------------------
  Nvision(TM)              A suite of field service management tools to maximize the
                           potential of each customer contact, improve operational
                           efficiencies and improve customer service. This mobile
                           field service management solution utilizes the simplicity
                           and sophistication of browser-based business applications.
                           Combined with wireless data connectivity and mobile
                           computing devices, Nvision empowers field representatives
                           to more efficiently provision, maintain and sell
                           convergent broadband communications services.
-------------------------------------------------------------------------------------
  Outside Plant Technical  Hands-on technical services performed in the customer's
  Services                 plant. These are highly complex tasks largely centered on
                           the conversion of the cable operator's plant from a one-
                           way analog video medium to a two-way, fully interactive
                           broadband pipe, and the continuing operation of it as
                           such. Among the services provided are system sweep,
                           reverse path activation, ingress mitigation, node
                           certification, plant hardening, cable testing, cable
                           repair, system maintenance, contract service calls,
                           process design, personnel development and training,
                           project management, installation, coaxial and fiber
                           splicing, and aerial and underground construction.
-------------------------------------------------------------------------------------
  Network Integration      Systems integration and installation services for data,
  Technical Services       telephony and digital video platforms for both network
                           operators and network equipment manufacturers. Consulting
                           services that include process design advisory services,
                           SPC (Statistical Process Control) system design, network
                           design and specification consulting are also provided.
                           Network Systems Integration technicians perform hands-on
                           services covering "rack and stack" final assembly and
                           deployment of Cable Modem Termination Systems, DWDM lasers and HFC telephony systems, among others.

      Product/Service                              Description
-------------------------------------------------------------------------------------
  Outsourced Operational   Full outsourcing services in handling field operations,
  Services                 including technical management, system maintenance,
                           customer service calls and installation activity. All
                           field operations are managed and performed to
                           predetermined standards and technical metrics.
-------------------------------------------------------------------------------------
  Network Design and Field Cost effective and efficient network design services that
  Engineering Services     include walkout, strand digitizing, RF design, electronics network drafting, design QC, fiber design, fiber drafting
                           and documentation, engineering consultation, system data
                           archiving and project management.

Significant Customers

During the past fiscal year, our customers have included almost all of the largest cable system operators in the United States. Our largest customers during fiscal year 2001 were Adelphia Communications, Cox Communications, AOL Time Warner and Charter Communications, accounting for 17%, 15%, 15% and 12%, respectively, of net sales. Our largest customers during fiscal year 2000 were AT&T Broadband, Time Warner Cable (now AOL Time Warner) and Adelphia Communications, which accounted for 19%, 18% and 13%, respectively, of net sales. Our largest customers during fiscal year 1999 were Time Warner Cable and AT&T Broadband, which accounted for 27% and 15%, respectively, of net sales. All of these principal customers purchase both products and services. With the purchase of certain cable assets from ADC Telecommunications, we expect our customer base to broaden both in the U.S. and abroad not only among cable operators, but also to include telephone companies and broadcasters interested in the digital video transport product line that was a part of our acquisition.

Sales and Distribution

Our sales and distribution function is organized into two major global regions: the first covering the Americas, the second covering the EuroPacific area. National account representatives focused on an overall business strategy for specific large customers or groups of customers support our regional sales and distribution efforts. As part of the realignment of the Company into three business divisions, each division has been given responsibility for the sale of their specific products or services on a regional level.

Sales efforts are conducted from our headquarters; from offices in the Netherlands, Canada and Latin America; from regional sales offices located throughout the United States; and through numerous distributors around the world.

We sell our products and services in the United States and Canada through our direct regional sales force, which is organized geographically and approaches the customer at the system level, and by National Account Representatives, working out of our headquarters and approaching the customer at the corporate level. A highly qualified technical staff supports our sales force. They work closely with customers to design systems, develop technical proposals and assist with installation and post-sale support.

International sales in Europe, Asia and Latin America are made through our direct sales force and through distributors. Overall sales management for the EuroPacific area is located in the Netherlands office. Overall sales management for Latin America is located at our headquarters in State College, Pennsylvania. For fiscal year 2001, our international sales represented 13% of net sales. In fiscal years 2000 and 1999, international sales were 11% and 9%, respectively, of net sales.

Additionally, we provide 24x7 technical support, both directly and through distributors, as well as training for customers and distributors, as required, both in our facilities and at our customer's site.

Our marketing function develops strategies for product lines and, in conjunction with the sales force, identifies evolving technical and application needs of customers. The marketing function is also responsible for demand forecasting and general support of the sales force.

During fiscal year 2001, we began the implementation of a corporate wide ERP (Enterprise Resource Planning) system, accessible by Company personnel worldwide. The phased implementation, scheduled for completion in June 2002, will automate and standardize key corporate functions in finance, manufacturing, purchasing and customer service management.

Backlog

We schedule production of our telecommunications equipment based on our backlog, informal commitments from customers and sales projections. Our backlog consists of firm orders by customers for delivery within the next 12 months. The majority of equipment backlog typically is shipped within one to two quarters. In contrast, backlog in the services segment typically reflects longer-term systems development and field service projects that convert into revenue over a 12-month period.

At June 29, 2001, our backlog of orders was $52.3 million, including $15.4 million for the telecommunications equipment segment and $36.9 million for the broadband management services segment. At June 30, 2000, our backlog of orders was $89.3 million, including $61.3 million for the telecommunications equipment segment and $28.0 million for the broadband management services segment. At June 25, 1999, our backlog of orders was $73.0 million, including $57.2 million for the telecommunications equipment segment and $15.8 million for the broadband management services segment.

Anticipated orders from customers may fail to materialize and delivery schedules may be deferred or canceled for a number of reasons, including reductions in capital spending by network operators and construction delays. In addition, due to weather-related seasonal factors and annual capital spending budget cycles of many customers, our backlog may not necessarily be indicative of actual sales for any succeeding period.

Research and Product Development

We operate in an industry that is subject to rapid changes in technology. Our ability to compete successfully depends in large part upon anticipating such changes. Accordingly, we engage in ongoing research and development activities that are intended to advance existing product lines, provide custom-designed variations of existing product lines and develop or evaluate new products. In October 2000, we appointed Kenneth Wright as the Company's Chief Technology Officer (CTO), reporting to Chairman and CEO, David Woodle. The CTO's primary responsibility is to implement our technology strategy, with initial focus on the new and expanding arenas of fiber optics and operational management systems. As such, the CTO is actively involved in providing direction to and prioritizing our research and development effort.

Our product planning teams, which take input from sales representatives and research engineers, assign product development priorities and develop an overall product plan. Cross-functional project teams, coordinated by a project manager, then implement the product plan. With the realignment of the Company into three business divisions, product development is now a divisional responsibility.

During the past fiscal year, research and product development expenditures were primarily directed at expanding our fiber optic technology and operational management systems. We also continued with product development process improvements to reduce cycle time to design, develop and deliver new products, reduce manufacturing costs and improve design quality.

During fiscal years 2001, 2000 and 1999, we spent approximately $17.4 million, $16.0 million and $11.8 million, respectively, on research and development. Anticipated product development initiatives focused on fiber optics, network management and other technology areas are expected to result in increased research and development expense in future years. No research and product development expenditures mentioned above have been capitalized.

Competition

The broadband communications markets are dynamic and highly competitive, requiring substantial resources of those companies that compete in these markets, skilled and experienced personnel and a capability to anticipate and capitalize on change. Our telecommunications equipment segment competes with other companies including Motorola's Broadband Communications Sector (formerly General Instrument Corporation), Scientific Atlanta, Inc., Arris Group, Inc. (formerly known as Antec) and Harmonic, Inc., some of which are large publicly traded companies that may have greater financial, technical and marketing resources than we do.

Our telecommunications equipment is marketed with emphasis on quality and is generally priced competitively with other manufacturers' product lines. Product reliability and performance, technological innovation, responsive customer service, breadth of product offering and pricing are several of the key criteria for competition.

In the services segment, there are several competing vendors offering network management and mobile workforce management systems as well as technical services in the United States, some of which may currently have greater sales in these areas than we do. However, we believe that we offer a more integrated solution that is tailored to the requirements of HFC network operators.

Employees

We had approximately 1,890 employees as of August 2001.

Suppliers

We closely monitor supplier delivery performance and quality. We employ a strategy of limiting the total number of global suppliers to those who are quality leaders in their respective specialties and who will work with us as partners in the supply chain. Typical items purchased are die cast aluminum housings, RF hybrids, printed circuit boards, fiber optic lasers and standard electronic components. Although a few of the components we use are single-sourced, we have experienced no significant difficulties to date in obtaining adequate quantities of raw materials and component parts.

We outsource the manufacture of certain assemblies and modules where it is cost-effective to do so or where there are advantages with respect to delivery times. Current outsourcing arrangements include power supplies, accessories, optical modules and digital return modules.

Strategic Partnerships

We have entered into strategic agreements with various technology partners to enhance our fiber optic capabilities and to further development of our network management systems.

In the area of fiber optics, we have an agreement with Finisar Corporation, a leading provider of optical and digital integration technology, to co-develop a set of fiber optics-based products for two-way HFC networks that provide digital return functionality to improve network performance, economics and capacity. In addition, JDS Uniphase is working with us through an OEM agreement to incorporate JDS fiber-optic lasers into our headend product line.

In the area of network management, our alliances with Micromuse and Interactive Enterprise Ltd. have significantly enhanced our COR-Convergence product offering. We use Micromuse software to collect information from various management systems and network devices, and process fault data to build service availability views in real time. Interactive Enterprise provides a software-based mediation platform that enables, among other network management functions, the auto-provisioning of cable modems. Both address key network management concerns of our customer base of network operators.

Intellectual Property

We hold 14 United States patents for various inventions relating to fiber optic and RF transmission equipment and technology, and network management techniques and services. As a result of the purchase of certain cable assets from ADC, we also have exclusive licenses for use in our field on 30 ADC patents. Ownership of one additional ADC patent was also transferred to us as part of the purchase. We attempt to protect our intellectual property through patents, trademarks, copyrights and a program of maintaining certain technology as trade secrets.

Item 2. Properties

We operate the following principal facilities:

                                                                             Segment
                                                                 --------------------------------
                                                                 (1) Telecommunications Equipment Approximate (O)Owned
Location                              Principal Use                          (2) BMS              Square Feet (L)Leased
--------                              -------------              -------------------------------- ----------- ---------
State College,
 Pennsylvania...........  Administrative Offices and Engineering           (1) and (2)              133,000        O
Tipton, Pennsylvania....  Manufacturing                                        (1)                   45,000        O
Tijuana, Mexico.........  Manufacturing                                        (1)                   89,400        L
Santa Clara,
 California.............  Development Engineering and Assembly                 (1)                   24,500        L
Pleasanton, California..  Development and Administrative Offices               (2)                   18,729        L
Lakewood, Colorado......  Administrative Offices                               (2)                    4,510        L
Almere, The
 Netherlands............  Administrative Offices                               (1)                    5,100        L

On March 30, 2001, we announced the planned closing of our manufacturing plant located in Tipton, Pennsylvania, in response to a downturn in demand for our products. We anticipate that the planned shutdown of the facility will be completed by the end of calendar year 2001. The facility is currently being marketed for sale.

As a result of our purchase of certain assets and liabilities of the Broadband Communications Division of ADC, we assumed the following leased administrative, engineering and manufacturing space: 83,600 square feet in Meriden, Connecticut, 21,670 square feet in Klagenfurt, Austria, and 29,000 square feet in Buenos Aires, Argentina.

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

Item 3. Legal Proceedings

None

Item 4. Submission of Matters to a Vote of Securities Holders

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 29, 2001.

Executive Officers of the Registrant

All executive officers of the company are elected annually by the Board of Directors to serve in their offices for the next succeeding year and until their successors are duly elected and qualified. The listing immediately following this paragraph gives certain information about our executive officers, including the age, present position and business experience during the past five years.

 Name                  Age                  Position/Experience
 ----                  ---                  -------------------
 David A. Woodle......  45 Chairman since October 2000; Chief Executive Officer since July 1998; Vice President and General Manager-
                           Strategic Systems of Raytheon Systems Company, a
                           company providing computer systems integration
                           services to government and commercial customers,
                           from January 1998 to July 1998; Vice President and
                           General Manager, Raytheon E-Systems, HRB Systems
                           from June 1996 to January 1998.

 Mary G. Beahm........  41 Corporate Vice President, Human Resources since
                           August 2001; Vice President, Human Resources from
                           November 1998 to August 2001; Human Resources
                           Consultant, Westinghouse Electric Corporation, a
                           company providing products and services to
                           government and commercial industries, from August
                           1987 to November 1998. Trustee, Board of Trustees,
                           The Pennsylvania State University since 1990.

 John O. Caezza.......  43 President, Broadband Communications Division since
                           August 2001; Vice President and General Manager,
                           Broadband Communications Division of ADC
                           Telecommunications, Inc. a major manufacturer of
                           uncompressed digital transport, opto-electronic and
                           radio frequency products for the broadband
                           communications market from May 2000 to August 2001;
                           Vice President, Engineering, Philips Broadband
                           Networks, Inc., a major international manufacturer
                           of opto-electronic and radio frequency products for
                           the broadband communications market, from June 1996
                           to May 2000.

 David J. Eng.........  48 Corporate Vice President, Americas Business since
                           August 2001; Sr. Vice President, Sales, Americas
                           Business, from February 2000 to August 2001; Sr.
                           Vice President--Worldwide Sales from March 1997 to
                           February 2000; Vice President--Sales, North, Central
                           and South America from August 1996 to March 1997.

 Douglas W. Engerman..  45 President, Broadband Management Solutions Division
                           since August 2001; Vice President and General
                           Manager, Broadband Management Services from June
                           2001 to August 2001; Senior Vice President for
                           Project Implementation and Customer Support at
                           Mobile Data Solutions, Inc., (MDSI), a provider of wireless software application solutions to the energy, utility, telecommunications, cable and insurance industries worldwide, from November 1999 to June 2001; Senior Vice President, Utilities
                           Business Unit at MDSI from November 1998 to November
                           1999; Vice President of Sales, Utilities Business
                           Unit at MDSI from July 1997 to November 1998;
                           Executive Vice President, Alliance Systems, Inc., a provider of wireless software solutions for mobile workforce automation, from August 1993 to July 1997.

 William T. Hanelly...  45 Chief Financial Officer, Secretary and Treasurer
                           since August 2001; Vice President, Finance,
                           Secretary and Treasurer from October 1998 to August
                           2001; Regional Controller, Raytheon, a company providing computer systems integration services to government and commercial customers, from May 1998 to October 1998; Vice President--Finance, HRB
                           Systems from June 1994 to May 1998.

 Name                  Age                  Position/Experience
 ----                  ---                  -------------------
 Paul Janson..........  42 President, Technical Services Division since August
                           2001; President and Chief Executive Officer of
                           Worldbridge Broadband Services from October 2000 to
                           August 2001; Vice President, Technical Services of
                           Worldbridge Broadband Services, a business unit of
                           C-COR, from February 2000 to October 2000; Chief
                           Operating Officer, Worldbridge Broadband Services,
                           Inc., a provider of technical field services to
                           broadband network operators, from October 1998 to
                           February 2000; Regional Director of Operations and
                           Marketing for InterMedia Partners (Tennessee
                           Holdings), a multiple system, broadband network
                           services provider, from June 1996 to August 1998.

 Gerhard B. Nederlof..  53 Corporate Vice President, EuroPacific Business since
                           August 2001; Sr. Vice President--EuroPacific
                           Business from February 2000 to August 2001; Sr. Vice
                           President--Broadband Management Services from July
                           1999 to February 2000; Sr. Vice President--Marketing from September 1998 to July 1999; Sr. Vice
                           President--Marketing, Business Development and
                           Services from March 1997 to September 1998; Vice
                           President--Sales, Europe and Pacific Rim from August
                           1996 to March 1997.

 Ken Wright...........  45 Chief Technology Officer since October 2000; Chief
                           Technology Officer, 21e.net from October 1999 to
                           October 2000; Chief Technical Officer for InterMedia
                           Partners, a multiple cable system operator (MSO)
                           from February 1995 to September 1999.

                                    PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder
Matters

The Company's common stock is traded on The Nasdaq Stock Market's. The Nasdaq symbol is CCBL. The range of high and low price information as reported by Nasdaq follows:

                                                                    High   Low
                                                                   ------ ------
   2000
   Quarter ended
     September 30, 1999........................................... $18.13 $10.81
     December 31, 1999............................................ $41.64 $14.13
     March 31, 2000............................................... $51.63 $21.38
     June 30, 2000................................................ $48.50 $19.50
   2001
   Quarter ended
     September 30, 2000........................................... $33.00 $12.50
     December 31, 2000............................................ $16.63 $ 9.00
     March 31, 2001............................................... $13.38 $ 6.69
     June 30, 2001................................................ $13.45 $ 5.00

We have never paid a dividend. As of June 29, 2001, there were 687 shareholders of record of common stock.

Item 6. Selected Financial Data

                            Selected Financial Data
                      (in thousands except per share data)

                                June 29,  June 30, June 25,  June 26, June 27,
Fiscal Year Ended                 2001      2000     1999      1998     1997
-----------------               --------  -------- --------  -------- --------
Statement of operations data:
Net sales.....................  $223,295  $283,262 $203,851  $171,522 $146,054
Income (loss) from continuing
 operations--pro forma(/1/)...     2,758    18,101     (597)      434    1,298
Income (loss) from continuing
 operations...................    (7,827)   14,461     (704)       40    1,284
Loss from discontinued
 operations...................       --        --       --        --    (6,605)
Gain (loss) from disposal of
 discontinued operations......       177     1,063      397       928   (3,830)
Net income (loss).............    (7,650)   15,524     (307)      968   (9,151)
Net income (loss) per share--
 basic(/2/)
  Continuing operations--pro
   forma......................  $   0.08  $   0.60 $  (0.05) $   0.01 $   0.05
  Continuing operations.......     (0.24)     0.48    (0.06)      --      0.05
  Discontinued operations.....       --        --       --        --     (0.28)
  Disposal of discontinued
   operations.................      0.01      0.04     0.02      0.04    (0.17)
Net income (loss) per share--
 basic........................     (0.23)     0.52    (0.04)     0.04    (0.40)
Net income (loss) per share--
 diluted(/2/)
  Continuing operations--pro
   forma......................  $   0.08  $   0.53 $  (0.05) $   0.01 $   0.05
  Continuing operations.......     (0.24)     0.43    (0.06)      --      0.05
  Discontinued operations.....       --        --       --        --     (0.25)
  Disposal of discontinued
   operations.................      0.01      0.03     0.02      0.04    (0.15)
Net income (loss) per share--
 diluted......................     (0.23)     0.46    (0.04)     0.04    (0.35)
Weighted average common shares
 and common share
 equivalents(/2/)
  Basic.......................    32,905    30,039   22,483    22,503   23,197
  Diluted.....................    32,905    33,968   22,483    22,503   25,929
Balance sheet data (at period
 end):
Working capital(/3/)..........  $ 59,108  $ 69,451 $ 36,082  $ 31,696 $ 35,591
Total assets..................   238,705   273,039  109,180    90,160   88,721
Total long-term debt
 obligations..................     1,765     1,752    7,992     9,348    8,532
Shareholders' equity..........   203,909   227,658   61,265    60,933   55,976

--------
(/1/)Income (loss) from continuing operations--pro forma excludes merger and restructuring charges, amortization of goodwill and other intangibles resulting from acquisitions for all periods presented, and for fiscal year 2001 excludes an acquired in-process technology charge of $1.5 million and a write-off of a long-term investment in the amount of $3.5 million.
(/2/)Net income (loss) per share amounts and weighted average common shares and common share equivalents have been adjusted to reflect a 2-for-1 stock split effective December 22, 1999.
(/3/)Working capital for fiscal years 2001 and 2000 exclude cash equivalents and marketable securities related to the Company's follow-on public offering.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

We design, manufacture and market network distribution and transmission products and provide services and operational support systems to operators of advanced hybrid fiber coax (HFC) broadband networks. We operate in two industry segments; the Telecommunications Equipment segment, which includes our Broadband Communications Division and the Broadband Management Services (BMS) segment, which includes both our Broadband Management Solutions Division and our Technical Services Division. Our Broadband Communications Division is responsible for research, development, management, production, support and sales of advanced fiber optic and RF (radio frequency) equipment. A digital video transport product line was added to this division with the acquisition of certain operations from ADC Telecommunications, Inc. (ADC), effective August 4, 2001. Our Broadband Management Solutions Division is responsible for the development, integration, management, implementation, support and sales of operational support systems that focus on network management and mobile workforce management solutions. Our Technical Services Division provides outsourced technical services, including network engineering and design, construction, activation, optimization, certification, maintenance and operations.

Business Combinations

On April 27, 2001, we acquired MobileForce Technologies Inc. (MobileForce). The consideration for the acquisition was $9.1 million, consisting of a cash payment of $5.0 million, direct transaction costs and expenses of $738,000, and the assumption of MobileForce stock options to purchase 500,000 shares of the Company's common stock having a fair market value of $3.4 million. As part of the acquisition, we also assumed $15.2 million of MobileForce debt. We used our available cash to fund the cash portion of the consideration. The resulting goodwill of $7.0 million is being amortized on a straight-line method over the estimated useful life of three years. The acquisition agreement provides for additional consideration to be paid to MobileForce stockholders, in an amount not to exceed $13.5 million, if MobileForce achieves certain performance objectives through April 2002.

Subsequent Events

On July 3, 2001, a wholly owned subsidiary of the Company acquired Aerotec Communications Inc. (Aerotec) for $2.25 million. Additional cash payments of up to $3.75 million may be made to Aerotec shareholders if certain performance targets are met. Any excess of the purchase price and related costs over the fair value of the acquired net assets of the business will be recorded as goodwill.

On August 4, 2001, the Company completed its purchase of certain assets and liabilities of ADC's cable product portfolio. The assets purchased include the Optiworx(TM) and DV6000 series product lines, as well as other related cable infrastructure products from ADC's Broadband Communications Division, located in Meriden, Connecticut; Buenos Aires, Argentina; and Klagenfurt, Austria. These facilities and their assets will become part of the Broadband Communications Division of our Telecommunications Equipment segment. We acquired the assets for approximately $25.0 million in cash and the assumption of approximately $400,000 of debt, together with certain other liabilities. The acquisition is being accounted for as a purchase. Any excess of the purchase price and related costs over the fair value of the acquired net assets of the business will be recorded as goodwill.

Results of Operations

The Company's consolidated statements of operations from continuing operations for fiscal years 2001, 2000 and 1999 as a percentage of net sales, are as follows:

                                                            Year Ended
                                                    ---------------------------
                                                    June 29,  June 30, June 25,
                                                      2001      2000     1999
                                                    --------  -------- --------
   Net sales......................................   100.0%    100.0%   100.0%
   Cost of sales..................................    79.6      73.6     74.6
                                                     -----     -----    -----
   Gross margin...................................    20.4      26.4     25.4
   Operating expenses:
     Selling and administrative...................    13.9      11.8     16.7
     Research and product development.............     7.8       5.6      5.8
     Amortization of goodwill and other
      intangibles.................................      .7        .1       .1
     Acquired in-process technology charge........      .7       --       --
     Merger and restructuring costs...............     4.9       3.2      --
                                                     -----     -----    -----
       Total operating expenses...................    28.0      20.7     22.6
                                                     -----     -----    -----
   Income (loss) from continuing operations.......    (7.6)      5.7      2.8
     Interest and other income (expense), net.....     1.8       1.4     (0.7)
                                                     -----     -----    -----
   Income (loss) from continuing operations before
    income taxes..................................    (5.8)      7.1      2.1
   Income tax expense (benefit)...................    (2.3)      2.0      2.4
                                                     -----     -----    -----
   Income (loss) from continuing operations.......    (3.5)%     5.1%    (0.3)%
                                                     =====     =====    =====

Net Sales. Net sales decreased by 21% to $223.3 million in fiscal year 2001 from $283.3 million in fiscal year 2000. Telecommunications Equipment segment sales decreased by 25% to $181.9 million in fiscal year 2001 from $241.4 million in fiscal year 2000. The decline in telecommunications equipment sales reflects the sharp slowdown of capital spending in the telecommunications industry that began in the latter part of calendar year 2000. We believe the sudden slowdown that has affected our telecommunications equipment sales has resulted from several factors, including high customer on-hand inventory levels, delays in construction schedules for HFC network system build-outs, continued customer consolidation and lack of access to financing. We expect network system upgrade activity for current build-outs to continue and believe as network operators evaluate new build requirements, we will see a shift in product requirements from RF amplifiers to more fiber optics products, including digital technology, for transporting voice, video and data. In the long-term, we believe the requirements for reliable, two-way capable networks will compel network operators to increase spending for telecommunications equipment from current levels, but we have no visibility into when such an increase might occur. BMS segment sales remained relatively flat at $41.4 million in fiscal year 2001 compared to $41.9 million in fiscal year 2000. BMS sales were primarily attributable to technical services performed in our customers' plants, including system sweep, reverse path activation, ingress mitigation, node certification and system maintenance. Net sales increased by 39% to $283.3 million in fiscal year 2000 from $203.9 million in fiscal year 1999. Telecommunications Equipment segment sales increased by 35% to $241.4 million in fiscal year 2000 from $178.5 million in fiscal year 1999. The increase was attributable to sales growth in RF and fiber optics products as we expanded our product offering through development of new products, acquisitions and strategic partnerships to meet domestic and international customer demands. BMS segment sales increased by 65% to $41.9 million in fiscal year 2000 from $25.4 million in fiscal year 1999. The increase in fiscal year 2000 over 1999 was also primarily attributable to technical services activities.

Domestic sales decreased by 23% to $194.7 million in fiscal year 2001 from $252.3 million in fiscal year 2000. This decline resulted primarily from a decrease in Telecommunications Equipment segment sales, due to the slowdown in capital spending by certain domestic multiple system operators (MSOs). Domestic sales increased by 37% to $252.3 million in fiscal year 2000 from $184.6 million in fiscal year 1999. This growth occurred in both Telecommunication Equipment and BMS segment sales as consolidation and system swaps occurred among our domestic customer base. Following that activity, several of the resulting large MSOs began upgrading the properties they had acquired, translating into increased demand for our products and services. Total domestic sales were 87% of net sales for fiscal year 2001, as compared to 89% and 91% for fiscal years 2000 and 1999, respectively.

International sales decreased by 8% to $28.6 million in fiscal year 2001 from $31.0 million in fiscal year 2000. This decrease was principally caused by a decline in Telecommunications Equipment segment sales to a major customer in Canada. International sales increased by 61% to $31.0 million in fiscal year 2000 from $19.3 million in fiscal year 1999. This growth was principally in sales in the Telecommunications Equipment segment and reflected the beginning of a network upgrade program by a major customer in Canada and increased demand from customers in the EuroPacific region. We expect international markets will continue to represent a substantial portion of our sales base, but believe demand will continue to be highly variable. The international markets represent distinct markets in which capital spending decisions for HFC network distribution equipment can be impacted by a variety of factors, including access to financing and general economic conditions. Our total international sales were 13% of consolidated net sales in fiscal year 2001, as compared to 11% and 9% for fiscal years 2000 and 1999, respectively.

We are subject to certain risks as a result of market and customer concentration. For additional information regarding risks, reference Note Q of the consolidated financial statements.

Gross Margin. Gross margin was 20.4% in fiscal year 2001, 26.4% in fiscal year 2000 and 25.4% in fiscal year 1999. For the Telecommunications Equipment segment, gross margin was 19.8% in fiscal year 2001, 28.0% in fiscal year 2000 and 26.1% in fiscal year 1999. In fiscal year 2001, gross margins were negatively impacted from under-absorbed manufacturing overhead resulting from lower production volumes and increases to operating reserves for excess and obsolete inventories and warranty costs for equipment upgrades and replacements. Additions to the inventory reserve were $10.6 million in fiscal year 2001, compared to $2.2 million in fiscal year 2000. The increase was necessary due to the slowdown in spending in the telecommunications industry. During the fiscal year we took steps to mitigate the impact of volume reductions by beginning to consolidate our manufacturing operations in State College and Tipton, Pennsylvania, to our Tijuana, Mexico, facility. This consolidation is scheduled to be completed by the end of calendar year 2001. In fiscal year 2000, efficiencies resulting from higher production volumes enabled us to improve our absorption of fixed manufacturing overhead costs and realize greater material cost reductions, as compared to fiscal year 1999. In addition, changes in product mix and ongoing efforts to improve manufacturing automation initiatives also contributed to the increase in gross margin percentage in fiscal year 2000, relative to fiscal year 1999. For the BMS segment, gross margin was 23.4% in fiscal year 2001, 17.6% in fiscal year 2000 and 19.9% in fiscal year 1999. In fiscal year 2001, increased gross margin resulted from service mix and volume changes. In fiscal year 2000, gross margin for the BMS segment declined relative to fiscal year 1999 due to increased costs associated with a ramp-up of personnel and other infrastructure costs as the Company expanded its technical services group.

Selling and Administrative. Selling and administrative expenses were $31.0 million (13.9% of net sales) in fiscal year 2001, $33.5 million (11.8% of net sales) in fiscal year 2000 and $34.1 million (16.7% of net sales) in fiscal year 1999. The decrease in fiscal year 2001 was primarily due to steps taken to reduce selling and administrative expenses, including personnel and other operating costs, to obtain a more favorable cost structure. We do anticipate increased selling and administrative expense in future periods, related to the acquisition of MobileForce and certain assets and operations of ADC, although selling and administrative expenses are expected to vary as a percentage of net sales. The decrease in selling and administrative expenses in fiscal year 2000 was primarily due to the consolidation of certain positions and administrative functions, as a result of the mergers with Convergence.com Corporation (Convergence) and Silicon Valley Communications, Inc. (SVCI).

Research and Product Development. Research and product development expenses were $17.4 million (7.8% of net sales) in fiscal year 2001, $16.0 million (5.6% of net sales) in fiscal year 2000 and $11.8 million (5.8% of net sales) in fiscal year 1999. The increase in fiscal year 2001 derives from higher personnel costs and additional expenses primarily for development of fiber optic transmission products and the continued development of network management products and capabilities. We anticipate continuing increases in research and product development expenses in future periods, related to ongoing initiatives in the development of fiber optic products and network management products and capabilities, as well as the acquisitions of MobileForce and certain assets and operations of ADC, although research and product development expenses are expected to vary as a percentage of net sales. The increase in research and product development expenditures in fiscal year 2000 resulted from higher personnel costs and additional expenses primarily for development of fiber optic transmission products, including transmitters, receivers, Erbium Doped Fiber Amplifiers and development of network management products and capabilities.

Operating Income (Loss) By Segment. Operating income (excluding non-recurring merger and restructuring charges) for the Telecommunications Equipment segment in fiscal years 2001, 2000 and 1999, was $595,000, $28.1 million and $8.2 million, respectively. The decrease in operating income for fiscal year 2001 was primarily attributable to decreased volume and reductions in gross margins. Operating loss (excluding non-recurring merger and restructuring charges) for the BMS segment in fiscal years 2001, 2000 and 1999, was $6.4 million, $2.9 million and $2.6 million, respectively. The loss for fiscal year 2001 derives primarily from increased investment and development costs associated with our network management products, as well as operating costs, including amortization of acquired intangible assets and goodwill related to the MobileForce acquisition.

Interest and Investment Income. Interest expense was $109,000 in fiscal year 2001, $814,000 in fiscal year 2000 and $1.4 million in fiscal year 1999. The decrease in interest expense in fiscal years 2001 and 2000 resulted from reductions of borrowings on short-term credit facilities and a decrease in the amortization related to the fair market value of warrants issued in fiscal year 1999 in connection with certain debt financing arrangements by SVCI, acquired by the Company in a pooling-of-interest transaction in September 1999.

Investment income was $7.4 million in fiscal year 2001, $4.9 million in fiscal year 2000 and $318,000 in fiscal year 1999. The increase in investment income in fiscal years 2001 and 2000 resulted from investing the net proceeds received in our follow-on public offering completed on November 12, 1999, in short-term investments.

Income Taxes. Our overall effective income tax rate was (39.7%) for fiscal year 2001, 27.6% for fiscal year 2000 and 117.0% for fiscal year 1999. The effective income tax rate for fiscal year 2001 reflects the impact of federal and state income taxes and changes in the valuation allowance for deferred taxes. The lower effective income tax rate for fiscal year 2000 resulted primarily from an adjustment to the valuation allowance on deferred tax assets related to certain tax benefits from the acquisitions of Convergence and SVCI, and was offset partially by permanent differences for non-deductible business combination costs incurred with the mergers with Convergence, SVCI and Worldbridge Broadband Services, Inc. (Worldbridge). The higher effective income tax rate in fiscal year 1999 resulted primarily from limited tax benefit from the operating losses at SVCI and Convergence, reduced tax benefits from our Foreign Sales Corporation and higher state income taxes. In addition, fluctuations in the effective income tax rate from period to period reflect other changes in permanent, non-deductible amounts, the relative profitability related to both U.S. and non-U.S. operations and differences in statutory rates. We expect to have an effective annual tax rate that approximates statutory rates in the future.

Liquidity and Capital Resources

As of June 29, 2001, cash and cash equivalents and short-term investments totaled $100.9 million, down from $137.5 million at June 30, 2000. In November 1999, we completed a follow-on public offering of our common stock, resulting in net proceeds (after deducting issuance costs) of $133.3 million.

Net cash and cash equivalents provided by operating activities were $9.1 million in fiscal year 2001, compared to $10.8 million in fiscal year 2000 and $4.6 million in fiscal year 1999. The decrease in cash and cash equivalents provided by operating activities in fiscal year 2001 was primarily due to the net loss recorded for fiscal year 2001, which includes the effect of $4.0 million of cash paid associated with restructuring charges. Also contributing to the decrease in cash provided by operations for the period were higher inventories and lower accounts payable and accrued liabilities, which was partially offset by lower accounts receivable. The $10.8 million of cash provided by operations in fiscal year 2000 includes the effect of $9.0 million of nonrecurring costs associated with the mergers completed during the year. Excluding these costs, the operations generated $18.4 million in cash in fiscal year 2000. The increase in cash and cash equivalents provided by operating activities in fiscal year 2000 was primarily due to the increase in net income for fiscal year 2000, compared to a net loss in fiscal year 1999, and higher accounts payable and accrued liabilities, which was partially offset by increases in accounts receivable and inventory.

Net cash and cash equivalents provided by investing activities were $19.8 million in fiscal year 2001, compared to cash and cash equivalents used in investing activities of $56.3 million in fiscal year 2000 and $6.6 million in fiscal year 1999. The increase in cash and cash equivalents provided by investing activities in fiscal year 2001 was primarily due to proceeds from the sale of marketable securities and other short-term investments. Other investing activities included purchases of property, plant and equipment for $3.6 million, as well as cash consideration for the purchase of MobileForce of $5.8 million. The increase in cash and cash equivalents used in investing activities in fiscal year 2000 was primarily due to purchases of marketable securities and other short-term investments. Other investing activities included purchases of property, plant and equipment for $7.9 million, as well as our purchase of substantially all the assets of Advanced Communications Services, Inc. (ACSI) for $3.6 million, of which $3.2 million was disbursed during the fiscal year, with the remaining balance subject to certain escrow requirements. In addition, we invested $3.5 million in Fortress Technologies.

Net cash and cash equivalents used in financing activities were $36.4 million in fiscal year 2001, compared to cash and cash equivalents provided by financing activities of $135.1 million in fiscal year 2000 and $3.4 million in fiscal year 1999. The decrease in cash provided by financing activities for fiscal year 2001 resulted primarily from the purchase of treasury stock during the period. On September 25, 2000, we announced a stock repurchase program, effective September 22, 2000. The program allowed us to repurchase up to 2,000,000 shares of our common stock. On April 6, 2001, we raised the ceiling of this stock repurchase program to allow the buy back of an additional 2,000,000 shares, bringing the total to 4,000,000 shares authorized under this program. The shares may be purchased from time to time in the open market through block or privately negotiated transactions, or otherwise. We intend to use our currently available capital resources to fund the purchases. The repurchased stock is being held by us as treasury stock to be used to meet our obligations under our present and future stock option plans and for other corporate purposes. As of June 29, 2001, 1,934,590 shares have been repurchased under this stock repurchase program. Our other financing activities consisted primarily of payments on long-term debt, primarily resulting from retirement of outstanding debt assumed in the MobileForce acquisition and proceeds from the exercise of employee stock options and warrants. The increase in cash provided by financing activities for fiscal year 2000 resulted primarily from net proceeds received through a follow-on public offering of our common stock. Our other financing activities consisted primarily of payments on short-term and long-term debt and proceeds from the exercise of employee stock options and warrants.

In June 2001, we amended our existing credit agreement with three banks under which we may borrow up to $70.0 million. Under the credit agreement, $20.0 million is available as a revolving line-of-credit, subject to an aggregate sub-limit of $2.0 million for issuance of letters of credit, which is committed through November 30, 2001. The credit agreement also permits us to borrow up to $50.0 million for strategic acquisitions and/or investments, which is also committed through November 30, 2001. Credit pricing on these facilities is a function of our total funded indebtedness to earnings before interest, taxes, depreciation and amortization (EBITDA) ratio, adjusted for certain non-recurring charges. Borrowings under the credit agreement bear interest at various rates, at our option, and are limited to two and a quarter (2.25) times adjusted EBITDA. Borrowings on these facilities are unsecured, subject to a negative pledge on all business assets, and we are required to maintain certain financial ratios and comply with indebtedness tests. As of June 29, 2001, we had no borrowings outstanding under the credit agreement and, based on fiscal year 2001 adjusted EBITDA, approximately $30.6 million of the facility was available. Based upon the current slowdown in business, we anticipate a reduced borrowing capacity under the current credit agreement. We are in the process of soliciting proposals for renewal of the credit agreement at the end of the current commitment period.

Management believes that operating cash flow, proceeds received from the follow-on public offering, as well as the aforementioned credit agreement, will be adequate to provide for all cash requirements for the foreseeable future, subject to requirements that strategic developments might dictate.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" (Statement 141) which supersedes APB Opinion No. 16, "Business Combinations" and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." Statement 141 addresses financial accounting and reporting for business combinations and requires that all business combinations within the scope of Statement 141 be accounted for using only the purchase method. Statement 141 is required to be adopted for all business combinations initiated after June 30, 2001.

Also in July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" (Statement 142) which supercedes APB Opinion No. 17, "Intangible Assets." Statement 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. Statement 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The provisions of Statement 142 are required to be applied starting with fiscal years beginning after December 15, 2001. Statement 142, which is required to be applied at the beginning of an entity's fiscal year, is to be applied to all goodwill and other intangible assets recognized in the financial statements at that date.

Because of the effort needed to comply with adopting Statements 141 and 142, it is not currently practicable to reasonably estimate the impact of adopting these Statements on the Company's consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact the financial position, results of operations or cash flow of the Company due to adverse changes in market prices and rates. The Company is exposed to market risk because of changes in interest rates and the fair market value of its marketable securities portfolios. The Company does not use derivative instruments in its marketable securities portfolios. The Company classifies its marketable securities portfolios as either available-for-sale or trading, and records them at fair value. For the Company's available-for-sale securities, unrealized holding gains and losses are excluded from income and are recorded directly to shareholders' equity in accumulated other comprehensive income (loss), net of related deferred income taxes. For the Company's trading securities, unrealized holding gains and losses are included in the statement of operations in the period they arise.

Item 8. Financial Statements and Supplementary Data

Consolidated financial statements of C-COR.net Corp. meeting the requirements of Regulation S-X are filed on the following pages of this Item 8 of this Annual Report on Form 10-K, as listed below:

                                                                          Page
                                                                          -----
Independent Auditors' Report............................................   25

Consolidated Balance Sheets as of June 29, 2001 and June 30, 2000.......   26

Consolidated Statements of Operations for the Years Ended June 29, 2001,
 June 30, 2000 and June 25, 1999........................................   27

Consolidated Statements of Cash Flows for the Years Ended June 29, 2001,
 June 30, 2000 and June 25, 1999........................................   28

Consolidated Statements of Shareholders' Equity for the Years Ended June
 29, 2001, June 30, 2000 and June 25, 1999..............................   29

Notes to Consolidated Financial Statements..............................  30-56

                          Independent Auditors' Report

The Board of Directors
C-COR.net Corp. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of C-COR.net Corp. and subsidiaries as of June 29, 2001 and June 30, 2000, and the related consolidated statements of operations, cash flows, and shareholders' equity for each of the years in the three-year period ended June 29, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of C-COR.net Corp. and subsidiaries as of June 29, 2001 and June 30, 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended June 29, 2001, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP
State College, Pennsylvania
August 10, 2001

                                C-COR.net Corp.

                          Consolidated Balance Sheets
                (In thousands, except share and per share data)

                                                             June 29,  June 30,
                                                               2001      2000
                                                             --------  --------
                          ASSETS
Current assets
Cash and cash equivalents..................................  $ 87,891  $ 95,379
Marketable securities......................................    13,002    42,154
Interest receivable........................................       426     1,007
Accounts and notes receivables, less allowance of $1,565 in
 2001 and $1,148 in 2000...................................    26,167    49,325
Inventories................................................    34,809    31,760
Deferred taxes.............................................    12,250     7,470
Other current assets.......................................     9,490     3,447
Net assets of discontinued operations......................       250       379
                                                             --------  --------
    Total current assets...................................   184,285   230,921
Property, plant and equipment, net.........................    21,609    28,322
Intangible assets, net.....................................    22,994     2,477
Deferred taxes.............................................     6,851     4,909
Other long-term assets.....................................     2,966     6,410
                                                             --------  --------
    Total assets...........................................  $238,705  $273,039
                                                             ========  ========
           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable...........................................  $ 12,723  $ 21,341
Accrued liabilities........................................    18,297    20,056
Current portion of long-term debt..........................       264       225
                                                             --------  --------
    Total current liabilities..............................    31,284    41,622
Long-term debt, less current portion.......................     1,501     1,527
Other long-term liabilities................................     2,011     2,232
                                                             --------  --------
    Total liabilities......................................    34,796    45,381
                                                             --------  --------
Commitments and contingent liabilities
Shareholders' equity
Preferred stock, no par; authorized shares of 2,000,000;
 none issued...............................................       --        --
Common stock, $.05 par; authorized shares of 100,000,000;
 issued shares of 35,629,737 in 2001 and 35,219,825 in
 2000......................................................     1,781     1,761
Additional paid-in capital.................................   205,154   197,240
Accumulated other comprehensive loss.......................      (131)      (30)
Unearned compensation......................................       --         (8)
Retained earnings..........................................    28,302    35,952
Treasury stock at cost, 3,160,516 shares in 2001 and
 1,224,941 shares in 2000..................................   (31,197)   (7,257)
                                                             --------  --------
    Net shareholders' equity...............................   203,909   227,658
                                                             --------  --------
    Total liabilities and shareholders' equity.............  $238,705  $273,039
                                                             ========  ========

          See accompanying notes to consolidated financial statements.

                                C-COR.net Corp.

                     Consolidated Statements of Operations
                     (In thousands, except per share data)

                                                          Year Ended
                                                  ----------------------------
                                                  June 29,  June 30,  June 25,
                                                    2001      2000      1999
                                                  --------  --------  --------
Net sales........................................ $223,295  $283,262  $203,851
Cost of sales....................................  177,668   208,376   152,143
                                                  --------  --------  --------
Gross margin.....................................   45,627    74,886    51,708
Operating expenses:
  Selling and administrative.....................   31,011    33,477    34,113
  Research and product development...............   17,399    16,003    11,833
  Amortization of goodwill and other
   intangibles...................................    1,536       273       172
  Acquired in-process technology charge..........    1,500       --        --
  Merger and restructuring costs.................   11,031     9,045       --
                                                  --------  --------  --------
    Total operating expenses.....................   62,477    58,798    46,118
Income (loss) from operations....................  (16,850)   16,088     5,590
Interest expense.................................     (109)     (814)   (1,396)
Investment income................................    7,374     4,901       318
Other expense, net...............................   (3,406)     (202)     (377)
                                                  --------  --------  --------
Income (loss) before income taxes................  (12,991)   19,973     4,135
Income tax expense (benefit).....................   (5,164)    5,512     4,839
                                                  --------  --------  --------
Income (loss) from continuing operations.........   (7,827)   14,461      (704)
                                                  --------  --------  --------
Discontinued operations:
  Gain on disposal of discontinued business
   segment, net of tax...........................      177     1,063       397
                                                  --------  --------  --------
Net income (loss)................................   (7,650)   15,524      (307)
Dividend requirements on preferred stocks........      --        --       (613)
                                                  --------  --------  --------
Net income (loss) available to common
 shareholders.................................... $ (7,650) $ 15,524  $   (920)
                                                  ========  ========  ========
Net income (loss) per share--basic:
  Continuing operations.......................... $  (0.24) $   0.48  $  (0.06)
  Gain on disposal of discontinued operations....     0.01      0.04      0.02
                                                  --------  --------  --------
    Net income (loss)............................ $  (0.23) $   0.52  $  (0.04)
                                                  ========  ========  ========
Net income (loss) per share--diluted:
  Continuing operations.......................... $  (0.24) $   0.43  $  (0.06)
  Gain on disposal of discontinued operations....     0.01      0.03      0.02
                                                  --------  --------  --------
    Net income (loss)............................ $  (0.23) $   0.46  $  (0.04)
                                                  ========  ========  ========
Weighted average common shares and common share
 equivalents
  Basic..........................................   32,905    30,039    22,483
  Diluted........................................   32,905    33,968    22,483

          See accompanying notes to consolidated financial statements.

                                C-COR.net Corp.

                     Consolidated Statements of Cash Flows
                                 (In thousands)

                                                           Year Ended
                                                   ----------------------------
                                                   June 29,  June 30,  June 25,
                                                     2001      2000      1999
                                                   --------  --------  --------
Operating Activities:
Net income (loss)................................  $(7,650)  $15,524   $  (307)
Adjustments to reconcile net income (loss) to net
 cash and cash equivalents provided by operating
 activities:
Depreciation and amortization....................   10,116     8,891     9,199
Amortization of debt discount....................      --        381       911
Amortization of unearned compensation............        8        14       --
Write-off of long-term investment................    3,501       --        --
Write-off of intangibles and long-lived assets...    6,023       --        --
Gain on disposal of discontinued operations, net
 of tax..........................................     (177)   (1,063)     (397)
Provision for deferred retirement salary plan....        4       309       204
Loss on sale of property, plant and equipment....      244       331       235
Incentive plan compensation expense..............      --        369       --
Tax benefit deriving from exercise and sale of
 stock option shares.............................    2,207     3,859        94
Changes in operating assets and liabilities, net
 of acquisitions:
 Interest receivable.............................      581    (1,006)      --
 Accounts receivable.............................   23,294   (13,188)  (12,294)
 Inventories.....................................   (3,049)   (8,195)   (5,756)
 Other assets....................................   (6,199)      468       (58)
 Accounts payable................................   (9,571)    4,920     9,540
 Accrued liabilities.............................   (4,035)    2,983     6,084
 Deferred income taxes...........................   (6,465)   (4,917)   (2,303)
 Discontinued operations--working capital changes
  and noncash charges............................      306     1,117      (553)
                                                   -------   -------   -------
Net cash and cash equivalents provided by
 operating activities............................    9,138    10,797     4,599
                                                   -------   -------   -------
Investing Activities:
Purchase of property, plant and equipment........   (3,638)   (7,891)   (8,669)
Proceeds from (purchase of) marketable securities
 and other short-term investments, net...........   29,152   (41,709)      (84)
Investment in equity securities..................      --     (3,501)      --
Payments received on notes receivable............      --        --      1,972
Acquisitions of MobileForce and ACSI.............   (5,767)   (3,185)      --
Other............................................       54         8       142
                                                   -------   -------   -------
Net cash and cash equivalents provided by (used
 in) investing activities........................   19,801   (56,278)   (6,639)
                                                   -------   -------   -------
Financing Activities:
Payment of debt and capital lease obligations....  (14,843)   (2,847)   (5,107)
Proceeds from long-term debt borrowing...........      --        --      3,097
Proceeds from (payments on) short-term credit
 facilities, net.................................      --     (5,019)    5,019
Proceeds from issuance of convertible preferred
 stock...........................................      --        --      1,355
Proceeds from issuance of common stock to
 employee stock purchase plan....................      143       130        76
Proceeds from exercise of stock options and stock
 warants.........................................    2,213     9,757     1,202
Proceeds from issuance of common stock, net......      --    133,311       --
Purchase and retirement of convertible preferred
 stock...........................................      --        --     (1,000)
Purchase of treasury stock.......................  (23,940)     (277)   (1,265)
                                                   -------   -------   -------
Net cash and cash equivalents provided by (used
 in) financing activities........................  (36,427)  135,055     3,377
                                                   -------   -------   -------
Increase (decrease) in cash and cash
 equivalents.....................................   (7,488)   89,574     1,337
Elimination of duplicated activity...............      --        --      1,014
Cash and cash equivalents at beginning of year...   95,379     5,805     3,454
                                                   -------   -------   -------
Cash and cash equivalents at end of year.........  $87,891   $95,379   $ 5,805
                                                   =======   =======   =======
Supplemental cash flow information:
Non-cash investing and financing activities
 Fair value adjustment of available-for-sale
  securities.....................................  $   (73)  $    75       --
 Conversion of convertible preferred stock.......      --     27,697       --
 Exercise of warrants............................      --        247       --
 Retirement of treasury stock....................      --        181       --

          See accompanying notes to consolidated financial statements.

                                C-COR.net Corp.

                Consolidated Statements of Shareholders' Equity
                                 (In thousands)

                                                                     Accumulated
                                                         Additional     Other
                          Comprehensive Preferred Common  Paid-in   Comprehensive   Unearned   Retained  Treasury
                             Income       Stock   Stock   Capital   Income (Loss) Compensation Earnings   Stock
                          ------------- --------- ------ ---------- ------------- ------------ --------  --------
Balance, June 26, 1998..                 $24,010  $1,183  $ 21,103      $ (99)       $ --      $20,813   $ (6,077)
Net loss................     $  (307)        --      --        --         --           --         (307)       --
Other comprehensive
 income:
Net unrealized holding
 gains on marketable
 securities.............           4
Foreign currency
 translation loss.......          (1)
                             -------
Other comprehensive
 income.................           3         --      --        --           3          --          --         --
                             -------
Comprehensive loss......     $  (304)
                             =======
Adjustment related to
 merger (Note B)........                     --      --        --         --           --          712        --
Shares adjustment.......                     --      --        (45)       --           --          --         --
Issuance of stock
 warrants...............                   1,294     --        --         --           --          --         --
Accretion of discount on
 convertible preferred
 stock..................                     --      --        --         --           --         (613)       --
Exercise of stock
 options................                     --       13     1,189        --           --          --         --
Tax benefit deriving
 from exercise and sale
 of stock option
 shares.................                     --      --         94        --           --          --         --
Issue shares to employee
 stock purchase plan....                     --        1        75        --           --          --         --
Purchase and retirement
 of preferred stock.....                  (1,000)    --        --         --           --          --         --
Purchase of treasury
 stock..................                     --      --        --         --           --          --      (1,084)
                                         -------  ------  --------      -----        -----     -------   --------
Balance, June 25, 1999..                  24,304   1,197    22,416        (96)         --       20,605     (7,161)
Net income..............     $15,524         --      --        --         --           --       15,524        --
Other comprehensive
 income:
Net unrealized holding
 gains on marketable
 securities.............          75
Foreign currency
 translation loss.......          (9)
                             -------
Other comprehensive
 income.................          66         --      --        --          66          --          --         --
                             -------
Comprehensive income....     $15,590
                             =======
Shares issued for
 secondary public
 offering...............                     --      322   132,989        --           --          --         --
Conversion of preferred
 stock and retirement of
 treasury shares........                 (24,304)    161    27,532        --           --         (177)       181
Exercise of stock
 options................                     --       45     6,227        --           --          --         --
Exercise of stock
 warrants...............                     --       35     3,697        --           --          --         --
Tax benefit deriving
 from exercise and sale
 of stock option
 shares.................                     --      --      3,859        --           --          --         --
Issue shares to employee
 stock purchase plan....                     --      --        130        --           --          --         --
Issue performance
 shares.................                     --        1       368        --           --          --         --
Issue restricted stock..                     --      --         22        --           (22)        --         --
Purchase of treasury
 stock for deferred
 compensation plan......                     --      --        --         --           --          --        (277)
Amortization of unearned
 compensation expense...                     --      --        --         --            14         --         --
                                         -------  ------  --------      -----        -----     -------   --------
Balance, June 30, 2000..                     --    1,761   197,240        (30)          (8)     35,952     (7,257)
Net loss................     $(7,650)        --      --        --         --           --       (7,650)       --
Other comprehensive
 loss:
Net unrealized holding
 loss on marketable
 securities.............         (73)
Foreign currency
 translation loss.......         (28)
                             -------
Other comprehensive
 loss...................        (101)        --      --        --        (101)         --          --         --
                             -------
Comprehensive loss......     $(7,751)
                             =======
Fair value of stock
 options assumed in
 acquisition............                     --      --      3,371        --           --          --         --
Exercise of stock
 options................                     --       17     1,637        --           --          --         --
Exercise of stock
 warrants...............                     --        2       557        --           --          --         --
Tax benefit deriving
 from exercise and sale
 of stock option
 shares.................                     --      --      2,207        --           --          --         --
Issue shares to employee
 stock purchase plan....                     --        1       142        --           --          --         --
Purchase of treasury
 stock..................                     --      --        --         --           --          --     (23,919)
Purchase of treasury
 stock for deferred
 compensation plan......                     --      --        --         --           --          --         (21)
Amortization of unearned
 compensation expense...                     --      --        --         --             8         --         --
                                         -------  ------  --------      -----        -----     -------   --------
Balance, June 29, 2001..                 $   --   $1,781  $205,154      $(131)       $  --     $28,302   $(31,197)
                                         =======  ======  ========      =====        =====     =======   ========

          See accompanying notes to consolidated financial statements.

                                C-COR.net Corp.

                   Notes to Consolidated Financial Statements
                (In thousands, except share and per share data)

For the three fiscal years ended June 29, 2001

Description of Business and Basis of Presentation

C-COR.net Corp. (the Company) designs, manufactures and markets network distribution and transmission products and provides services and operational support systems to operators of advanced hybrid fiber coax (HFC) broadband networks. The Company operates in two industry segments; the Telecommunications Equipment segment, which includes our Broadband Communications Division and the Broadband Management Services segment, which includes both our Broadband Management Solutions Division and our Technical Services Division. Our Broadband Communications Division is responsible for research, development, management, production, support and sales of advanced fiber optic and RF (radio frequency) equipment. A digital video transport product line was added to this Division with the acquisition of certain operations from ADC Telecommunications, Inc. (ADC), effective August 4, 2001. Our Broadband Management Solutions Division is responsible for the development, integration, management, implementation, support and sales of operational support systems that focus on network management and mobile workforce management solutions. Our Technical Services Division provides outsourced technical services, including network engineering and design, construction, activation, optimization, certification, maintenance and operations.

A. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its foreign and domestic subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

Reporting Periods

Management has adopted a fiscal year that ends on the last Friday in June. For reporting periods presented herein, the periods ended on June 29, 2001, June 30, 2000 and June 25, 1999. These years contained 52, 53 and 52 weeks, respectively (see Note B).

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

Reclassifications

Certain amounts in the consolidated financial statements and related notes have been reclassified to conform to the fiscal year 2001 classifications.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the sale price is fixed and determinable and collectibility is reasonably assured. The Company's revenues derive principally from equipment sales, which are generally recognized when the

                                C-COR.net Corp.

                (In thousands, except share and per share data)

equipment has been shipped. Service revenues, consisting of system design, field services and other consulting engagements, are generally recognized as services are rendered in accordance with the terms of contracts.

The Company applies the revenue recognition guidance of AICPA Statement of Position 97-2, "Software Revenue Recognition" (SOP 97-2), as amended, to its software licensing arrangements. SOP 97-2 requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on vendor specific objective evidence of fair values of the elements. License revenue allocated to software products is generally recognized upon the delivery of the software products. For certain of its software license arrangements where professional services that are being provided are deemed to be essential to the functionality or are for significant production, modification or customization of the software product, both the software product revenue and the professional service revenue are recognized in accordance with the provisions of Accounting Research Bulletin No. 45, "Long-Term Construction-Type Contracts" using the relevant guidance in AICPA Statement of Position 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts." These software license arrangements are being recognized on the completed-contract method as the arrangements represent the Company's initial installations, and the Company did not have the ability to reasonably estimate contract costs at the inception of the contracts. Under the completed-contract method, revenue is recognized when the contract is complete, and all direct costs and related revenues are deferred until that time. Deferred revenue under these contracts represents only amounts billed, and totaled $3,002 at June 29, 2001. Contract costs consist primarily of direct labor and applicable benefits, travel and other direct costs, and equipment costs. The entire amount of an estimated loss on a contract is accrued at the time a loss on a contract is projected. Actual losses may differ from these estimates. As of June 29, 2001, the Company had two such software license arrangements that are being accounted for under the completed-contract method.

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

Marketable Securities

Marketable securities at June 29, 2001 consisted of municipal bonds, U.S. government obligations, mutual funds, corporate obligations, equity securities and certificates of deposit. The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (Statement 115), in accounting for marketable securities. Under Statement 115, the Company classifies its marketable securities portfolios as either available-for-sale or trading, and records them at fair value. For the Company's available-for-sale securities, unrealized holding gains and losses are excluded from income and are recorded directly to shareholders' equity in accumulated other comprehensive loss, net of related deferred income taxes. For the Company's trading securities, unrealized holding gains and losses are included in the statement of operations in the period they arise.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out method.

                                C-COR.net Corp.

                (In thousands, except share and per share data)


Property, Plant and Equipment

Property, plant and equipment, which includes leased property under capital leases, is stated at cost. Depreciation or amortization is calculated on the straight-line method for financial statement purposes based upon the following estimated useful lives:

   Building and improvements under capital lease.................       15 years
   Buildings..................................................... 15 to 25 years
   Machinery and equipment under capital lease...................        5 years
   Machinery and equipment.......................................  2 to 10 years
   Leasehold improvements........................................  6 to 15 years

Computer Software

Under SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," the Company capitalizes certain internal and purchased software development and production costs once technological feasibility has been achieved. The Company did not capitalize any software development costs during fiscal years 2001 and 2000. In fiscal year 2001, the Company wrote off $441 of capitalized software costs, due to exiting certain business activities, which is included as part of restructuring charges in the consolidated statements of operations. Amortization expense for fiscal years 2001, 2000 and 1999 was $265, $353 and $0, respectively.

Goodwill and Intangible Assets

Goodwill acquired in connection with the acquisitions of MobileForce Technologies Inc. (MobileForce) in April 2001 and the asset purchase of Advanced Communications Services, Inc. (ACSI) in January 2000 is being amortized on a straight-line basis over their estimated useful lives of three and ten years, respectively. The cost of other acquired intangibles related to the acquisition of MobileForce include purchased technology, assembled workforce and trademarks, and are being amortized on a straight-line basis over their estimated useful lives of three years. Patent, trademark and license costs related to purchased and internally developed product lines are being amortized on a straight-line basis over their estimated useful lives of three years. Amortization expense for fiscal years 2001, 2000 and 1999 was $1,536, $273 and $172, respectively.

The Company periodically determines whether events or changes in circumstances indicate that the value of goodwill and other intangible assets may not be recoverable. Such assessment is performed using the guidance in SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (Statement 121). During fiscal year 2001, the Company recorded an impairment charge of $49, which represents the unamortized balance of a license, as a result of exiting certain business activities. The impairment charge was included as part of restructuring charges in the consolidated statements of operations.

Investment

On October 6, 1999, the Company invested $501 in Fortress Technologies, Inc. (Fortress), a security networking company and, subsequently on January 11, 2000, increased its investment to $3,501. The investment in Fortress represented approximately a 5 percent ownership interest, and was being carried at cost, since the Company did not exert significant influence over Fortress.

The Company periodically evaluates the recoverability of its investment, and if circumstances arise where a loss in value is considered to be other than temporary, the Company will write the investment down to fair value. As a result of the Company's recoverability analysis of the Fortress investment during the fourth quarter of fiscal year 2001, the Company wrote off the balance of the investment resulting in an impairment charge of $3,501. The write-off is included in the consolidated statements of operations as a component of other expense, net.

                                C-COR.net Corp.

                (In thousands, except share and per share data)


Income Taxes

Under SFAS No. 109, "Accounting for Income Taxes" (Statement 109), deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

At June 29, 2001 and June 30, 2000, treasury stock consisted of 3,160,516 and 1,224,941 shares of common stock, respectively. In fiscal year 2001, the Company repurchased 1,934,590 shares of its common stock for $23,919, under a stock repurchase program allowing for the purchase of up to 4,000,000 shares. The Company used its available capital resources to fund the purchases. The repurchased stock is being held by the Company as treasury stock and is available to be used in meeting the Company's obligations under its present and future stock option plans and for other corporate purposes. In addition, shares of the Company's common stock purchased under a non-qualified deferred compensation arrangement, held in a Rabbi Trust, have been presented in a manner similar to treasury stock. As of June 29, 2001 and June 30, 2000, 24,480 shares and 23,495 shares, respectively, were held in the Trust. In fiscal year 2000, the Company retired 116,672 shares of treasury stock upon the mergers with Convergence.com Corporation (Convergence) and Worldbridge Broadband Services, Inc. (Worldbridge).

Net Income (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding. Diluted net income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding plus the dilutive effect of options, warrants and convertible preferred stock. The dilutive effect of options and warrants is calculated under the treasury stock method using the average market price for

                                C-COR.net Corp.

                (In thousands, except share and per share data)

the period. The dilutive effect of the convertible preferred stock is calculated under the if-converted method. Net income (loss) per share is calculated as follows:

                                                             Year Ended
                                                       -----------------------
                                                        June     June    June
                                                         29,      30,    25,
                                                        2001     2000    1999
                                                       -------  ------- ------
Income (loss) from continuing operations.............. $(7,827) $14,461 $ (704)
Less: Accretion of convertible preferred stock........     --       --    (613)
                                                       -------  ------- ------
Income (loss) available to common shareholders from
 continuing operations................................  (7,827)  14,461 (1,317)
Gain from discontinued operations.....................     177    1,063    397
                                                       -------  ------- ------
Net income (loss) available to common shareholders.... $(7,650) $15,524 $ (920)
                                                       =======  ======= ======
Weighted average common shares outstanding............  32,905   30,039 22,483
Common share equivalents..............................     --     3,929    --
                                                       -------  ------- ------
Weighted average common shares and common share
 equivalents..........................................  32,905   33,968 22,483
                                                       =======  ======= ======
Net income (loss) per share--basic:
  Continuing operations............................... $ (0.24) $  0.48 $(0.06)
  Discontinued operations.............................    0.01     0.04   0.02
                                                       -------  ------- ------
    Net income (loss) available to common
     shareholders..................................... $ (0.23) $  0.52 $(0.04)
                                                       =======  ======= ======
Net income (loss) per share--diluted:
  Continuing operations............................... $ (0.24) $  0.43 $(0.06)
  Discontinued operations.............................    0.01     0.03   0.02
                                                       -------  ------- ------
    Net income (loss) available to common
     shareholders..................................... $ (0.23) $  0.46 $(0.04)
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

Comprehensive Income

SFAS No. 130, "Reporting Comprehensive Income," requires net unrealized investment gains or losses on the Company's available-for-sale securities and net foreign exchange gains or losses on translation to be included in accumulated other comprehensive loss in the consolidated balance sheet and in the disclosure of comprehensive income (loss). The totals of other comprehensive income (loss) items and comprehensive income (loss), which includes net income (loss), are displayed separately in the consolidated statements of shareholders' equity.

                                C-COR.net Corp.

                (In thousands, except share and per share data)


The components of other comprehensive income (loss) and the related tax effects are as follows:

                                                              Income
                                                     Amount     Tax     Amount
                                                     Before   Expense    Net
                                                      Tax    (Benefit) of Taxes
                                                     ------  --------- --------
   Fiscal year ended June 29, 2001:
   Unrealized holding loss during the fiscal year... $(121)    $(48)    $ (73)
   Net foreign currency translation loss............   (46)     (18)      (28)
                                                     -----     ----     -----
   Total other comprehensive loss................... $(167)    $(66)    $(101)
                                                     =====     ====     =====
   Fiscal year ended June 30, 2000:
   Unrealized holding gain during the fiscal year... $ 125     $ 50     $  75
   Net foreign currency translation loss............   (15)      (6)       (9)
                                                     -----     ----     -----
   Total other comprehensive income................. $ 110     $ 44     $  66
                                                     =====     ====     =====
   Fiscal year ended June 25, 1999:
   Unrealized holding gain during the fiscal year... $   7     $  3     $   4
   Net foreign currency translation loss............    (2)      (1)       (1)
                                                     -----     ----     -----
   Total other comprehensive income................. $   5     $  2     $   3
                                                     =====     ====     =====

Accounting and Disclosure Changes

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (Statement
133), as amended by Statement Nos. 137 and 138, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Statement 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company adopted this Statement in its fiscal year 2001 consolidated financial statements as required. Implementation of this Statement did not have a material effect on the Company's consolidated financial statements.

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, which provides guidance for applying generally accepted accounting principles relating to the timing of revenue recognition in financial statements filed with the SEC. The Company adopted SAB 101 effective March 30, 2001, however, there was no material impact on the Company's consolidated financial position or results of operations as a result of the implementation of SAB 101.

In July 2001, the FASB issued SFAS No. 141, "Business Combinations" (Statement
141) which supersedes APB Opinion No. 16, "Business Combinations" and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." Statement 141 addresses financial accounting and reporting for business combinations and requires that all business combinations within the scope of Statement 141 be accounted for using only the purchase method. Statement 141 is required to be adopted for all business combinations initiated after June 30, 2001.

Also in July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" (Statement 142) which supercedes APB Opinion No. 17, "Intangible Assets." Statement 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. Statement 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the

                                C-COR.net Corp.

                (In thousands, except share and per share data)

financial statements. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with Statement 121. The provisions of Statement 142 are required to be applied starting with fiscal years beginning after December 15, 2001. Statement 142, which is required to be applied at the beginning of an entity's fiscal year, is to be applied to all goodwill and other intangible assets recognized in the financial statements at that date.

As of June 29, 2001, the Company has unamortized goodwill of $8,733. Amortization expense related to goodwill was $635, $103 and $0 for fiscal years 2001, 2000 and 1999, respectively. Because of the effort needed to comply with adopting Statements 141 and 142, it is not currently practicable to reasonably estimate the impact of adopting these Statements on the Company's consolidated financial statements.

B. Business Combinations

Purchase Method:

On April 27, 2001, the Company acquired MobileForce, which was accounted for as a purchase. The results of operations of MobileForce are included in the consolidated financial statements from the date of acquisition. Consideration for the acquisition was $9,138, consisting of a cash payment of $5,029, direct transaction costs and expenses of $738 and the assumption of MobileForce stock options to purchase 500,000 shares of the Company's common stock having a fair market value, calculated using the Black-Scholes option-pricing model, of $3,371. The Company used its available cash to fund the cash portion of the consideration. As part of the acquisition, the Company also assumed $15,222 of MobileForce debt. The resulting goodwill of $7,011 is being amortized on a straight-line method over the estimated useful life of three years. The acquisition agreement provides for additional consideration to be paid to MobileForce stockholders, in an amount not to exceed $13,500, if MobileForce achieves certain performance objectives through April 2002.

The assets acquired of MobileForce, including the cost in excess of net assets acquired and liabilities assumed in the acquisition, are as follows:

   Tangible assets acquired at fair value............................. $  3,990
   Intangible assets acquired at fair value...........................   16,600
   Liabilities assumed at fair value..................................  (18,463)
   Cost in excess of net assets acquired..............................    7,011
                                                                       --------
   Total purchase price............................................... $  9,138
                                                                       ========

The following selected unaudited pro forma information is provided to present a summary of the combined results of the Company's continuing operations, as if the acquisition had occurred as of June 26, 1999, giving effect to purchase accounting adjustments. The pro forma data is for informational purposes only and may not necessarily reflect the results of continuing operations of the Company had MobileForce operated as part of the Company for the years ended June 29, 2001 and June 30, 2000.

                                                               Year Ended
                                                            ------------------
                                                            June 29,  June 30,
                                                              2001      2000
                                                            --------  --------
   Net sales............................................... $223,796  $283,262
   Net loss from continuing operations..................... $(21,251) $ (1,302)
   Net loss per share--diluted............................. $  (0.65) $  (0.04)

                                C-COR.net Corp.

                (In thousands, except share and per share data)


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

Prior to the merger, Convergence had operated on a calendar year basis. Operating results for fiscal year 1999 include the operations of Convergence for the 12-month period ended June 30, 1999.

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

Prior to the merger, SVCI had operated on a fiscal year ending in June. Operating results for fiscal year 1999 include the operations of SVCI for the 12-month period ended June 25, 1999.

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

Prior to the merger, Worldbridge had operated on a calendar year basis. Operating results for fiscal year 1999 include the operations of Worldbridge for the 12-month period ended June 30, 1999. Operating results for fiscal year 1998 included the operations of Worldbridge for the 12-month period ended December 31, 1998. This resulted in an overlapping period (July 1998 through December 1998) for Worldbridge's results of operations being included in the consolidated financial statements for the fiscal year ended June 25, 1999. Accordingly, the consolidated statement of shareholders' equity for fiscal year 1999 includes a $712 adjustment to eliminate the impact on retained earnings for the overlap period.

The Company recorded one-time charges of $9,045 related to the business combinations with Convergence, SVCI and Worldbridge during fiscal year 2000. The one-time charges included the merger transaction and other related costs, as well as restructuring costs which included severance payments for approximately 40 employees affected by consolidation of positions and administrative functions resulting from the mergers, and write-off of assets related to existing fiber optic products that became redundant as a result of the acquisition of SVCI. At June 29, 2001, a liability of $498 related to these business combination costs is included in accrued liabilities.

                                C-COR.net Corp.

                (In thousands, except share and per share data)


Net sales and net income (loss) for the Company, Convergence, SVCI and Worldbridge prior to the combinations are as follows:

                                                                      Year Ended
                                                                       June 25,
                                                                         1999
                                                                      ----------
   Net sales:
     C-COR.net Corp..................................................  $172,964
     Convergence.....................................................     6,635
     SVCI............................................................     5,509
     Worldbridge.....................................................    18,743
                                                                       --------
   Combined..........................................................  $203,851
                                                                       ========
   Net income (loss):
     C-COR.net Corp..................................................  $ 10,852
     Convergence.....................................................    (2,516)
     SVCI............................................................    (8,622)
     Worldbridge.....................................................       (21)
                                                                       --------
   Combined..........................................................  $   (307)
                                                                       ========

C. Restructuring

In fiscal year 2001, the Company recorded a restructuring charge of $11,031 related to its decision to consolidate its manufacturing and network management operations and discontinue providing high-speed data helpdesk services, affecting the Company's State College and Tipton, Pennsylvania, and Suwanee, Georgia, facilities. The restructuring charges represent employee termination benefits for approximately 850 employees, of which approximately 110 were still employed as of June 29, 2001, and other costs to consolidate the operations. Other costs reflect a write-down of fixed assets and other long-lived assets that were employed in the operations, which the Company anticipates disposing of in the first half of fiscal year 2002, as well as cancellation costs associated with fixed contractual obligations.

Details of the restructuring charges as of June 29, 2001 are as follows:

                                                                     Accrual at
                                       Restructuring  Cash            June 29,
                                          Charges     Paid  Non-cash    2001
                                       ------------- ------ -------- ----------
   Employee severance and termination
    benefits.........................     $ 5,391    $3,533  $  --     $1,858
   Write-off of property, plant and
    equipment........................       4,036         3   4,033       --
   Write-off of intangible and other
    long-lived assets................         490       --      490       --
   Contractual obligations and
    other............................       1,114       500      16       598
                                          -------    ------  ------    ------
   Total.............................     $11,031    $4,036  $4,539    $2,456
                                          =======    ======  ======    ======

It is expected that the remaining amounts accrued as of June 29, 2001 will be paid out over the first half of fiscal year 2002.

D. Discontinued Operations

On July 10, 1997, the Company announced the discontinuation of its Digital Fiber Optics Transmission Products segment located in Fremont, California.

                                C-COR.net Corp.

                (In thousands, except share and per share data)


The Company recorded gains on the disposal of the discontinued operations, net of tax, of $177, $1,063 and $397, for fiscal years 2001, 2000 and 1999, respectively.

The assets and liabilities of the discontinued operations have been reclassified in the accompanying consolidated financial statements to separately identify them as net assets related to the discontinued operations. These net assets consist of net working capital and other assets, less related liabilities, as of June 29, 2001 and June 30, 2000:

                                                          June 29, June 30,
                                                            2001     2000
                                                          -------- --------
   Current assets:
     Accounts receivable.................................  $ --     $  16
     Note receivable.....................................    --        70
     Deferred tax assets.................................    375      493
                                                           -----    -----
                                                             375      579
                                                           -----    -----
   Current liabilities:
     Accrued warranty....................................    (75)    (150)
     Allowance for disposal of discontinued operations...    (50)     (50)
                                                           -----    -----
                                                            (125)    (200)
                                                           -----    -----
   Net assets of discontinued operations.................  $ 250    $ 379
                                                           =====    =====

                                C-COR.net Corp.

                (In thousands, except share and per share data)


E. Marketable Securities

Marketable securities as of June 29, 2001 and June 30, 2000 consisted of the following:

                                                    Gross      Gross
                                                  Unrealized Unrealized
                                        Amortized  Holding    Holding    Fair
                                          Cost      Gains      Losses    Value
                                        --------- ---------- ---------- -------
   June 29, 2001:
   Available-for-sale:
     Municipal bonds (Due in 1 year or
      less)...........................   $ 3,180     $--       $ --     $ 3,180
     Corporate obligations (Due in 1
      year or less)...................     9,819      --         --       9,819
     Equity securities................         1        2        --           3
                                         -------     ----      -----    -------
   Total classified as current
    assets............................   $13,000     $  2      $ --     $13,002
                                         =======     ====      =====    =======
   Available-for-sale:
     Mutual funds.....................   $    45     $  2      $ --     $    47
     U.S. government securities (Due
      in 1 year or less)..............        71      --         --          71
     Corporate obligations (Due in 2
      to 5 years).....................        60        1        --          61
     Equity securities................       227      --          (5)       222
     Certificate of deposits..........        30      --         --          30
   Trading:
     Mutual funds.....................       964        8       (166)       806
                                         -------     ----      -----    -------
   Total classified as noncurrent
    assets............................   $ 1,397     $ 11      $(171)   $ 1,237
                                         =======     ====      =====    =======
   June 30, 2000:
   Available-for-sale:
     Municipal bonds (Due in 1 year or
      less)...........................   $   335     $--       $ (12)   $   323
     Corporate obligations (Due in 1
      year or less)...................    41,828      --         --      41,828
     Equity securities................         1        2        --           3
                                         -------     ----      -----    -------
   Total classified as current
    assets............................   $42,164     $  2      $ (12)   $42,154
                                         =======     ====      =====    =======
   Available-for-sale:
     Mutual funds.....................   $   612     $ 91      $ (13)   $   690
                                         -------     ----      -----    -------
   Total classified as noncurrent
    assets............................   $   612     $ 91      $ (13)   $   690
                                         =======     ====      =====    =======

F. Inventories

Inventories as of June 29, 2001 and June 30, 2000 consisted of the following:

                                                                  June    June
                                                                   29,     30,
                                                                  2001    2000
                                                                 ------- -------
   Finished goods............................................... $11,277 $ 5,288
   Work-in-process..............................................   5,576   6,841
   Raw materials................................................  17,956  19,631
                                                                 ------- -------
                                                                 $34,809 $31,760
                                                                 ======= =======

                                C-COR.net Corp.

                (In thousands, except share and per share data)

Included in the amounts above were reserves for obsolete and excess inventories of $9,361 at June 29, 2001 and $3,094 at June 30, 2000.

G. Property, Plant and Equipment

Property, plant and equipment as of June 29, 2001 and June 30, 2000 consisted of the following:

                                                                June     June
                                                                 29,      30,
                                                                2001     2000
                                                               -------  -------
   Land....................................................... $   468  $   468
   Buildings..................................................  10,264   11,027
   Machinery and equipment under capital lease................   2,153      173
   Machinery and equipment....................................  61,864   60,053
   Leasehold improvements.....................................   1,729    1,584
                                                               -------  -------
                                                                76,478   73,305
   Less accumulated depreciation and amortization............. (54,869) (44,983)
                                                               -------  -------
                                                               $21,609  $28,322
                                                               =======  =======

H. Intangible Assets

Intangible assets as of June 29, 2001 and June 30, 2000 consisted of the following:

                                                                June
                                                                 29,    June 30,
                                                                2001      2000
                                                               -------  --------
   Cost of intangibles:
     Goodwill................................................. $ 9,471   $2,461
     Purchased technology.....................................  11,100      --
     Assembled workforce......................................   2,900      --
     Patents and trademarks...................................   1,100        8
     Licensing costs..........................................     --       250
                                                               -------   ------
                                                                24,571    2,719
                                                               -------   ------
   Less accumulated amortization:
     Goodwill.................................................    (738)    (103)
     Purchased technology.....................................    (617)     --
     Assembled workforce......................................    (161)     --
     Patents and trademarks...................................     (61)     --
     Licensing costs..........................................     --      (139)
                                                               -------   ------
                                                                (1,577)    (242)
                                                               -------   ------
                                                               $22,994   $2,477
                                                               =======   ======

I. Credit Facilities

In June 2001, the Company amended its credit agreement established with three banks under which it may borrow up to $70,000. The agreement has two parts. First, $20,000 is available as a revolving line-of-credit, subject to an aggregate sub-limit of $2,000 for issuance of letters of credit, which is committed through

                                C-COR.net Corp.

                (In thousands, except share and per share data)

November 30, 2001. The second part is a standby acquisition facility, which enables the Company to borrow up to $50,000, for strategic acquisitions and/or investments, which is also committed through November 30, 2001. A pricing matrix has been established for credit pricing on these facilities which is a function of the Company's total funded indebtedness to earnings before interest, taxes, depreciation and amortization (EBITDA) ratio adjusted for certain non-recurring charges. Borrowings under the credit agreement bear interest at various rates, at our option, and are limited to two and a quarter (2.25) times adjusted EBITDA. Borrowings on these facilities are unsecured, subject to a negative pledge on all business assets, and the Company is required to maintain certain financial ratios and comply with indebtedness tests. As of June 29, 2001, the Company had no borrowings outstanding under the credit agreement and, based on fiscal year 2001 adjusted EBITDA, approximately $30.6 million of the facility was available. Based upon the current slowdown in business, the Company anticipates a reduced borrowing capacity under the current credit agreement. The Company is in the process of soliciting proposals for renewal of the credit agreement at the end of the current commitment period.

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

From March to May 1999, SVCI borrowed $1,817 from certain founders and shareholders of SVCI under promissory notes payable. As of June 30, 2000, the balance on these loans was $0. In connection with these notes, SVCI issued warrants to purchase its common stock (see Note L). In connection with the merger, these warrants were converted into warrants to acquire the Company's common stock.

J. Long-term Debt

                                                               June 29, June 30,
                                                                 2001     2000
                                                               -------- --------
   Notes payable..............................................  $1,470   $1,633
   Capital lease obligations..................................     295      119
                                                                ------   ------
                                                                 1,765    1,752
   Less current portion.......................................    (264)    (225)
                                                                ------   ------
                                                                $1,501   $1,527
                                                                ======   ======

Notes Payable: The Company obtained funding through the Pennsylvania Industrial Development Authority (PIDA) of $539 for construction of the Tipton, Pennsylvania, manufacturing facility. The PIDA borrowing has an interest rate of 3%, which is contingent upon meeting certain job creation commitments. Monthly payments of principal and interest of $4 are required through 2006. Certain property, plant and equipment collateralize the borrowing. The principal balance at June 29, 2001, was $188.

The Company obtained funding through the PIDA of $1,952 for 40% of the cost of building expansion at its manufacturing facility in State College, Pennsylvania. The PIDA borrowing has an interest rate of 2%, which is

                                C-COR.net Corp.

                (In thousands, except share and per share data)

contingent upon meeting certain job creation commitments. Monthly payments of principal and interest of $13 are required through 2010. Certain property, plant and equipment collateralize the borrowing. The principal balance at June 29, 2001, was $1,282.

As a result of the various business combinations consummated in fiscal years 2000 and 2001, the Company acquired various capital leases for machinery and equipment, office equipment and furniture and fixtures that expire through 2006. At June 29, 2001, the future minimum payments required under capital lease arrangements were as follows:

   Fiscal year ending:
     2002................................................................. $142
     2003.................................................................  130
     2004.................................................................   76
     2005.................................................................   23
     2006.................................................................   11
                                                                           ----
                                                                            382
   Less amount representing interest......................................   87
                                                                           ----
   Present value of future minimum lease payments.........................  295
   Less current portion of obligation under capital leases................   99
                                                                           ----
   Long-term obligations under capital lease.............................. $196
                                                                           ====

Long-term debt at June 29, 2001, had scheduled maturities as follows:

   Fiscal year ending:
     2002................................................................ $  264
     2003................................................................    273
     2004................................................................    238
     2005................................................................    196
     2006................................................................    169
     Thereafter..........................................................    625
                                                                          ------
                                                                          $1,765
                                                                          ======

Total interest paid on the short-term credit facilities (see Note I) and long-term debt was $109, $433 and $399 for fiscal years 2001, 2000 and 1999, respectively.

K. Stock Award Plans

In October 1998, the Company adopted an Incentive Plan (1998 Incentive Plan), which provides for several types of equity-based incentive compensation awards. In August 2000, the 1998 Incentive Plan was amended and restated by the Board of Directors (Amended Incentive Plan). Awards, when made, may be in the form of stock options, restricted shares, performance shares and performance units. Stock options granted to employees and directors are at a price not less than 100% of the fair market value of such shares on the date of grant. Stock options granted to certain employees generally begin vesting in cumulative annual installments of 25% per year beginning one year after the date of grant. Options granted to non-employee directors are exercisable one year after grant.

                                C-COR.net Corp.

                (In thousands, except share and per share data)


During fiscal year 2001, the Company issued performance units to certain officers of the Company pursuant to the Amended Incentive Plan. The performance units will be earned based upon certain performance criteria. There was no compensation expense recorded in fiscal year 2001 related to the performance units. In addition, during fiscal year 2001 the Company reversed compensation expense of $197 that had originally been recorded during the previous fiscal year for performance units issued to certain officers of the Company during fiscal year 2000, because achievement of the performance criteria was no longer deemed to be probable. These performance units were subsequently canceled.

During fiscal year 1999, 4,000 restricted shares were awarded under the 1998 Incentive Plan. The restricted shares had an aggregate value of $22, which was amortized over a vesting period through June 2001. Also during fiscal year 1999, 22,000 performance shares were awarded to certain officers and key employees pursuant to the Company's 1998 Incentive Plan. During fiscal year 2000, 18,000 of the performance share awards were earned based upon achievement of certain performance criteria and 4,000 were cancelled. Compensation expense of $554 related to the performance shares was recorded in fiscal year 2000 based upon the current market price of the Company's common stock at the time the performance criteria were satisfied.

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

In connection with the acquisition of MobileForce, outstanding incentive and nonqualified stock options to acquire MobileForce common stock were converted into stock options to acquire the Company's common stock. The incentive and nonqualified stock options expire upon the earlier of three months after the date of termination of employment or ten years from the date of grant. The options vested immediately upon assumption by the Company.

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

                                C-COR.net Corp.

                (In thousands, except share and per share data)


The Company has adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation" (Statement 123). As allowed by Statement 123, the Company has chosen to continue to account for stock-based compensation using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the grant date over the amount an employee must pay to acquire the stock. Accordingly, no compensation cost has been recognized. Had compensation cost for the Company's plans been determined under Statement 123, the Company's net income (loss) and net income (loss) per share would have been adjusted to the pro forma amounts indicated below:

                                                            Year Ended
                                                     -------------------------
                                                                June    June
                                                     June 29,    30,     25,
                                                       2001     2000    1999
                                                     --------  ------- -------
   Net income (loss)
     As reported.................................... $ (7,650) $15,524 $  (307)
     Pro forma...................................... $(13,654) $11,438 $(3,781)
   Net income (loss) per share:
     Basic
       As reported.................................. $  (0.23) $  0.52 $ (0.04)
       Pro forma.................................... $  (0.41) $  0.38 $ (0.20)
     Diluted
       As reported.................................. $  (0.23) $  0.46 $ (0.04)
       Pro forma.................................... $  (0.41) $  0.34 $ (0.20)

The per share weighted-average fair values of stock options granted during fiscal years 2001, 2000 and 1999 were $5.37, $14.01 and $8.66, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Fiscal year 2001-expected dividend yield of 0%, risk-free interest rate of 4.89%, a volatility factor of 86.00% and a weighted-average expected life of approximately 4 years.

Fiscal year 2000-expected dividend yield of 0%, risk-free interest rate of 6.25%, a volatility factor of 77.42% and a weighted-average expected life of approximately 4 years.

Fiscal year 1999-expected dividend yield of 0%, risk-free interest rate of 5.00%, a volatility factor of 73.95% and a weighted-average expected life of approximately 4 years.

The fair value of stock options included in the pro forma amounts for fiscal years 2001, 2000 and 1999 is not necessarily indicative of future effects on net income (loss) and net income (loss) per share.

                                C-COR.net Corp.

                (In thousands, except share and per share data)


A summary of the status of the Company's stock option plans as of June 29, 2001, June 30, 2000 and June 25, 1999, and changes during the years ended on those dates is presented below:

                               June 29, 2001             June 30, 2000             June 25, 1999
                          ------------------------- ------------------------- -------------------------
                                     Weighted-Avg.             Weighted-Avg.             Weighted-Avg.
                           Shares    Exercise Price  Shares    Exercise Price  Shares    Exercise Price
                          ---------  -------------- ---------  -------------- ---------  --------------
Outstanding at beginning
 of year................  4,590,965      $12.53     4,365,279      $ 7.66     3,161,234      $6.25
Granted.................  3,108,332      $ 6.92     1,594,211      $21.55     1,820,625      $9.04
Exercised...............   (344,542)     $ 5.17      (927,899)     $ 6.73      (256,438)     $4.77
Canceled................   (941,268)     $14.16      (440,626)     $ 8.99      (360,142)     $3.78
                          ---------                 ---------                 ---------
Outstanding at end of
 year...................  6,413,487      $ 9.97     4,590,965      $12.53     4,365,279      $7.66
                          =========                 =========                 =========
Options exercisable at
 end of year............  2,590,835                 1,484,376                 1,675,146
                          =========                 =========                 =========

The following table summarizes information about the Company's stock option plans as of June 29, 2001:

                                    Options Outstanding              Options Exercisable
                          --------------------------------------- -------------------------
                                      Weighted-Avg.
                            Number      Remaining   Weighted-Avg.   Number    Weighted-Avg.
                          Outstanding  Contractual    Exercise    Exercisable   Exercise
Range of Exercise Prices  at 6/29/01  Life (years)      Price     at 6/29/01      Price
------------------------  ----------- ------------- ------------- ----------- -------------
$ 0.06..................       1,890       4.8         $ 0.06          1,890     $ 0.06
$ 0.50..................      41,629       3.0         $ 0.50         41,629     $ 0.50
$ 1.06 to $ 1.50........     393,370       6.0         $ 1.47        380,142     $ 1.49
$ 2.00 to $ 3.00........     101,000       2.0         $ 2.99        101,000     $ 2.99
$ 3.06 to $ 4.25........     199,600       2.1         $ 3.57        199,600     $ 3.57
$ 4.75 to $ 7.00........   1,893,749       7.1         $ 6.04        329,860     $ 5.60
$ 7.19 to $10.78........   1,187,347       5.8         $ 7.90        565,893     $ 7.98
$10.81 to $16.19........   1,657,972       6.1         $11.62        694,108     $11.32
$16.41 to $24.50........     752,093       6.7         $21.70        229,193     $21.82
$25.75 to $38.50........     179,150       6.5         $31.51         45,960     $31.82
$39.13 to $49.72........       5,687       6.6         $42.86          1,560     $42.59
                           ---------                               ---------
                           6,413,487       6.2         $ 9.97      2,590,835     $ 8.63
                           =========                               =========

L. Shareholders' Equity

(a) Classes of Capital Stock

The authorized, issued and outstanding shares of the Company's classes of capital stock are as follows:

                                  Authorized     Issued and outstanding at:
                                   Shares as  --------------------------------
                                  of June 29,  June 29,   June 30,   June 25,
                                     2001        2001       2000       1999
                                  ----------- ---------- ---------- ----------
Preferred stock, no par..........   2,000,000        --         --         --
Series A redeemable convertible
 preferred stock.................         --         --         --     300,000
Series B convertible preferred
 stock...........................         --         --         --     378,136
Series C convertible preferred
 stock...........................         --         --         --     694,352
Series D convertible preferred
 stock...........................         --         --         --       9,534
Common stock, $.05 par value per
 share, net of treasury stock.... 100,000,000 32,469,221 33,994,884 22,604,947

                                C-COR.net Corp.

                (In thousands, except share and per share data)


Shares presented in the table above have been adjusted based upon the applicable exchange ratios associated with the acquisitions of Convergence, SVCI and Worldbridge (see Note B).

During fiscal year 2000, the Series A through D convertible preferred stocks were converted into common stock, in conjunction with the acquisitions of Convergence, SVCI and Worldbridge.

(b) Warrants

Warrants presented in the table below have been adjusted for the stock split and applicable exchange ratios associated with the acquisitions of Convergence and SVCI (see Notes A and B).

As a result of the consummated mergers with Convergence and SVCI, warrants to acquire Convergence and SVCI preferred and common stock were converted into warrants to acquire common stock of the Company. These warrants were originally issued in connection with various financing and employment arrangements.

The following table summarizes information about warrants outstanding as of June 29, 2001:

                                                                       Warrants issued in connection
                                                                                   with:
                          Warrants    Warrants             Fiscal Year ------------------------------
                         Originally  Outstanding  Exercise  Warrants     Debt     Equity   Employment
Issued                     Issued   as of 6/29/01  Prices    Expire    Financing Financing  Services
------                   ---------- ------------- -------- ----------- --------- --------- ----------
Fiscal Year 1997........   264,696         --      $10.58     2001          --    264,696       --
Fiscal Year 1998........   600,000       6,000     $ 5.00     2005          --    600,000       --
Fiscal Year 1998........     6,050         --      $ 6.56     2002        6,050       --        --
Fiscal Year 1999........   133,860      80,316     $ 5.00     2003          --        --    133,860
Fiscal Year 1999........    14,180       2,836     $ 6.56     2002       14,180       --        --
Fiscal Year 1999........   207,030     199,460     $15.87     2002      207,030       --        --
Fiscal Year 1999........     7,562       7,562     $37.02     2002        7,562       --        --
                         ---------     -------                          -------   -------   -------
                         1,233,378     296,174                          234,822   864,696   133,860
                         =========     =======                          =======   =======   =======

The fair value of the warrants issued in connection with debt financing transactions was calculated by the Company using the Black-Scholes pricing model. In fiscal year 1999, warrants to purchase 228,772 shares of the Company's stock were issued in connection with these debt financing arrangements. The warrants had a fair value of $1,292 which was amortized over the life of the related loans. Amortization in fiscal years 2000 and 1999 totaled $381 and $911, respectively, which was included in interest expense in the accompanying consolidated statements of operations. No separate fair values were calculated in connection with the 864,696 warrants in fiscal years 1998 and 1997, as these were issued in connection with an equity financing transaction. Also in fiscal year 1999, the Company recognized compensation expense of $247 in connection with the issuance of warrants to an employee, as the exercise price was less than the fair value of the stock on the date of grant.

                                C-COR.net Corp.

                (In thousands, except share and per share data)


M. Income Taxes

Total income tax expense (benefit) was allocated as follows:

                                                          Year Ended
                                                   ---------------------------
                                                    June
                                                     29,    June 30,  June 25,
                                                    2001      2000      1999
                                                   -------  --------  --------
   Income (loss) from continuing operations....... $(5,164) $ 5,512    $4,839
   Gain on disposal of discontinued operations....     117      668       477
   Shareholders' equity, for unrealized holding
    gain (loss)...................................     (48)      50         3
   Shareholders' equity, for net foreign currency
    translation loss..............................     (18)      (6)       (1)
   Shareholders' equity, for tax benefit derived
    from exercise and sale of stock option
    shares........................................  (2,207)  (3,859)      (94)
                                                   -------  -------    ------
                                                   $(7,320) $ 2,365    $5,224
                                                   =======  =======    ======

Income tax expense (benefit) attributable to continuing operations consisted of the following components:

                                                            Year Ended
                                                     ---------------------------
                                                      June
                                                       29,    June 30,  June 25,
                                                      2001      2000      1999
                                                     -------  --------  --------
   Current:
     Federal........................................ $  (162) $ 7,510   $ 6,466
     State..........................................     102    1,740       617
     Foreign........................................     150      165        59
                                                     -------  -------   -------
                                                          90    9,415     7,142
                                                     -------  -------   -------
   Deferred:
     Federal........................................  (4,367)  (3,200)   (1,914)
     State..........................................    (887)    (703)     (389)
                                                     -------  -------   -------
                                                      (5,254)  (3,903)   (2,303)
                                                     -------  -------   -------
                                                     $(5,164) $ 5,512   $ 4,839
                                                     =======  =======   =======

A reconciliation of the effective income tax rate from continuing operations with the U.S. federal income tax rate of 35 percent applied to pretax income
(loss) from continuing operations was as follows:

                                    Year Ended
                            ---------------------------
                            June 29,  June 30, June 25,
                              2001      2000     1999
                            --------  -------- --------
   Statutory rate..........  (35.0)%    35.0%    35.0%
   State income taxes, net
    of federal tax.........   (6.3)      5.4    (10.8)
   Tax effect of foreign
    income and losses......   (1.1)      0.3      --
   Tax effect of foreign
    sales corporation......   (2.9)     (1.1)     --
   Increase (decrease) in
    the valuation
    allowance..............   10.2     (23.6)    92.8
   Research and
    experimental tax
    credit.................   (3.1)     (1.1)     --
   Permanent differences...    1.0      10.1      --
   Other...................   (2.5)      2.6      --
                             -----     -----    -----
                             (39.7)%    27.6%   117.0%
                             =====     =====    =====

                                C-COR.net Corp.

                (In thousands, except share and per share data)


The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 29, 2001 and June 30, 2000, relating to continuing operations, are presented below:

                                                               June     June
                                                                29,      30,
                                                               2001     2000
                                                              -------  -------
Gross deferred tax assets:
  Accounts receivable, principally due to allowance for
   doubtful accounts......................................... $   570  $   431
  Inventories, principally due to additional costs for tax
   purposes..................................................     290      --
  Inventories, principally due to accrual for obsolescence...   3,729    1,229
  Compensated absences, principally due to accrual for
   financial reporting purposes..............................     620      768
  Workers' compensation expense accrual for financial
   reporting purposes........................................     471      631
  Warranty expense accrual for financial reporting purposes..   1,444      893
  Employee benefit plan accrual for financial reporting
   purposes..................................................     449      498
  Deferred research and development for tax purposes.........   1,003    1,446
  Investment impairment for financial reporting purposes.....   1,225      --
  Net operating loss carryforwards...........................   9,167    8,410
  Research and development tax credit carryforwards..........   1,202      890
  Restructuring expense accrual for financial reporting
   purposes..................................................   2,446      --
  Other......................................................   1,698    1,681
                                                              -------  -------
    Total gross deferred tax assets..........................  24,314   16,877
Less valuation allowance.....................................  (4,048)  (2,727)
                                                              -------  -------
  Net total deferred tax assets..............................  20,266   14,150
                                                              -------  -------
Gross deferred tax liabilities
  Plant and equipment, principally due to differences in
   depreciation..............................................    (875)  (1,550)
  Other......................................................    (290)    (221)
                                                              -------  -------
    Total gross deferred tax liabilities.....................  (1,165)  (1,771)
                                                              -------  -------
Net deferred tax assets...................................... $19,101  $12,379
                                                              =======  =======
Reflected in consolidated balance sheets as:
  Current deferred tax assets................................ $12,250  $ 7,470
  Non-current deferred tax assets............................   6,851    4,909
                                                              -------  -------
    Net deferred tax assets pertaining to continuing
     operations.............................................. $19,101  $12,379
                                                              =======  =======

The valuation allowance for deferred tax assets as of the beginning of fiscal year 2001 and 2000 was $2,727 and $7,433, respectively. The net change in valuation allowance for the years ended June 29, 2001 and June 30, 2000 was an increase (decrease) of $1,321 and $(4,706), respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. In order to fully realize the net total deferred tax assets, the Company will need to generate future taxable income prior to the expiration of the net operating loss carryforwards which expire at various years through 2020. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deferred tax assets, net of the

                                C-COR.net Corp.

                (In thousands, except share and per share data)

valuation allowance at June 29, 2001. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

Subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets as of June 29, 2001 will be allocated to income tax benefit that would be reported in the consolidated statements of operations.

At June 29, 2001, the Company had federal net operating loss carryforwards of approximately $21,249 and state net operating loss carryforwards of approximately $24,636, which are available to offset future federal and state taxable income, and expire at various dates through fiscal year 2020. In addition, at June 29, 2001, the Company has research and development credit carryovers for federal and state income tax purposes of approximately $938 and $264, respectively. The federal credit carryforwards expire in the years through 2021, and the state carryforwards can be carried forward indefinitely.

The Company has not recognized a deferred tax liability for the basis differences and the undistributed earnings related to its foreign subsidiaries since the investment is essentially permanent in duration. Undistributed earnings were approximately $945 at June 29, 2001.

Cash paid for income taxes was $7,866, $6,603 and $2,915 in fiscal years 2001, 2000 and 1999, respectively.

N. Retirement Plans

The Company has retirement savings and profit sharing plans, which qualify under Section 401(k) of the Internal Revenue Code. Participation is available to all employees meeting minimum service requirements.

The Company has a deferred compensation plan that does not qualify under
Section 401 of the Internal Revenue Code, which provides officers and key executives with the opportunity to participate in an unqualified deferred compensation plan. The total of net participant deferrals, which is reflected in other long-term liabilities, was $1,100 and $1,325 at June 29, 2001 and June 30, 2000, respectively.

The Company also has a deferred retirement salary plan, which is limited to certain officers. The Company has accrued the present value of the estimated future retirement benefit payments over the estimated service period from the date of the agreements. The accrued balance of these plans, included in other long-term liabilities, was $911 and $907 at June 29, 2001 and June 30, 2000, respectively.

Total expenses for these plans were $1,482, $1,840 and $1,158 for fiscal years 2001, 2000 and 1999, respectively.

                                C-COR.net Corp.

                (In thousands, except share and per share data)


O. Accrued Liabilities

Accrued liabilities as of June 29, 2001 and June 30, 2000 consisted of the following:

                                                                 June    June
                                                                  29,     30,
                                                                 2001    2000
                                                                ------- -------
   Accrued incentive plan expense.............................. $ 1,540 $ 3,510
   Accrued vacation expense....................................   1,549   1,880
   Accrued salary expense......................................   1,568   2,678
   Accrued warranty expense....................................   3,610   2,232
   Accrued workers' compensation self-insurance expense........   1,178   1,577
   Accrued restructuring costs.................................   2,456     --
   Accrued income tax payable..................................     315   4,199
   Accrued other...............................................   6,081   3,980
                                                                ------- -------
                                                                $18,297 $20,056
                                                                ======= =======

P. Other Expense, Net

Other expense, net for fiscal years 2001, 2000 and 1999 was as follows:

                                                            Year Ended
                                                    --------------------------
                                                    June 29, June 30, June 25,
                                                      2001     2000     1999
                                                    -------- -------- --------
   (Gain) loss on foreign currency transactions....  $  (55)   $ 81     $  4
   Write-off of long-term investment...............   3,501     --       --
   Other (income) expense, net.....................     (40)    121      373
                                                     ------    ----     ----
                                                     $3,406    $202     $377
                                                     ======    ====     ====

Q. Concentration of Credit Risk

The Company's customers are primarily in the cable television industry. The Company performs periodic credit evaluations of its customers' financial conditions and generally does not require collateral. At June 29, 2001 and June 30, 2000, accounts receivables from customers in the cable industry were approximately $26,142 and $50,309, respectively. Receivables are generally due within 30 days. Credit losses are provided for in the consolidated financial statements and have consistently been within management's expectations.

Sales to four customers were $38,769 (17%), $34,168 (15%), $33,125 (15%) and
$27,353 (12%), respectively, in fiscal year 2001. Sales to three customers were $54,592 (19%), $52,020 (18%) and $35,929 (13%), respectively, in fiscal year
2000. Sales to two customers were $54,044 (27%) and $31,314 (15%), respectively, in fiscal year 1999. All of these principal customers purchase both products and services.

R. Commitments and Contingencies

The Company had an established letter of credit of $1,700 at June 29, 2001, for its self-insured workers' compensation program.

                                C-COR.net Corp.

                (In thousands, except share and per share data)


The Company leases real property and other equipment under operating leases. Certain leases are renewable and provide for the payment of real estate taxes and other occupancy expenses. At June 29, 2001, the future minimum lease payments for noncancelable leases with remaining lease terms in excess of one year were as follows:

   Fiscal year ending:
     2002............................................................... $ 4,628
     2003...............................................................   3,907
     2004...............................................................   1,706
     2005...............................................................   1,361
     2006...............................................................     429
                                                                         -------
                                                                         $12,031
                                                                         =======

Rent expense relating to continuing operations was $5,460, $4,074 and $3,412 for fiscal years 2001, 2000 and 1999, respectively.

S. Quarterly Results of Operations (Unaudited)

Quarterly results of operations for fiscal years 2001 and 2000 were as follows:

                                   First  Second    Third   Fourth
                                  Quarter Quarter  Quarter  Quarter   Total
                                  ------- -------  -------  -------  --------
Fiscal Year 2001
Net sales........................ $78,335 $66,045 $ 40,134  $38,781  $223,295
Gross profit.....................  21,293  17,673    1,669    4,992    45,627
Income (loss) from continuing
 operations......................   5,814   4,284  (11,524)  (6,401)   (7,827)
Discontinued operations..........       1      (5)       6      175       177
Net income (loss)................ $ 5,815 $ 4,279 $(11,518) $(6,226) $ (7,650)
                                  ======= ======= ========  =======  ========
Net income (loss) per share--
 basic:
  Continuing operations.......... $  0.17 $  0.13 $  (0.36) $ (0.20) $  (0.24)
  Discontinued operations........     --      --       --      0.01      0.01
                                  ------- ------- --------  -------  --------
    Net income (loss)............ $  0.17 $  0.13 $ ( 0.36) $( 0.19) $  (0.23)
                                  ======= ======= ========  =======  ========
Net income (loss) per share--
 diluted:
  Continuing operations.......... $  0.16 $  0.13  $ (0.36) $ (0.20) $  (0.24)
  Discontinued operations........     --      --       --      0.01      0.01
                                  ------- -------  -------  -------  --------
    Net income (loss)............ $  0.16 $  0.13  $ (0.36) $ (0.19) $  (0.23)
                                  ======= =======  =======  =======  ========

                                C-COR.net Corp.

                (In thousands, except share and per share data)


S. Quarterly Results of Operations (Unaudited) (Continued)

                                        First  Second   Third  Fourth
                                       Quarter Quarter Quarter Quarter  Total
                                       ------- ------- ------- ------- --------
Fiscal Year 2000
Net sales............................. $70,888 $68,954 $63,339 $80,081 $283,262
Gross profit..........................  18,749  17,991  16,690  21,456   74,886
Income from continuing operations.....     341   4,294   4,635   5,191   14,461
Discontinued operations...............      36       6     780     241    1,063
Net income............................ $   377 $ 4,300 $ 5,415 $ 5,432 $ 15,524
                                       ======= ======= ======= ======= ========
Net income per share--basic:
  Continuing operations............... $  0.01 $  0.15 $  0.14 $  0.15 $   0.48
  Discontinued operations.............     --      --     0.02    0.01     0.04
                                       ------- ------- ------- ------- --------
    Net income........................ $  0.01 $  0.15 $  0.16 $  0.16 $   0.52
                                       ======= ======= ======= ======= ========
Net income per share--diluted:
  Continuing operations............... $  0.01 $  0.13 $  0.13 $  0.14 $   0.43
  Discontinued operations.............     --      --     0.02    0.01     0.03
                                       ------- ------- ------- ------- --------
    Net income........................ $  0.01 $  0.13 $  0.15 $  0.15 $   0.46
                                       ======= ======= ======= ======= ========

T. Segment Information

The Company has adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." The Company operates in two industry segments: the Telecommunications Equipment segment, which includes our Broadband Communications Division and the Broadband Management Services segment which includes both our Broadband Management Solutions Division and our Technical Services Division. Our Broadband Communications Division is responsible for research, development, management, production, support and sales of advanced fiber optic and RF equipment. A digital video transport product line was added to this division with the acquisition of certain operations from ADC, effective August 4, 2001. Our Broadband Management Solutions Division is responsible for the development, integration, management, implementation, support and sales of operational support systems that focus on network management and mobile workforce management solutions. Our Technical Services Division provides outsourced technical services, including network engineering and design, construction, activation, optimization, certification, maintenance and operation.

                                C-COR.net Corp.

                (In thousands, except share and per share data)


Information about industry segments for fiscal years 2001, 2000 and 1999 is as follows:

                                            Continuing Operations
                                        -----------------------------
                                                           Broadband
                                        Telecommunications Management
                                            Equipment       Services   Total
                                        ------------------ ---------- --------
Year ended June 29, 2001
  Net sales............................      $181,873       $41,422   $223,295
  Operating income (loss)(A)...........           595        (6,414)    (5,819)
  Investment income....................                                  7,374
  Interest expense.....................                                    109
  Income tax benefit(A)................                                   (779)
  Cash equivalents and marketable
   securities..........................                                 93,893
  Identifiable assets at June 29,
   2001(B).............................        93,136        51,426    144,562
  Capital expenditures.................         2,626         1,012      3,638
  Depreciation and amortization........         6,541         3,575     10,116
Year ended June 30, 2000
  Net sales............................      $241,406       $41,856   $283,262
  Operating income (loss)(A)...........        28,053        (2,920)    25,133
  Investment income....................                                  4,901
  Interest expense.....................                                    814
  Income tax expense(A)................                                  6,930
  Cash equivalents and marketable
   securities..........................                                119,848
  Identifiable assets at June 30,
   2000(B).............................       132,070        20,742    152,812
  Capital expenditures.................         5,623         2,268      7,891
  Depreciation and amortization........         7,111         1,780      8,891
Year ended June 25, 1999
  Net sales............................      $178,473       $25,378   $203,851
  Operating income (loss)..............         8,154        (2,564)     5,590
  Investment income....................           150           168        318
  Interest expense.....................         1,376            20      1,396
  Income tax expense...................         4,835             4      4,839
  Identifiable assets at June 25,
   1999................................        95,672        13,075    108,747
  Capital expenditures.................         6,828         1,841      8,669
  Depreciation and amortization........         8,496           703      9,199

--------
(A) Operating income (loss) and income tax expense (benefit) for fiscal year 2001 and 2000 excludes the impact of non-recurring merger and restructuring costs.

(B) Identifiable assets at June 29, 2001 and June 30, 2000 exclude cash equivalents and marketable securities related to the Company's follow-on public offering.

                                C-COR.net Corp.

                (In thousands, except share and per share data)


The Company and its subsidiaries operate in various geographic areas. The table below presents the Company's continuing operations in the following geographic areas:

                             U.S.    Europe  Eliminations  Total
                           --------  ------  ------------ --------
Year ended June 29, 2001
Sales to unaffiliated
 customers:
 Domestic................  $194,720  $4,786     $  --     $199,506
 Export..................    23,789     --         --       23,789
Transfers between
 geographic areas........     1,422     --      (1,422)        --
Net sales................   219,931   4,786     (1,422)    223,295
Operating loss(A)........    (5,604)   (215)       --       (5,819)
Investment income........     7,367       7        --        7,374
Interest expense.........        72      37        --          109
Income tax expense
 (benefit)(A)............      (817)     38        --         (779)
Identifiable assets at
 June 29, 2001...........   234,038   4,417        --      238,455
Capital expenditures.....     3,625      13        --        3,638
Depreciation and
 amortization............    10,085      31        --       10,116
Year ended June 30, 2000
Sales to unaffiliated
 customers:
 Domestic................  $252,291  $1,356     $  --     $253,647
 Export..................    29,615     --         --       29,615
Transfers between
 geographic areas........       170     --        (170)        --
Net sales................   282,076   1,356       (170)    283,262
Operating income(A)......    25,083      50        --       25,133
Investment income........     4,900       1        --        4,901
Interest expense.........       789      25        --          814
Income tax expense
 (benefit)(A)............     6,952     (22)       --        6,930
Identifiable assets at
 June 30, 2000...........   271,277   1,383        --      272,660
Capital expenditures.....     7,862      29        --        7,891
Depreciation and
 amortization............     8,870      21        --        8,891
Year ended June 25, 1999
Sales to unaffiliated
 customers:
 Domestic................  $184,578  $  236     $  --     $184,814
 Export..................    19,037     --         --       19,037
Transfers between
 geographic areas........       162     --        (162)        --
Net sales................   203,777     236       (162)    203,851
Operating income (loss)..     5,622     (32)       --        5,590
Investment income........       318     --         --          318
Interest expense.........     1,396     --         --        1,396
Income tax expense.......     4,839     --         --        4,839
Identifiable assets at
 June 25, 1999...........   108,264     483        --      108,747
Capital expenditures.....     8,669     --         --        8,669
Depreciation and
 amortization............     9,175      24        --        9,199

--------
(A) Operating income (loss) and income tax expense (benefit) for fiscal years 2001 and 2000 excludes the impact of non-recurring merger and restructuring costs.

                                C-COR.net Corp.

                (In thousands, except share and per share data)


U. Litigation

Certain former securityholders and employees of a company which the Company acquired have filed claims against the Company alleging violations of state securities laws and certain other state law claims under a stock option plan. The Company believes it has defenses to these claims and is contesting them vigorously.

V. Subsequent Events

On July 3, 2001, a wholly owned subsidiary of the Company acquired Aerotec Communications Inc. (Aerotec) for $2,250. Additional cash payments of up to $3,750 may be made to Aerotec shareholders if certain performance targets are met. Any excess of the purchase price and related costs over the fair value of the acquired net assets of the business will be recorded as goodwill.

On August 4, 2001, the Company completed its purchase of certain assets and liabilities of ADC's cable product portfolio. The assets purchased include the Optiworx(TM) and DV6000 series product lines, as well as other related cable infrastructure products from ADC's Broadband Communications Division, located in Meriden, Connecticut; Buenos Aires, Argentina; and Klagenfurt, Austria. These facilities and their assets will become part of our Broadband Communications Division, as part of the Telecommunications Equipment segment. We acquired the assets for approximately $25,000 in cash and the assumption of approximately $400 of debt, together with certain other liabilities. The acquisition is being accounted for as a purchase. Any excess of the purchase price and related costs over the fair value of the acquired net assets of the business will be recorded as goodwill.

                                Financial Report

To the Shareholders:

The management of C-COR.net Corp. is responsible for the preparation of all financial statements in this Annual Report on Form 10-K. These statements were prepared in accordance with generally accepted accounting principles from the books and records maintained by the Company. Adequate accounting systems and financial controls are maintained to assure that these records reflect the transactions of the Company and that its assets are protected from loss or unauthorized use. In addition, the Audit Committee of the Board of Directors meets periodically with management and KPMG LLP to discuss financial reporting matters, the internal controls and the scope and results of the audit.

/s/ William T. Hanelly

William T. Hanelly
Chief Financial Officer,
Secretary and Treasurer
August 10, 2001

Item 9. Changes and Disagreements on Accounting and Financial Disclosure

None

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

The information with respect to Directors required by this item is incorporated herein by reference to pages 3 through 4 of the Registrant's Proxy Statement dated September 14, 2001.

The information with respect to Executive Officers required by this item is set forth in Part I of this report.

To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended June 29, 2001, its officers, directors and ten-percent shareholders complied with all applicable Section 16(a) filing requirements.

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference to pages 10 through 15 of the Registrant's Proxy Statement dated September 14, 2001.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by this item is incorporated herein by reference to pages 8 through 9 of the Registrant's Proxy Statement dated September 14, 2001.

Item 13. Certain Relationships and Related Transactions

None

                                    PART IV

Item 14. Exhibits, Financial Statements and Reports on Form 8-K

(a) The following documents are filed as part of this report:

  (1) The following financial statements are included in Item 8 of this report:

    Independent Auditors' Report

    Consolidated Balance Sheets as of June 29, 2001 and June 30, 2000

    Consolidated Statements of Operations for the Years Ended June 29, 2001, June 30, 2000 and June 25, 1999

    Consolidated Statements of Cash Flows for the Years Ended June 29, 2001, June 30, 2000 and June 25, 1999

    Consolidated Statements of Shareholders' Equity for the Years Ended June 29, 2001, June 30, 2000 and June 25, 1999

    Notes to Consolidated Financial Statements

  (2) Schedule II--Valuation and Qualifying Accounts

    Report of KPMG LLP (See Exhibit 23)

    Schedules, other than the one listed above, have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

  (3) Exhibits*

 Number                         Description of Documents
 ------                         ------------------------
  (2)(a) Agreement and Plan of Merger dated as of March 29, 2001, between the
         C-COR.net Corp., Broadband Management Solutions, LLC and MobileForce
         Technologies, Inc. (incorporated by reference to the Registrant's 8-K filed on May 11, 2001).

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

  (3)(h) Bylaws of Registrant, as amended through September 22, 2000
         (incorporated by reference to Exhibit 3.1 to the Registrant's Form 10-
         Q for the quarter ended September 29, 2000, Securities and Exchange
         Commission File No. 0-10726).

  (4)(a) Specimen of Common Stock Certificate (incorporated by reference to
         Exhibit 4.1 to Form S-8 Registration Statement, File No. 333-49826).

  (4)(b) Rights Agreement, dated as of August 17, 1999, between C-COR.net Corp.
         and American Stock Transfer and Trust Co., as Rights Agent, including the Form of Statement with Respect to Shares as Exhibit A, the Form of Right Certificate as Exhibit B and the Summary of Rights as Exhibit C
         (incorporated by Reference to Registrant's 8-K filed on August 30,
         1999).

 Number                           Description of Documents
 ------                           ------------------------
 (10)(a)     1989 Non-Employee Directors' Non-Qualified Stock Option Plan
             (incorporated by reference to Exhibit 28 to Form S-8 Registration
             Statement, File No. 33-35208).

 (10)(b)     Indemnification Agreement dated February 3, 1992, between the
             Registrant and Gerhard B. Nederlof (incorporated by reference to
             Exhibit (10)(gg) to the Registrant's Form 10-K for the year ended
             June 26, 1992, Securities and Exchange Commission File No. 0-
             10726).

 (10)(c)     Supplemental Retirement Plan Participation Agreement dated April
             20, 1993, between the Registrant and Gerhard B. Nederlof
             (incorporated by reference to Exhibit (10)(bb) to the Registrant's
             Form 10-K for the year ended June 25, 1993, Securities and
             Exchange Commission File No. 0-10726).

 (10)(d)     Indemnification Agreement dated August 22, 1994, between the
             Registrant and David J. Eng (incorporated by reference to Exhibit
             (10)(pp) to the Registrant's Form 10-K for the year ended June 24, 1994, Securities and Exchange Commission File No. 0-10726).

 (10)(e)     Supplemental Retirement Plan Participation Agreement dated August
             22, 1994, between the Registrant and David J. Eng (incorporated by reference to Exhibit (10)(qq) to the Registrant's Form 10-K for the year ended June 24, 1994, Securities and Exchange Commission
             File No. 0-10726).

 (10)(f)     Registrant's Retirement Savings and Profit Sharing Plan as Amended
             July 1, 1989, and including amendments through April 19, 1994
             (incorporated by reference to Exhibit 99.B14 to Form S-8
             Registration Statement, File No. 333-02505).

 (10)(g)     Registrant's Supplemental Executive Retirement Plan effective May
             1, 1996 (incorporated by reference to Exhibit (10)(ff) to the Registrant's Form 10-K for the year ended June 28, 1996,
             Securities and Exchange Commission File No. 0-10726).

 (10)(h)(i)  1988 Stock Option Plan (incorporated by reference to Exhibit
             (10)(kk)(i) to the Registrant's Form 10-K for the year ended June
             28, 1996, Securities and Exchange Commission File No. 0-10726).

 (10)(h)(ii) Amendment to 1988 Stock Option Plan (incorporated by reference to
             Exhibit (10)(kk)(ii) to the Registrant's Form 10-K for the year ended June 28, 1996, Securities and Exchange Commission File No.
             0-10726).

 (10)(i)(i)  1992 Stock Purchase Plan (incorporated by reference to Exhibit
             (10)(ll)(i) to the Registrant's Form 10-K for the year ended June
             28, 1996, Securities and Exchange Commission
             File No. 0-10726).

 (10)(i)(ii) Amendment to 1992 Stock Purchase Plan (incorporated by reference to Exhibit (10)(ll)(ii) to the Registrant's Form 10-K for the year ended June 28, 1996, Securities and Exchange Commission File No.
             0-10726).

 (10)(j) Amended and Restated Employment Agreement dated July 30, 1997, between the Registrant and Gerhard B. Nederlof (incorporated by reference to Exhibit (10)(oo) to the Registrant's Form 10-K for the year ended June 27, 1997, Securities and Exchange Commission
             File No. 0-10726).

 (10)(k) Amendment to Employment Agreement dated January 18, 2000, between the Registrant and Gerhard B. Nederlof (incorporated by reference to Exhibit (10)(r) to the Registrant's Form 10-K for the year ended June 30, 2000, Securities and Exchange Commission File No.
             0-10726).

 (10)(l)     C-COR.net Incentive Plan (incorporated by reference to
             Registrant's Definitive Proxy Statement filed September 15, 2000,
             Securities and Exchange Commission File No. 0-10726).

 (10)(m)     Supplemental Retirement Plan Participation Agreement dated
             November 9, 1998, between the Registrant and Mary G. Beahm
             (incorporated by reference to Exhibit (10)(ii) to the Registrant's
             Form 10-K for the year ended June 25, 1999, Securities and
             Exchange Commission
             File No. 0-10726).

 Number                         Description of Documents
 ------                         ------------------------
 (10)(n) Indemnification Agreement dated November 9, 1998, between the
         Registrant and Mary G. Beahm (incorporated by reference to Exhibit
         (10)(kk) to the Registrant's Form 10-K for the year ended June 25,
         1999, Securities and Exchange Commission File No. 0-10726).

 (10)(o) Supplemental Retirement Plan Participation Agreement dated October 19,
         1998, between the Registrant and William T. Hanelly (incorporated by reference to Exhibit (10)(ll) to the Registrant's Form 10-K for the year ended June 25, 1999, Securities and Exchange Commission File No.
         0-10726).

 (10)(p) Indemnification Agreement dated October 19, 1998, between the
         Registrant and William T. Hanelly (incorporated by reference to
         Exhibit (10)(nn) to the Registrant's Form 10-K for the year ended June
         25, 1999, Securities and Exchange Commission File No. 0-10726).

 (10)(q) Amended and Restated Employment Agreement dated September 14, 1999, between the Registrant and David A. Woodle (incorporated by reference to Exhibit (10)(qq) to the Registrant's Form 10-K for the year ended
         June 25, 1999, Securities and Exchange Commission
         File No. 0-10726).

 (10)(r) Amendment to Employment Agreement dated January 18, 2000, between the
         Registrant and David A. Woodle (incorporated by reference to Exhibit
         (10)(aa) to the Registrant's Form 10-K for the year ended June 30, 2000, Securities and Exchange Commission File No. 0-10726).

 (10)(s) Form of Change of Control Agreement (Registrant entered into seven of such agreements with Douglas W. Engerman, Ken Wright, William T.
         Hanelly, Mary G. Beahm, David J. Eng, David A. Woodle and Gerhard B.
         Nederlof respectively) (incorporated by reference to Exhibit (10)(bb) to the Registrant's Form 10-K for the year ended June 30, 2000, Securities and Exchange Commission File No. 0-10726).

 (10)(t) Fiscal Year 2001 Profit Incentive Plan (PIP) (incorporated by reference to Exhibit (10)(cc) to the Registrant's Form 10-K for the year ended June 30, 2000, Securities and Exchange Commission File No.
         0-10726).

 (10)(u) Credit Agreement dated August 9, 1999, between the Registrant and
         Broadband Capital Corporation as borrowers, and The Banks Parties
         Hereto From Time to Time and Mellon Bank, N.A. as Agent (incorporated by reference to Exhibit (10)(oo) to the Registrant's Form 10-K for the year ended June 25, 1999, Securities and Exchange Commission File No.
         0-10726).

 (10)(v) First Amendment to Credit Agreement dated August 9, 1999, between the
         Registrant and Broadband Capital Corporation as borrowers, and The
         Banks Parties Hereto From Time to Time and Mellon Bank, N.A. as Agent, dated December 29, 1999 (incorporated by reference to Exhibit (10)(dd) to the Registrant's Form 10-K for the year ended June 30, 2000, Securities and Exchange Commission File No. 0-10726).

 (10)(w) Second Amendment to Credit Agreement dated August 9, 1999, between the
         Registrant and Broadband Capital Corporation as borrowers, and The
         Banks Parties Hereto From Time to Time and Mellon Bank, N.A. as Agent, dated May 4, 2000 (incorporated by reference to Exhibit (10)(ee) to the Registrant's Form 10-K for the year ended June 30, 2000,
         Securities and Exchange Commission File No. 0-10726).

 (10)(x) Third Amendment to Credit Agreement dated August 9, 1999, between the
         Registrant and Broadband Capital Corporation as borrowers, and The
         Banks Parties Hereto From Time to Time and Mellon Bank, N.A. as Agent, dated November 24, 2000 (incorporated by reference to Exhibit 10 to the Registrant's Form 10-Q for the quarter ended December 29, 2000,
         Securities and Exchange Commission File No. 0-10726).

 Number                         Description of Documents
 ------                         ------------------------
 (10)(y)  Fourth Amendment to Credit Agreement dated August 9, 1999, between the Registrant and Broadband Capital Corporation as borrowers, and
          The Banks Parties Hereto From Time to Time and Mellon Bank, N.A. as
          Agent, dated June 24, 2000.

 (10)(z)  Fiscal year 2001/2002 Incentive and Retention Plan (IRP).

 (10)(aa) Employment Agreement dated February 18, 2000, between Worldbridge
          Broadband Services, Inc. and Paul Janson.

 (11)     Statement re Computation of Earnings Per Share.

 (21)     Subsidiaries of the Registrant.

 (23)     Consent of Independent Accountants of C-COR.net Corp.

--------
* All exhibits listed herein and not otherwise incorporated by reference to reports or registration statements of the Registrant were filed with the Registrant's report on Form 10-K for the fiscal ended June 29, 2001. Such exhibits are incorporated herein by reference and made a part hereof.

(b) Reports on Form 8-K filed in the fourth quarter of the fiscal year 2001:

  On May 11, 2001, the Registrant filed a Form 8-K dated April 27, 2001, to report the consummation of the acquisition of MobileForce Technologies Inc.

(c) Exhibits: See (a) (3) above.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          C-COR.net Corp.
                                          (Registrant)

                                                    /s/ David A. Woodle
                                          _____________________________________
                                                  Chief Executive Officer
                                               (principal executive officer)

September 14, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 14th day of September 2001.

         /s/  David A. Woodle
______________________________________
          Director, Chairman

                                              /s/  Christine Jack Torreti
       /s/ Donald M. Cook, Jr.           ______________________________________
______________________________________                  Director
               Director


                                                   /s/  John J. Omlor
        /s/ Michael J. Farrell           ______________________________________
______________________________________                  Director
               Director


                                                 /s/ Frank Rusinko, Jr.
     /s/ I.N. Rendall Harper, Jr.        ______________________________________
______________________________________                  Director
               Director


                                                  /s/ James J. Tietjen
        /s/ Joseph E. Zavacky            ______________________________________
______________________________________                  Director
  Controller and Assistant Secretary
    (principal accounting officer)

                                                 /s/ William T. Hanelly
                                         ______________________________________
                                           Chief Financial Officer, Secretary
                                           and Treasurer (principal financial
                                                        officer)

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

           COL. A                   COL. B                    COL. C
           ------             ------------------- -------------------------------
                                                            ADDITIONS
                                                  -------------------------------
                                                   Charged to      Charged to
                                  Balance at         Costs            Costs
        DESCRIPTION           Beginning of Period and Expenses  Accounts-Describe
        -----------           ------------------- ------------  -----------------
Year ended June 29, 2001
Reserves deducted from
 assets to which they apply:
  Allowance for Doubtful
   Accounts.................      $1,148,000      $   852,000         $--
  Inventory Reserve--
   Continuing Operations....       3,094,000       10,556,000          --
                                  ----------      -----------         ----
                                  $4,242,000      $11,408,000         $--
                                  ==========      ===========         ====
Reserves not deducted from
 assets:
  Product Warranty Reserve--
   Continuing Operations....      $2,232,000      $ 2,667,000         $--
  Product Warranty Reserve--
   Discontinued Operations..         150,000           27,000          --
  Workers' Compensation
   Self-insurance...........       1,577,000         (156,000)         --
  Allowance for Disposal of
   Discontinued Operations..          50,000              --           --
                                  ----------      -----------         ----
                                  $4,009,000      $ 2,538,000         $--
                                  ==========      ===========         ====
Year ended June 30, 2000
Reserves deducted from
 assets to which they apply:
  Allowance for Doubtful
   Accounts.................      $1,052,000      $   286,000         $--
  Inventory Reserve--
   Continuing Operations....       2,231,000        2,150,000          --
                                  ----------      -----------         ----
                                  $3,283,000      $ 2,436,000         $--
                                  ==========      ===========         ====
Reserves not deducted from
 assets:
  Product Warranty Reserve--
   Continuing Operations....      $1,742,000      $ 1,855,000         $--
  Product Warranty Reserve--
   Discontinued Operations..         410,000              --           --
  Workers' Compensation
   Self-insurance...........       1,724,000          449,000          --
  Allowance for Disposal of
   Discontinued Operations..         125,000          (75,000)         --
                                  ----------      -----------         ----
                                  $4,001,000      $ 2,229,000         $--
                                  ==========      ===========         ====
Year ended June 25, 1999
Reserves deducted from
 assets to which they apply:
  Allowance for Doubtful
   Accounts.................      $  923,000      $   370,000         $--
  Inventory Reserve--
   Continuing Operations....       3,213,000        1,757,000          --
  Inventory Reserve--
   Discontinued Operations..         845,000              --           --
                                  ----------      -----------         ----
                                  $4,981,000      $ 2,127,000         $--
                                  ==========      ===========         ====
Reserves not deducted from
 assets:
  Product Warranty Reserve--
   Continuing Operations....      $1,733,000      $ 1,184,000         $--
  Product Warranty Reserve--
   Discontinued Operations..       2,291,000         (301,000)         --
  Workers' Compensation
   Self-insurance...........       1,319,000          837,000          --
  Allowance for Disposal of
   Discontinued Operations..         600,000         (475,000)         --
                                  ----------      -----------         ----
                                  $5,943,000      $ 1,245,000         $--
                                  ==========      ===========         ====

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                    COL. A                            COL. D          COL. E
                    ------                      ------------------- -----------
                                                                    Balance at
                                                                      End of
                  DESCRIPTION                   Deductions-Describe   Period
                  -----------                   ------------------- -----------
Year ended June 29, 2001
Reserves deducted from assets to which they
 apply:
  Allowance for Doubtful Accounts..............     $  435,000(1)   $ 1,565,000
  Inventory Reserve--Continuing Operations.....      4,289,000(2)     9,361,000
                                                    ----------      -----------
                                                    $4,724,000      $10,926,000
                                                    ==========      ===========
Reserves not deducted from assets:
  Product Warranty Reserve--Continuing
   Operations..................................     $1,289,000(3)   $ 3,610,000
  Product Warranty Reserve--Discontinued
   Operations..................................        102,000(3)        75,000
  Workers' Compensation Self-insurance.........        243,000(4)     1,178,000
  Allowance for Disposal of Discontinued
   Operations..................................            --            50,000
                                                    ----------      -----------
                                                    $1,634,000      $ 4,913,000
                                                    ==========      ===========
Year ended June 30, 2000
Reserves deducted from assets to which they
 apply:
  Allowance for Doubtful Accounts..............     $  190,000(1)   $ 1,148,000
  Inventory Reserve--Continuing Operations.....      1,287,000(2)     3,094,000
                                                    ----------      -----------
                                                    $1,477,000      $ 4,242,000
                                                    ==========      ===========
Reserves not deducted from assets:
  Product Warranty Reserve--Continuing
   Operations..................................     $1,365,000(3)   $ 2,232,000
  Product Warranty Reserve--Discontinued
   Operations..................................        260,000(3)       150,000
  Workers' Compensation Self-insurance.........        596,000(4)     1,577,000
  Allowance for Disposal of Discontinued
   Operations..................................            --            50,000
                                                    ----------      -----------
                                                    $2,221,000      $ 4,009,000
                                                    ==========      ===========
Year ended June 25, 1999
Reserves deducted from assets to which they
 apply:
  Allowance for Doubtful Accounts..............     $  241,000(1)   $ 1,052,000
  Inventory Reserve--Continuing Operations.....      2,739,000(2)     2,231,000
  Inventory Reserve--Discontinued Operations...        845,000(2)           --
                                                    ----------      -----------
                                                    $3,825,000      $ 3,283,000
                                                    ==========      ===========
Reserves not deducted from assets:
  Product Warranty Reserve--Continuing
   Operations..................................     $1,175,000(3)   $ 1,742,000
  Product Warranty Reserve--Discontinued
   Operations..................................      1,580,000(3)       410,000
  Workers' Compensation Self-insurance.........        432,000(4)     1,724,000
  Allowance for Disposal of Discontinued
   Operations..................................            --           125,000
                                                    ----------      -----------
                                                    $3,187,000      $ 4,001,000
                                                    ==========      ===========

--------
(1) Uncollectible accounts written off, net of recoveries.
(2) Inventory disposal.
(3) Warranty claims honored during year.
(4) Workers compensation claims paid.

Note: Unless otherwise indicated, reserves relate to continuing operations.