Form 10-Q
period 2001-09-28
C COR NET CORP
filed 2001-11-13
CIK 350621

United States

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the thirteen-week period ended: September 28, 2001

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

Common Stock, $.05 Par Value - 32,085,560 shares as of October 29, 2001.

                                 C-COR.net Corp.


                                                                           Page
                                                                           ----
Part I -- FINANCIAL INFORMATION
     Item 1. Financial Statements
               Independent Accountants' Review Report                        2
               Condensed Consolidated Balance Sheets:
                  As of September 28, 2001 and June 29, 2001                 3
               Condensed Consolidated Statements of Operations:
                  Thirteen Weeks Ended September 28, 2001 and
                  September 29, 2000                                         4
               Condensed Consolidated Statements of Cash Flows:
                  Thirteen Weeks Ended September 28, 2001 and
                  September 29, 2000                                         5
               Notes to Condensed Consolidated Financial Statements          6
     Item 2. Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                    14
     Item 3. Quantitative and Qualitative Disclosures About Market Risk     21

Part II -- OTHER INFORMATION
     Item 4. Submission of Matters to a Vote of Shareholders                21
     Item 5. Other Information                                              21
     Item 6. Exhibits and Reports on Form 8-K                               21
     Signatures                                                             22

                     Independent Accountants' Review Report


The Board of Directors
C-COR.net Corp. and Subsidiaries:

We have reviewed the condensed consolidated balance sheet of C-COR.net Corp. and subsidiaries as of September 28, 2001 and the related condensed consolidated statements of operations and cash flows for the thirteen-week periods ended September 28, 2001 and September 29, 2000. These condensed consolidated financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of C-COR.net Corp. and subsidiaries as of June 29, 2001, and the related consolidated statements of operations, cash flows, and shareholders' equity for the year then ended (not presented herein); and in our report dated August 10, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of June 29, 2001, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP
---------------------------
State College, Pennsylvania
October 11, 2001

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                 C-COR.net Corp.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)

                                                     September 28,     June 29,
                                                        2001            2001
                                                        ----            ----
                                                      (Unaudited)
ASSETS
Current assets
Cash and cash equivalents ........................   $     53,444     $  87,891
Marketable securities ............................          5,035        13,002
Interest receivable ..............................            140           426
Accounts and notes receivables, net ..............         44,127        26,167
Inventories ......................................         54,643        34,809
Deferred taxes ...................................         17,346        12,250
Other current assets .............................         10,544         9,740
                                                     ------------     ---------
Total current assets .............................        185,279       184,285

Property, plant and equipment, net ...............         28,289        21,609
Intangible assets, net ...........................         30,794        22,994
Deferred taxes ...................................          7,742         6,851
Other long-term assets ...........................          2,838         2,966
                                                     ------------     ---------
Total assets .....................................   $    254,942     $ 238,705
                                                     ============     =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable .................................   $     18,027     $  12,723
Accrued liabilities ..............................         35,597        18,297
Current portion of long-term debt ................            276           264
                                                     ------------     ---------
Total current liabilities ........................         53,900        31,284

Long-term debt, less current portion .............          1,783         1,501
Other long-term liabilities ......................          1,792         2,011
                                                     ------------     ---------
Total liabilities ................................         57,475        34,796
                                                     ------------     ---------

Shareholders' equity
Common stock, $.05 par; authorized shares of
 100,000,000; issued shares of 35,701,165 on
 September 28, 2001 and 35,629,737 on
 June 29, 2001 ...................................          1,785         1,781
Additional paid-in capital .......................        205,973       205,154
Accumulated other comprehensive loss .............           (155)         (131)
Retained earnings ................................         22,931        28,302
Treasury stock at cost, 3,445,695 shares on
 September 28, 2001 and 3,160,516 shares on
 June 29, 2001 ..................................        (33,067)      (31,197)
                                                     ------------     ---------
Net shareholders' equity .........................        197,467       203,909
                                                     ------------     ---------
Total liabilities and shareholders' equity .......   $    254,942     $ 238,705
                                                     ============     =========

See independent accountants' review report and notes to condensed consolidated financial statements.

                                 C-COR.net Corp.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                  (Unaudited)
                                                        Thirteen Weeks Ended
                                                     ---------------------------
                                                     September 28, September 29,
                                                          2001         2000
                                                          ----         ----

Net sales ....................................           $ 52,025      $ 78,335
Cost of sales ................................             38,441        57,042
                                                         --------      --------
Gross margin .................................             13,584        21,293
                                                         --------      --------
Operating expenses:
Selling and administrative ...................             10,720         8,863
Research and product development .............              6,700         4,424
Amortization of goodwill and other intangibles              1,904            82
Restructuring costs ..........................              1,503           -
                                                         --------      --------
Total operating expenses .....................             20,827        13,369
                                                         --------      --------

Income (loss) from operations ................             (7,243)        7,924
Interest expense .............................                (25)          (13)
Investment income ............................                503         2,015
Other expense, net ...........................             (1,761)         (178)
                                                         --------      --------

Income (loss) before income taxes ............             (8,526)        9,748
Income tax expense (benefit) .................             (3,155)        3,934
                                                         --------      --------

Income (loss) from continuing operations .....             (5,371)        5,814

Discontinued operations:
Gain on disposal of discontinued business
  segment, net of tax ........................                -               1
                                                         --------      --------
Net income (loss) ............................           $ (5,371)     $  5,815
                                                         ========      ========

Net income (loss) per share-basic:
Continuing operations ........................           $  (0.17)     $   0.17
Gain on disposal of discontinued operations ..                -             -
                                                         --------      --------
Net income (loss) ............................           $  (0.17)     $   0.17
                                                         ========      ========

Net income (loss) per share-diluted:
Continuing operations ........................           $  (0.17)     $   0.16
Gain on disposal of discontinued operations ..                -             -
                                                         --------      --------
Net income (loss) ............................           $  (0.17)     $   0.16
                                                         ========      ========

Weighted average common shares and common share equivalents
  Basic ......................................             32,479        34,040
  Diluted ....................................             32,479        36,419

See independent accountants' review report and notes to condensed consolidated financial statements.

                                 C-COR.net Corp.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)
                                  (Unaudited)
                                                        Thirteen Weeks Ended
                                                     ---------------------------
                                                     September 28, September 29,
                                                         2001          2000
                                                         ----          ----
OPERATING ACTIVITIES
Net income (loss) .....................................   $ (5,371)   $  5,815
Adjustments to reconcile net income (loss) to net cash
  and cash equivalents provided by (used in)
  operating activities:
    Depreciation and amortization .....................      4,445       2,540
    Amortization of unearned compensation .............          -           2
    Provision for deferred retirement salary plan .....         10          21
    Loss on sales and write-down of property, plant
     and equipment ....................................        157         250
    Tax benefit deriving from exercise and sales of
     stock option shares ..............................        451         207
Changes in operating assets and liabilities, net of
  effect of acquisitions:
    Interest receivable ...............................        286         141
    Accounts and notes receivable .....................    (14,922)     (4,989)
    Inventories .......................................        (87)      2,375
    Other assets ......................................        700         873
    Accounts payable ..................................      4,506       5,600
    Accrued liabilities ...............................        124      (3,433)
    Deferred income taxes .............................     (4,348)      1,919
                                                          --------    --------
NET CASH AND CASH EQUIVALENTS
  PROVIDED BY (USED IN) OPERATING ACTIVITIES ..........    (14,049)     11,321
                                                          --------    --------
INVESTING ACTIVITIES
Purchase of property, plant and equipment .............     (1,490)       (493)
Proceeds from the sale of property, plant and equipment      1,059           -
Proceeds from (purchases of) marketable securities and
  other short term investments, net ...................      7,967      (5,880)
Acquisitions, net of cash acquired ....................    (26,368)          -
                                                          --------    --------
NET CASH AND CASH EQUIVALENTS
  USED IN INVESTING ACTIVITIES ........................    (18,832)     (6,373)
                                                          --------    --------
FINANCING ACTIVITIES
Payment of debt and capital lease obligations .........        (68)        (48)
Issuance of common stock to employee stock purchase
  plan ................................................         30          39
Proceeds from exercise of stock options and
  stock warrants ......................................        342         414
Purchase of treasury stock ............................     (1,870)     (6,063)
                                                          --------    --------
NET CASH AND CASH EQUIVALENTS
  USED IN FINANCING ACTIVITIES ........................     (1,566)     (5,658)
                                                          --------    --------
DECREASE IN CASH AND CASH EQUIVALENTS .................    (34,447)       (710)
Cash and cash equivalents at beginning of period ......     87,891      95,379
                                                          --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ............   $ 53,444    $ 94,669
                                                          ========    ========
Supplemental cash flow information:
Non-cash investing activities
Fair value adjustment of available-for-sale securities    $     21    $     18

See independent accountants' review report and notes to condensed consolidated financial statements.

                                 C-COR.net Corp.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands except per share data)

1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and, in the opinion of management, contain all adjustments (consisting only of normal, recurring adjustments) necessary to fairly present the Company's financial position as of September 28, 2001, and the results of its operations for the thirteen-week periods ended September 28, 2001 and September 29, 2000. Operating results for the thirteen-week period are not necessarily indicative of the results that may be expected for the year ending June 28, 2002. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended June 29, 2001.

2. DESCRIPTION OF BUSINESS

C-COR.net Corp. (the Company) designs, manufactures and markets network distribution and transmission products and provides services and operational support systems to operators of advanced hybrid fiber coax (HFC) broadband networks. The Company operates in two industry segments: the Telecommunications Equipment segment, which consists of the Broadband Communications Products Division; and the Broadband Management Services segment, which consists of both the Broadband Management Solutions Division and the Broadband Network Services Division. The Broadband Communications Products Division is responsible for research, development, management, production, support and sales of advanced fiber optic and radio frequency (RF) equipment. A digital video transport product line was added to this division with the acquisition of certain operations from ADC Telecommunications, Inc. (ADC) on August 4, 2001 (see Note
4). The Broadband Management Solutions Division is responsible for the development, integration, management, implementation, support and sales of operational support systems that focus on network management and mobile workforce management solutions. The Broadband Network Services Division provides outsourced technical services, including network engineering and design, construction, activation, optimization, certification, maintenance and operations.

3. ACCOUNTING AND DISCLOSURE CHANGES

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" (Statement 141). Statement 141 addresses financial accounting and reporting for business combinations and requires that all business combinations within the scope of Statement 141 be accounted for using only the purchase method. Statement 141 is required to be adopted for all business combinations initiated after June 30, 2001.

Also in July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" (Statement 142). Statement 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. Statement 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with Statement 121.

The Company was required to adopt the provisions of Statement 141 as of July 2001, and will adopt Statement 142 effective June 29, 2002. Goodwill and intangible assets determined to have an indefinite useful life acquired in purchase business combinations completed after June 30, 2001, but before Statement 142 is adopted in full, will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature.

In connection with Statement 142's transitional goodwill impairment evaluation, the Statement will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit, an indication exists that the reporting unit goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill, both of which would be measured as of the date of adoption. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with Statement 141. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's consolidated statement of operations.

As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $6,183 and unamortized identifiable intangible assets in the amount of $9,228 that will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $645 and $61 for the thirteen week periods ended September 28, 2001 and September 29, 2000, respectively. Because of the extensive effort needed to comply with adopting Statement 142, it is not practicable to reasonably estimate the impact of adopting this Statement on the Company's financial statements at the date of this report, including whether it will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (Statement 144), which supersedes both SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (Statement 121) and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" (Opinion 30), for the disposal of a segment of a business (as previously defined in that Opinion). Statement 144 retains the fundamental provisions in Statement 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with Statement 121. For example, Statement 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. Statement 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike Statement 121, an impairment assessment under Statement 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under Statement 142.

The Company is required to adopt Statement 144 effective June 29, 2002. Management does not expect the adoption of Statement 144 for long-lived assets held for use to have a material impact on the Company's consolidated financial statements because the impairment assessment under Statement 144 is largely unchanged from Statement 121. The provisions of the Statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, management cannot determine the potential effects that adoption of Statement 144 will have on the Company's consolidated financial statements.

4. BUSINESS COMBINATIONS

On July 3, 2001, a wholly owned subsidiary of the Company acquired Aerotec Communications Inc. (Aerotec) for $2,250. Additional cash payments of up to $3,750 are required to be made to Aerotec shareholders if certain performance targets are met. The Company recorded goodwill of $671, which represented the excess of the purchase price and related costs over the fair value of the acquired net assets of the business (see Note 3).

On August 4, 2001, the Company acquired certain assets and assumed certain liabilities of ADC. The assets and operations acquired from ADC were considered the purchase of a business and have been included in the condensed consolidated financials statements since that date. The assets purchased include the Optiworx(TM) and DV6000 series product lines, as well as other related cable infrastructure products from ADC's Broadband Communications Division, located in Meriden, Connecticut, Buenos Aires, Argentina, and Klagenfurt, Austria. These facilities and their assets became part of the Company's Broadband Communications Products Division. The purchase of these assets and operations will enable the Company to increase its business volume, expand its customer base and installed equipment base both in the United States and abroad, add an established product offering, particularly in the digital video transport market, and provide the Company with a skilled workforce with extensive industry experience that enhances and expands the scope of our existing research and product development capabilities.

Consideration for the acquisition was approximately $24,904 consisting of a cash payment of $24,596 to ADC and direct transaction costs incurred of approximately $308. The Company used its available cash to fund the acquisition.

The following table summarizes the estimated fair value of the assets acquired and the liabilities assumed at the date of acquisition. The Company is in the process of obtaining a third-party valuation of certain intangible assets acquired; thus the allocation of the purchase price is preliminary and subject to change.

Current assets                              $27,319
Property and equipment                        7,377
Goodwill                                      8,091
                                            -------
  Total assets acquired                      42,787
                                            -------
Current liabilities                         (17,581)
Long-term debt                                 (302)
                                            -------
  Total liabilities assumed                 (17,883)
                                            -------
  Net assets acquired                       $24,904
                                            ========

The excess of the purchase price over the allocation to tangible identifiable assets and liabilities has been presumed to be goodwill, and in accordance with the provisions of Statement 142, no amortization expense related to this goodwill has been reflected in the consolidated statement of operations for the thirteen-week period ended September 28, 2001 (see Note 3).

The following selected unaudited pro forma information is provided to present a summary of the combined results of operations, as if the acquisition had occurred as of July 1, 2000, giving effect to purchase accounting adjustments. The pro forma data is for informational purposes only and may not necessarily reflect the results of operations of the Company had the operations acquired from ADC operated as part of the Company for the thirteen-week periods ended September 28, 2001 and September 29, 2000.

                                             September 28,   September 29,
                                                 2001           2000

Net sales                                    $  60,310        $121,621
Net income (loss)                            $  (5,970)       $  4,876
Net income (loss) per diluted share          $   (0.18)       $   0.13

Included in the pro forma results of operations are restructuring charges, before the effect of taxes, of $2,382 and $462 for the thirteen-week periods ended September 28, 2001 and September 29, 2000, respectively.

5. INVENTORIES

Inventories as of September 28, 2001 and June 29, 2001 consisted of the following:

                       September 28,      June 29,
                           2001             2001
                          -------         -------

Finished goods         $     26,792    $     11,277
Work-in-process               4,807           5,576
Raw materials                23,044          17,956
                       ------------    ------------
Total inventories      $     54,643    $     34,809
                       ============    ============

6. ACCRUED LIABILITIES

Accrued liabilities as of September 28, 2001 and June 29, 2001 consisted of the following:

                                            September 28,       June 29,
                                               2001              2001
                                           -------------    -------------

Accrued incentive plan expense             $      1,698    $      1,540
Accrued vacation expense                          2,642           1,549
Accrued salary expense                            1,412           1,568
Accrued warranty expense                         14,278           3,610
Accrued workers compensation
  self-insurance expense                          1,208           1,178
Accrued restructuring and merger-related
  costs                                           3,421           2,456
Accrued income tax payable                        2,639             315
Accrued other                                     8,299           6,081
                                           ------------    ------------
                                           $     35,597    $     18,297
                                           ============    ============

7. RESTRUCTURING COSTS

During the thirteen-week period ended September 28, 2001, the Company recorded a restructuring charge of $1,503 related to the Company's decision to consolidate manufacturing operations from its Santa Clara, California location to its operation in Meriden, Connecticut. The restructuring charge represents employee termination benefits for approximately 42 employees and other costs to consolidate the operation. Other costs reflect a write-down of property, plant and equipment that were employed in the operation, which the Company anticipates disposing of over the next six months, as well as costs associated with fixed contractual obligations.

Details of the first quarter restructuring charge as of September 28, 2001 are as follows:

                                                                    Accrual at
                          Restructuring                            September 28,
                              Charge      Cash Paid    Non-Cash         2001
Employee severance
 and termination benefits       $  461     $     -     $     -          $   461
Write-off of property,
 plant and equipment               321           -         321                -
Contractual obligations            721           -           -              721
                              --------      ------     -------          -------
Total                          $ 1,503     $     -     $   321          $ 1,182
                              ========      ======     =======          =======

It is expected that the employee severance and termination benefit amounts accrued as of September 28, 2001 will be paid out over the next three months. The contractual obligations will be paid in accordance with the terms of the original agreements unless terminated early.

In fiscal year 2001, the Company recorded restructuring charges of $11,031. The restructuring charges related to the Company's decisions to consolidate its manufacturing and network management operations and to discontinue providing high-speed data helpdesk services, affecting the Company's State College and Tipton, Pennsylvania and Atlanta, Georgia facility locations. The restructuring charges represented employee termination benefits for approximately 850 employees and other costs to consolidate the operations. Other costs reflected a write-down of property, plant and equipment and other long-lived assets that were employed in the operations, which the Company anticipates disposing of over the next few quarters, as well as cancellation costs associated with fixed contractual obligations.

Details of the fiscal year 2001 restructuring charges as of September 28, 2001 are as follows:
                                                                    Accrual at
                              Restructuring                        September 28,
                                 Charges     Cash Paid    Non-Cash      2001
Employee severance
 and termination benefits         $  5,391     $4,031      $     -      $ 1,360
Write-off of property,
 plant and equipment                 4,036          4        4,032            -
Write-off of intangibles and
  other long-lived assets              490          -          490            -
Contractual obligations
  and other                          1,114        617           16          481
                                  --------     ------      -------      -------
Total                             $ 11,031     $4,652      $ 4,538       $1,841
                                  ========     ======      =======      =======

It is expected that the remaining employee severance and termination benefit amounts accrued as of September 28, 2001 will be paid out over the next three months. The remaining contractual obligations will be paid in accordance with the terms of the original agreements unless terminated early.

8. COMPREHENSIVE INCOME

The components of accumulated other comprehensive loss, net of tax, of the Company are as follows:

                                                 September 28,     June 29,
                                                     2001            2001
                                                 -------------  -------------

Unrealized loss on marketable securities         $         (22) $          (1)
Foreign currency translation loss                         (133)          (130)
                                                 -------------  -------------
Accumulated other comprehensive loss             $        (155) $        (131)
                                                 =============  =============

The components of comprehensive income (loss) of the Company for the thirteen-week periods ended September 28, 2001 and September 29, 2000 are as follows:



                                                        Thirteen Weeks Ended
                                                   ----------------------------
                                                   September 28,  September 29,
                                                        2001         2000
                                                   -------------  -------------

Net income (loss)                                     $  (5,371)   $     5,815
Other comprehensive loss, net of tax:
    Unrealized loss on marketable securities                (21)           (18)
    Foreign currency translation gain (loss)                ( 3)           105
                                                    ------------   ------------
Other comprehensive income (loss)                           (24)            87
                                                    ------------   ------------
Comprehensive income (loss)                           $  (5,395)   $     5,902
                                                    ============   ============

9. NET INCOME (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Dilutive net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus the dilutive effect of options and warrants. The dilutive effect of options and warrants is calculated under the treasury stock method using the average market price for the period. Net income
(loss) per share is calculated as follows:

                                                     Thirteen Weeks Ended
                                                  -----------------------------
                                                   September 28,  September 29,
                                                      2001            2000
                                                  ------------     ------------

Income (loss) from continuing operations          $    (5,371)     $     5,814
Gain from discontinued operations                           -                1
                                                  ------------     ------------
Net income (loss)                                 $    (5,371)     $     5,815
                                                  ============     ============

Weighted average common shares outstanding             32,479           34,040
Common share equivalents                                    -            2,379
                                                  ------------     ------------
Weighted average common shares and common
  share equivalents                                    32,479           36,419
                                                  ============     ============

Net income (loss) per share - basic:
  Continuing operations                           $     (0.17)     $      0.17
  Discontinued operations                                   -                -
                                                  ------------     ------------
Net income (loss) per share                       $     (0.17)     $      0.17
                                                  ============     ============
Net income (loss) per share - diluted:
  Continuing operations                           $     (0.17)     $      0.16
  Discontinued operations                                   -                -
                                                  ------------     ------------
Net income (loss) per share                       $     (0.17)     $      0.16
                                                  ============     ============

10. SEGMENT INFORMATION

The Company operates in two industry segments: the Telecommunications Equipment segment, which consists of the Broadband Communications Products Division; and the Broadband Management Services segment, which consists of both the Broadband Management Solutions Division and the Broadband Network Services Division. The Broadband Communications Products Division is responsible for research, development, management, production, support and sales of advanced fiber optic and RF equipment. A digital video transport product line was added to this division with the acquisition of certain operations from ADC on August 4, 2001. The Broadband Management Solutions Division is responsible for the development, integration, management, implementation, support and sales of operational support systems that focus on network management and mobile workforce management solutions. The Broadband Network Services Division provides outsourced technical services, including network engineering and design, construction, activation, optimization, certification, maintenance and operation.

Information about industry segments for the thirteen-week periods ended September 28, 2001 and September 29, 2000 are as follows:

                                                         Continuing Operations
                                                   --------------------------------
                                                                       Broadband
                                                Telecommunications    Management
                                                     Equipment         Services      Total
                                             ------------------------------------------------
13 week period ended September 28, 2001
Total revenue                                   $       43,920       $     8,105   $  52,025
Operating loss (A)                                        (147)           (5,593)     (5,740)
Investment income                                                                        503
Interest expense                                                                          25
Income tax benefit (A)                                                                (2,599)
Cash equivalents and marketable securities                                            53,261
Identifiable assets at September 28, 2001 (B)          149,162            52,519     201,681
Capital expenditures                                     1,314               176       1,490
Depreciation and amortization                            1,899             2,546       4,445

13 week period ended September 29, 2000

Total revenue                                   $       65,233       $    13,102   $  78,335
Operating income                                         7,753               171       7,924
Investment income                                                                      2,015
Interest expense                                                                          13
Income tax expense                                                                     3,934
Cash equivalents and marketable securities                                           121,360
Identifiable assets at September 29, 2000 (B)          129,735            24,206     153,941
Capital expenditures                                       359               134         493
Depreciation and amortization                            1,910               630       2,540

  (A) Operating loss and income tax benefit for the thirteen-week period ended September 28, 2001 exclude the impact of the restructuring costs related to consolidating the Company's manufacturing activities.

  (B) Identifiable assets at September 28, 2001 and September 29, 2000 exclude cash equivalents and marketable securities.


Sales to unaffiliated customers by geographic region are as follows:

                                              Thirteen weeks ended
                                         --------------------------------
                                        September 28,       September 29,
                                             2001                2000

    United States                          $ 43,600            $ 68,868
    International                             8,425               9,467
                                           ---------           ---------
    Total                                  $ 52,025            $ 78,335
                                           =========           =========

Long-lived assets by geographic region are as follows:

                                              Thirteen weeks ended
                                         --------------------------------
                                        September 28,       September 29,
                                             2001                2000

    United States                          $ 58,572            $ 35,301
    International                             3,349                  65
                                           --------           ----------
    Total                                  $ 61,921            $ 35,366
                                           =========          ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion addresses the financial condition of C-COR.net Corp. (the Company or we) as of September 28, 2001, and the results of operations for the thirteen-week period ended September 28, 2001, compared with the same period of the prior fiscal year. This discussion should be read in conjunction with the Management's Discussion and Analysis section for the fiscal year ended June 29, 2001, included in the Company's Annual Report on Form 10-K.

Disclosure Regarding Forward-Looking Statements

Some of the information presented in this report contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, among others, the ability of the Company to expand its product offering, reduced demand for telecommunications equipment and broadband management services, the current slowdown in network upgrade activity and the level of future network upgrade activity, the trend toward more fiber in the network, the Company's ability to develop new and enhanced products, global demand for the Company's products and services, the ability of the Company to expand its operations internationally, including the impact of the ADC Telecommunications, Inc. (ADC) acquisition, and statements relating to the Company's business strategy. Forward-looking statements represent the Company's judgment regarding future events. Although the Company believes it has a reasonable basis for these forward-looking statements, the Company cannot guarantee their accuracy and actual results may differ materially from those the Company anticipated due to a number of uncertainties, many of which we are not aware. Factors which could cause actual results to differ from expectations include, among others, capital spending patterns of the communications industry, the Company's ability to develop new and enhanced products, continued industry consolidation, the development of competing technology, and the Company's ability to achieve its strategic objectives. For additional information concerning these and other important factors which may cause the Company's actual results to differ materially from expectations and underlying assumptions, please refer to the reports filed by the Company with the Securities and Exchange Commission.

Business Combinations

On July 3, 2001, a wholly owned subsidiary of the Company acquired Aerotec Communications Inc. (Aerotec) for $2.25 million in cash. The operations of Aerotec became part of our Broadband Network Services Division, as part of the Broadband Management Services (BMS) segment. Additional cash payments of up to $3.75 million are required to be made to Aerotec shareholders if certain performance targets are met. The excess of the purchase price and related costs over the fair value of the acquired net assets of the business was recorded as goodwill.

On August 4, 2001, we completed the purchase of certain assets and liabilities of ADC. The assets purchased include the Optiworx(TM) and DV6000 series product lines, as well as other related cable infrastructure products from ADC's Broadband Communications Division, with operations in Meriden, Connecticut, Buenos Aires, Argentina, and Klagenfurt, Austria. These facilities and their assets became part of our Broadband Communications Products Division, as part of the Telecommunications Equipment segment. Consideration for the acquisition was approximately $24.9 million consisting of a cash payment of approximately $24.6 million to ADC and direct transaction costs incurred of approximately $308,000. We used our available cash to fund the acquisition. An independent valuation of intangible assets has not yet been completed, and as such, the allocations and related tax effects are preliminary and subject to change. The excess of the purchase price over the allocation to tangible identifiable assets and liabilities has been presumed to be goodwill and, therefore, no amortization expense related to this goodwill has been reflected in the condensed consolidated statements of operations for the thirteen-week period ended September 28, 2001.

Results of Operations

Net sales for the thirteen-week period ended September 28, 2001 were $52.0 million, a decrease of 34% from the prior year's sales of $78.3 million for the same period.

Telecommunications Equipment segment sales decreased by 33% to $43.9 million during the thirteen-week period, compared to $65.2 million for the same period of the prior year. The decline in telecommunications equipment sales for the period reflects the sharp slowdown of capital spending in the telecommunications industry that began in the latter part of calendar year 2000. We believe this sudden slowdown in capital spending in the telecommunications industry has resulted from several factors, including high customer on-hand inventory levels, delays in construction schedules for hybrid fiber coax (HFC) network system build-outs, continued customer consolidation and lack of access to financing. We expect network system upgrade activity for current build-outs to continue, as customers upgrade their systems to higher bandwidth products to support new services. We believe as network operators evaluate new build requirements, we will see a continued shift in product requirements from RF amplifiers to more fiber optics products, including digital technology, for transporting voice, video and data. In the long-term, we believe the requirements for reliable, two-way capable networks will compel network operators to increase spending for telecommunications equipment from current levels, but at the present time we are unable to predict when such an increase might occur. BMS segment sales decreased by 38% to $8.1 million during the thirteen-week period, compared to $13.1 million for the same period of the prior year. BMS segment revenues were also negatively impacted during the quarter due to a slowdown in upgrade activities by several customers that affected demand for technical services.

Domestic sales as a percentage of total consolidated sales were 84% for the thirteen-week period ended September 28, 2001. This compares to 88% for the prior year. Sales to domestic customers declined 37% over the prior year thirteen-week period, due to declines in both the Telecommunications Equipment segment and BMS segment sales, as a result of the slowdown in capital spending and upgrade activities by network operators. International sales as a percentage of total consolidated sales were 16% for the thirteen-week period ended September 28, 2001. This compares to 12% for the same period of the prior year. For the quarter, sales to international customers decreased 11%, due primarily to reduced sales to a major customer in Canada. The decline in sales to Canada was partially offset by increased demand in the EuroPacific and Latin American markets during the quarter. As a result of our acquisition of certain operations of ADC, we have expanded our presence in both European and Latin American markets. We acquired operations in Klagenfurt, Austria and Buenos Aires, Argentina, from which we now conduct manufacturing, engineering, sales and administrative support activities. These international operations will enable us to provide localized versions of products and services to customers in these regions. We expect the demand for our products in international markets will continue to be highly variable. The international markets represent distinct markets in which capital spending decisions for HFC network distribution equipment can be impacted by a variety of factors, including access to financing and general economic conditions.

Gross margins were 26.1% for the thirteen-week period ended September 28, 2001. This compares to 27.2% for the same period of the prior year. For the

Telecommunications Equipment segment, gross margins were 28.8% for the thirteen-week period ended September 28, 2001. This compares to 26.7% for the same period of the prior year. The increase in gross margins for the period derived primarily from product mix, which included higher sales of fiber optic products which typically carry higher gross margins than RF products, and improvements in our cost structure as a result of manufacturing consolidation efforts which began in the last half of our previous fiscal year. During the quarter, we substantially completed the consolidation of manufacturing activities from State College and Tipton, Pennsylvania locations to our Tijuana, Mexico manufacturing facility.

For the BMS segment, gross margins were 11.4% for the thirteen-week period ended September 28, 2001. This compares to 29.6% for the same period of the prior year. The decrease in gross margin for the quarter was due primarily to costs associated with the Broadband Management Solutions Division. Costs which are associated with employees that support the deployment of network management and mobile workforce management solutions are included in cost of sales for the BMS segment. For the quarter, these costs exceeded revenues recognized, due to system deployments continuing on a pilot and trial basis, thus impacting gross margins negatively. In addition, gross margins from the Broadband Network Services Division declined primarily as result of service mix and reduced volume during the period.

Selling and administrative expenses were $10.7 million (20.6% of net sales) for the thirteen-week period ended September 28, 2001, compared to $8.9 million (11.3% of net sales) for the same period of the prior year. Our selling and administrative expense increased primarily as a result of personnel costs and administrative expenses related to our acquisition of MobileForce Technologies Inc. (MobileForce) in April 2001, and the acquisition of certain operations of ADC in August 2001. In addition, selling and administrative expense increased due to costs associated with the implementation of a fully integrated enterprise resource planning (ERP) system. The ERP system is a software-based management tool, which is expected to simplify and standardize business processes such as customer relationship management, manufacturing and purchasing, product development and financial systems. Costs of business process reengineering activities and training associated with this project were expensed as incurred and we anticipate additional costs associated with this project throughout fiscal year 2002.

Research and product development expenses were $6.7 million (12.9% of net sales) for the thirteen-week period ended September 28, 2001, compared to $4.4 million (5.6% of net sales) for the same period of the prior year. Research and product development expenses in the Telecommunications Product segment were $4.5 million for the thirteen-week period ended September 28, 2001. This compares to $2.9 million for the same period of the prior year. The increase was primarily due to higher personnel costs resulting from inclusion of certain operations of ADC. The additional expenses incurred were primarily for the development of fiber optic products. Research and product development expenses in the BMS segment were $2.2 million for the thirteen-week period ended September 28, 2001. This compares to $1.5 million for the same period of the prior year. The increase is primarily due to higher personnel costs resulting from our acquisition of MobileForce in April 2001. The additional expenses incurred were primarily for the development of mobile workforce management software solutions. We anticipate continuing investments in research and product development expenses in future periods related to ongoing initiatives in the development of fiber optic products and network management and mobile workforce software capabilities.

The following discussion of operating income (loss) by segment for the thirteen-week period compared to the same period of the prior year excludes the impact of one-time restructuring costs related to consolidating our manufacturing activities. Operating loss for the Telecommunications Equipment segment for the thirteen-week period ended September 28, 2001, was $147,000, compared to operating income of $7.8 million for the same period of the prior year. Lower revenues for the quarter from reduced demand for telecommunications products and higher operating expenses resulting from inclusion of expenses related to the acquired operations from ADC, as well as the previously discussed ERP related expenditures, resulted in an operating loss for the period compared to operating income in the prior year. Operating loss for the BMS segment for the thirteen-week period ended September 28, 2001, was $5.6 million, compared to operating income of $171,000 for the same period of the prior year. Operating results of our BMS segment were negatively impacted during the quarter due to lower revenue and gross margins, and continue to reflect investments and development costs associated with our network management and mobile workforce products.

Amortization of goodwill and other intangibles was $1.9 million for the thirteen-week period ended September 28, 2001, compared to $82,000 for the same period of the prior year. The increase in amortization expense relates to goodwill and the cost of other acquired intangibles related to the acquisition of MobileForce. The cost of other acquired intangibles including purchased technology and assembled workforce and trademarks, are being amortized on a straight-line basis over their estimated useful lives of three years. Goodwill for acquisitions prior to June 30, 2001 is being amortized on a straight-line basis over estimated useful lives of three to ten years. These cost are related to and included as part of the Company's BMS segment.

Investment income was $503,000 for the thirteen-week period ended September 28, 2001, compared to $2.0 million for the same period of the prior year. The decrease in investment income resulted from reduced investment balances compared to the same period of the prior year and lower interest rates currently earned on those short-term investments.

Other expense, net, was $1.8 million for the thirteen-week period ended September 28, 2001, compared to $178,000 for the same period of the prior year. The increase in other expense resulted primarily from the write-off of a convertible debt instrument based on the Company's assessment that there was an other than temporary reduction in the fair value of the instrument.

Restructuring Costs

During the thirteen-week period ended September 28, 2001, we recorded a restructuring charge of $1.5 million, related to our decision to consolidate our manufacturing operation from Santa Clara, California to our operation in Meriden, Connecticut. The non-recurring charge represents employee termination benefits for approximately 42 employees and other costs to consolidate the operation. Other costs reflect a write-down of property, plant and equipment that were employed in the operation, which we anticipate disposing of over the next six months, as well as costs associated with fixed contractual obligations.

Liquidity and Capital Resources

As of September 28, 2001, cash and cash equivalents and short-term investments totaled $58.5 million, down from $100.9 million at June 29, 2001.

Net cash and cash equivalents used in operating activities were $14.0 million for the thirteen-week period ended September 28, 2001, compared to net cash and cash equivalents provided by operating activities of $11.3 million for the same period of the prior year. The increase in net cash and cash equivalents used in operating activities for the quarter was due to the net loss incurred for the period, as well as replenishment of working capital related to the operations acquired from ADC, in particular, the accounts receivables.

Net cash and cash equivalents used in investing activities were $18.8 million for the thirteen-week period ended September 28, 2001, compared to $6.4 million for the same period of the prior year. The increase in cash and cash equivalents used in investing activities was primarily due to utilizing $26.4 million of cash for acquisitions, as well as $1.5 million to purchase property, plant and equipment during the period.

Net cash and cash equivalents used in financing activities were $1.6 million for the thirteen-week period ended September 28, 2001, compared to $5.7 million for the same period of the prior year. Cash used during the period resulted primarily from the purchase of treasury stock. The Company has a stock repurchase program. On April 6, 2001, we increased the amount of stock that may be purchased under the program by 2,000,000 shares, to allow for a total of 4,000,000 shares to be purchased. Shares may be purchased from time to time in the open market through block or privately negotiated transactions, or otherwise. We intend to use our currently available capital resources to fund the purchases. The repurchased stock is being held by us as treasury stock to be used to meet our obligations under our present and future stock option plans and for other corporate purposes. As of September 28, 2001, 2,217,090 shares had been repurchased under this stock repurchase program. Our other financing activities consisted primarily of payments on short-term and long-term debt and proceeds from the exercise of employee stock options and warrants.

In June 2001, we amended our existing credit agreement with three banks under which we may borrow up to $70.0 million. Under the credit agreement, $20.0 million is available as a revolving line-of-credit, subject to an aggregate sub-limit of $3.0 million for issuance of letters of credit, which is committed through November 30, 2001. The credit agreement also permits us to borrow up to $50.0 million for strategic acquisitions and/or investments, which is also committed through November 30, 2001. Credit pricing on these facilities is a function of our total funded indebtedness to earnings before interest, taxes, depreciation and amortization (EBITDA) ratio, adjusted for certain non-recurring charges. Borrowings under the credit agreement bear interest at various rates, at our option, and were limited to three and three-quarters (3.75) times adjusted EBITDA for the quarter ended September 28, 2001. Borrowings on these facilities are unsecured, subject to a negative pledge on all business assets, and we are required to maintain certain financial ratios and comply with indebtedness tests. As of September 28, 2001, we had no borrowings outstanding under the credit agreement and, based on adjusted EBITDA for the quarter ended September 28, 2001, there were no borrowings available under the facility. Subsequent to the quarter end, the Company modified the existing facility to extend the commitment period through the end of January 2002, with a borrowing base of approximately $20 million.

Management believes that operating cash flow, current cash and cash equivalents and short-term investment balances, as well as expected borrowing capacity under our credit agreement, will be adequate to provide for all cash requirements for the foreseeable future, subject to requirements that strategic developments might dictate.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" (Statement 141). Statement 141 addresses financial accounting and reporting for business combinations and requires that all business combinations within the scope of Statement 141 be accounted for using only the purchase method. Statement 141 is required to be adopted for all business combinations initiated after June 30, 2001.

Also in July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" (Statement 142). Statement 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. Statement 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with Statement 121.

The Company was required to adopt the provisions of Statement 141 as of July 2001, and will adopt Statement 142 effective June 29, 2002. Goodwill and intangible assets determined to have an indefinite useful life acquired in purchase business combinations completed after June 30, 2001, but before Statement 142 is adopted in full, will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature.

In connection with Statement 142's transitional goodwill impairment evaluation, the Statement will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit, an indication exists that the reporting unit goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill, both of which would be measured as of the date of adoption. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with Statement 141. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's consolidated statement of operations.

As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $6,183 and unamortized identifiable intangible assets in the amount of $9,228 that will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $645 and $61 for the thirteen week periods ended September 28, 2001 and September 29, 2000, respectively. Because of the extensive effort needed to comply with adopting Statement 142, it is not practicable to reasonably estimate the impact of adopting this Statement on the Company's financial statements at the date of this report, including whether it will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (Statement 144), which supersedes both SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (Statement 121) and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" (Opinion 30), for the disposal of a segment of a business (as previously defined in that Opinion). Statement 144 retains the fundamental provisions in Statement 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with Statement 121. For example, Statement 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. Statement 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike Statement 121, an impairment assessment under Statement 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under Statement 142.

The Company is required to adopt Statement 144 effective June 29, 2002. Management does not expect the adoption of Statement 144 for long-lived assets held for use to have a material impact on the Company's consolidated financial statements because the impairment assessment under Statement 144 is largely unchanged from Statement 121. The provisions of the Statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, management cannot determine the potential effects that adoption of Statement 144 will have on the Company's consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact the financial position, results of operations or cash flow of the Company due to adverse changes in market prices and rates. The Company is exposed to market risk because of changes in interest rates and the fair market value of our marketable securities portfolio. The Company classifies its marketable securities portfolios as either available-for-sale or trading, and records them at fair value. For the Company's available-for-sale securities, unrealized holding gains and losses are excluded from income and are recorded directly to shareholders' equity in accumulated other comprehensive income (loss), net of related deferred income taxes. For the Company's trading securities, unrealized holding gains and losses are included in the statement of operations in the period they arise.

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Shareholders

             (Not Applicable)

Item 5.  Other Information

             (Not Applicable)

Item 6.   Exhibits and Reports on Form 8-K

The following exhibits are included herein:

             (None)

Reports on Form 8-K

On July 5, 2001, the Registrant filed a Form 8-K dated July 3, 2001, reporting that on July 3, 2001, the Registrant and Aerotec Communications, Inc. (Aerotec) entered into a definitive agreement under which Aerotec will merge with Worldbridge Broadband Services, Inc., a wholly owned subsidiary of Registrant.

On July 10, 2001, the Registrant filed a Form 8-K/A dated April 27, 2001, to amend the Current Report on Form 8-K dated April 27, 2001 relating to its acquisition of MobileForce and filed on May 11, 2001, to file the required financial statements and pro forma information required in Item 7 - Financial Statements and Exhibits.

On July 11, 2001, the Registrant filed a Form 8-K dated July 9, 2001, reporting that on July 9, 2001, the Registrant and ADC Telecommunications, Inc. (ADC) entered into a definitive agreement under which the Registrant will purchase certain assets and assume certain liabilities of ADC's Broadband Communications Division.

On August 20, 2001, the Registrant filed a Form 8-K dated August 4, 2001, reporting that on August 4, 2001, the Registrant completed its purchase of certain assets of ADC's cable product portfolio, under the terms and conditions previously announced on July 9, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 C-COR.net Corp.
                                  (Registrant)

Date: November 13, 2001                         /s/ William T. Hanelly
                                              ---------------------------------
                                               Chief Financial Officer
                                               (Principal Financial Officer)

Date: November 13, 2001                         /s/ Joseph E. Zavacky
                                              ---------------------------------
                                               Controller & Assistant
                                               Secretary
                                               (Principal Accounting Officer)