Form 10-Q
period 2001-12-28
C COR NET CORP
filed 2002-02-11
CIK 350621

United States

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the thirteen-week period ended: December 28, 2001

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

Common Stock, $.05 Par Value - 32,422,640 shares as of January 24, 2002.

                                 C-COR.net Corp.


                                                                           Page
                                                                           ----
Part I -- FINANCIAL INFORMATION
  Item 1. Financial Statements
            Independent Accountants' Review Report                            2
            Condensed Consolidated Balance Sheets:
             As of December 28, 2001 and June 29, 2001                        3
            Condensed Consolidated Statements of Operations:
             Thirteen Weeks Ended December 28, 2001 and December 29, 2000     4
             Twenty-six Weeks Ended December 28, 2001 and December 29, 2000   5
            Condensed Consolidated Statements of Cash Flows:
             Twenty-six Weeks Ended December 28, 2001 and December 29, 2000   6
            Notes to Condensed Consolidated Financial Statements              7
  Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                        18
  Item 3. Quantitative and Qualitative Disclosures About Market Risk         26

Part II -- OTHER INFORMATION
  Item 4. Submission of Matters to a Vote of Shareholders                    27
  Item 5. Other Information                                                  27
  Item 6. Exhibits and Reports on Form 8-K                                   27
  Signatures                                                                 28

                     Independent Accountants' Review Report


The Board of Directors
C-COR.net Corp. and Subsidiaries:

We have reviewed the condensed consolidated balance sheet of C-COR.net Corp. and subsidiaries as of December 28, 2001 and the related condensed consolidated statements of operations and cash flows for the thirteen-week and twenty-six week periods ended December 28, 2001 and December 29, 2000. These condensed consolidated financial statements are the responsibility of the Company's management.

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

/s/ KPMG LLP
---------------------------
Harrisburg, Pennsylvania
January 11, 2002, except as to Note 11,
  which is as of February 11, 2002

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                 C-COR.net Corp.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)

                                                     December 28,      June 29,
                                                         2001            2001
                                                     ------------     ---------
                                                      (Unaudited)
ASSETS
Current assets
Cash and cash equivalents ........................   $     58,214     $  87,891
Marketable securities ............................          5,035        13,002
Interest receivable ..............................            184           426
Accounts and notes receivables, net ..............         45,937        26,167
Inventories ......................................         49,204        34,809
Deferred taxes ...................................         17,067        12,250
Other current assets .............................          4,904         9,740
                                                     ------------     ---------
Total current assets .............................        180,545       184,285

Property, plant and equipment, net ...............         27,648        21,609
Intangible assets, net ...........................         29,008        22,994
Deferred taxes ...................................          7,813         6,851
Other long-term assets ...........................          3,198         2,966
                                                     ------------     ---------
Total assets .....................................   $    248,212     $ 238,705
                                                     ============     =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable .................................   $     14,552     $  12,723
Accrued liabilities ..............................         35,156        18,297
Current portion of long-term debt ................            256           264
                                                     ------------     ---------
Total current liabilities ........................         49,964        31,284

Long-term debt, less current portion .............          1,733         1,501
Other long-term liabilities ......................          2,254         2,011
                                                     ------------     ---------
Total liabilities ................................         53,951        34,796
                                                     ------------     ---------

Shareholders' equity
Common stock, $.05 par; authorized shares of
 100,000,000; issued shares of 35,892,102 on
 December 28, 2001 and 35,629,737 on
 June 29, 2001 ...................................          1,795         1,781
Additional paid-in capital .......................        206,947       205,154
Accumulated other comprehensive loss .............         (3,691)         (131)
Retained earnings ................................         23,428        28,302
Treasury stock at cost, 3,626,581 shares on
 December 28, 2001 and 3,160,516 shares on
 June 29, 2001 ...................................        (34,218)      (31,197)
                                                     ------------     ---------
Net shareholders' equity .........................        194,261       203,909
                                                     ------------     ---------
Total liabilities and shareholders' equity .......   $    248,212     $ 238,705
                                                     ============     =========

See independent accountants' review report and notes to condensed consolidated financial statements.

                                 C-COR.net Corp.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                  (Unaudited)
                                                        Thirteen Weeks Ended
                                                     ---------------------------
                                                      December 28,  December 29,
                                                          2001           2000
                                                      -----------   ------------

Net sales ....................................           $ 67,171      $ 66,045
Cost of sales ................................             46,657        48,372
                                                         --------      --------
Gross margin .................................             20,514        17,673
                                                         --------      --------
Operating expenses:
Selling and administrative ...................             11,130         7,387
Research and product development .............              7,624         4,389
Amortization of goodwill and other intangibles              1,904            82
Restructuring costs ..........................               (401)          650
                                                         --------      --------
Total operating expenses .....................             20,257        12,508
                                                         --------      --------

Income from operations .......................                257         5,165
Interest expense .............................                (64)          (16)
Investment income ............................                497         1,902
Other income, net ............................                502            90
                                                         --------      --------

Income before income taxes ...................              1,192         7,141
Income tax expense ...........................                695         2,857
                                                         --------      --------

Income from continuing operations ............                497         4,284

Discontinued operations:
Loss on disposal of discontinued business
  segment, net of tax ........................                -              (5)
                                                         --------      --------
Net income ...................................           $    497      $  4,279
                                                         ========      ========

Net income per share-basic:
Continuing operations ........................           $   0.02      $   0.13
Loss on disposal of discontinued operations ..                -             -
                                                         --------      --------
Net income ...................................           $   0.02      $   0.13
                                                         ========      ========

Net income per share-diluted:
Continuing operations ........................           $   0.01      $   0.13
Loss on disposal of discontinued operations ..                -             -
                                                         --------      --------
Net income ...................................           $   0.01      $   0.13
                                                         ========      ========

Weighted average common shares and common share equivalents
  Basic ......................................             32,129        32,955
  Diluted ....................................             33,517        34,032

See independent accountants' review report and notes to condensed consolidated financial statements.

                                 C-COR.net Corp.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                  (Unaudited)
                                                      Twenty-six Weeks Ended
                                                     ---------------------------
                                                      December 28,  December 29,
                                                          2001         2000
                                                      -----------   ------------

Net sales ....................................           $119,196      $144,380
Cost of sales ................................             85,098       105,414
                                                         --------      --------
Gross margin .................................             34,098        38,966
                                                         --------      --------
Operating expenses:
Selling and administrative ...................             21,850        16,250
Research and product development .............             14,324         8,813
Amortization of goodwill and other intangibles              3,808           164
Restructuring costs ..........................              1,102           650
                                                         --------      --------
Total operating expenses .....................             41,084        25,877
                                                         --------      --------

Income (loss) from operations ................             (6,986)       13,089
Interest expense .............................                (89)          (29)
Investment income ............................              1,000         3,917
Other expense, net ...........................             (1,259)          (88)
                                                         --------      --------

Income (loss) before income taxes ............             (7,334)       16,889
Income tax expense (benefit) .................             (2,460)        6,791
                                                         --------      --------

Income (loss) from continuing operations .....             (4,874)       10,098

Discontinued operations:
Loss on disposal of discontinued business
  segment, net of tax ........................                -              (4)
                                                         --------      --------
Net income (loss) ............................           $ (4,874)     $ 10,094
                                                         ========      ========

Net income (loss) per share-basic:
Continuing operations ........................           $  (0.15)     $   0.30
Loss on disposal of discontinued operations ..                -             -
                                                         --------      --------
Net income (loss) ............................           $  (0.15)     $   0.30
                                                         ========      ========

Net income (loss) per share-diluted:
Continuing operations ........................           $  (0.15)     $   0.29
Loss on disposal of discontinued operations ..                -             -
                                                         --------      --------
Net income (loss) ............................           $  (0.15)     $   0.29
                                                         ========      ========

Weighted average common shares and common share equivalents
  Basic ......................................             32,304        33,498
  Diluted ....................................             32,304        35,226

See independent accountants' review report and notes to condensed consolidated financial statements.

                                 C-COR.net Corp.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands of dollars)
                                  (Unaudited)
                                                      Twenty-six Weeks Ended
                                                     ---------------------------
                                                       December 28,  December 29,
                                                          2001          2000
                                                       ------------  ------------
OPERATING ACTIVITIES
Net income (loss) .....................................   $ (4,874)   $ 10,094
Adjustments to reconcile net income (loss) to net cash
  and cash equivalents provided by (used in)
  operating activities:
    Depreciation and amortization .....................      8,860       4,812
    Amortization of unearned compensation .............          -           4
    Gain on foreign currency transactions .............       (464)          -
    Loss on disposal of discontinued operations,
     net of tax .......................................          -           4
    Loss on sales and write-down of property, plant
     and equipment ....................................        329         250
    Tax benefit deriving from exercise and sales of
     stock option shares ..............................        451         207
Changes in operating assets and liabilities, net of
  effect of acquisitions:
    Interest receivable ...............................        242         128
    Accounts and notes receivable .....................    (17,630)     (2,549)
    Inventories .......................................      4,026      (7,172)
    Other assets ......................................      5,364         123
    Accounts payable ..................................      1,062       8,366
    Accrued liabilities ...............................        766      (7,300)
    Deferred retirement salary plan ...................        (22)         (7)
    Deferred income taxes .............................     (4,140)      1,868
    Dicontinued operations - working capital changes
     and noncash charges ..............................          -          69
                                                          --------    --------
NET CASH AND CASH EQUIVALENTS
  PROVIDED BY (USED IN) OPERATING ACTIVITIES ..........     (6,030)      8,897
                                                          --------    --------
INVESTING ACTIVITIES
Purchase of property, plant and equipment .............     (4,643)     (1,746)
Proceeds from the sale of property, plant and equipment      1,117           -
Purchases of marketable securities and other short
  term investments ....................................     (5,032)    (54,720)
Proceeds from marketable securities and other short
  term investments ....................................     12,999      62,525
Acquisitions, net of cash acquired ....................    (26,217)          -
                                                          --------    --------
NET CASH AND CASH EQUIVALENTS
  PROVIDED BY (USED IN) INVESTING ACTIVITIES ..........    (21,776)      6,059
                                                          --------    --------
FINANCING ACTIVITIES
Payment of debt and capital lease obligations .........       (137)        (98)
Issuance of common stock to employee stock purchase
  plan ................................................         98          75
Proceeds from exercise of stock options and
  stock warrants ......................................      1,258       1,482
Purchase of treasury stock ............................     (3,021)    (23,662)
                                                          --------    --------
NET CASH AND CASH EQUIVALENTS
  USED IN FINANCING ACTIVITIES ........................     (1,802)    (22,203)
                                                          --------    --------
Effect of exchange rate changes on cash and
  cash equivalents ....................................        (69)          -
                                                          --------    --------

DECREASE IN CASH AND CASH EQUIVALENTS .................    (29,677)     (7,247)
Cash and cash equivalents at beginning of period ......     87,891      95,379
                                                          --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ............   $ 58,214    $ 88,132
                                                          ========    ========
Supplemental cash flow information:
Non-cash investing activities
Fair value adjustment of available-for-sale securities    $    (19)   $     63

See independent accountants' review report and notes to condensed consolidated financial statements.

                                 C-COR.net Corp.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands except per share data)

1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and, in the opinion of management, contain all adjustments (consisting only of normal, recurring adjustments) necessary to fairly present the Company's financial position as of December 28, 2001, and the results of its operations for the thirteen-week and twenty-six week periods ended December 28, 2001 and December 29, 2000. Operating results for the thirteen-week and twenty-six week periods are not necessarily indicative of the results that may be expected for the year ending June 28, 2002. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended June 29, 2001.

2. DESCRIPTION OF BUSINESS

C-COR.net Corp. (the Company) designs, manufactures and markets network distribution and transmission products and provides services and operational support systems to operators of advanced hybrid fiber coax (HFC) broadband networks. The Company operates in two industry segments: the Telecommunications Equipment segment, which consists of the Broadband Communications Products Division; and the Broadband Management Services segment, which consists of both the Broadband Management Solutions Division and the Broadband Network Services Division (see Note 10). The Broadband Communications Products Division is responsible for research, development, management, production, support and sales of advanced fiber optic and radio frequency (RF) equipment. A digital video transport product line was added to this division with the acquisition of certain operations from ADC Telecommunications, Inc. (ADC) on August 4, 2001 (see Note 4). The Broadband Management Solutions Division is responsible for the development, integration, management, implementation, support and sales of operational support systems that focus on network management and mobile workforce management solutions. The Broadband Network Services Division provides outsourced technical services, including network engineering and design, construction, activation, optimization, certification, maintenance and operations.

3. ACCOUNTING CHANGE AND ACCOUNTING PRONOUNCEMENT

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

In connection with Statement 142's transitional goodwill impairment evaluation, the Statement requires the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit, an indication exists that the reporting unit goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill, both of which would be measured as of the date of adoption. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with Statement 141. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's consolidated statement of operations.

As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $6,242 and unamortized identifiable intangible assets in the amount of $9,228 that will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $646 and $1,291 for the thirteen-week and twenty-six week periods ended December 28, 2001, respectively. This compares to amortization expense related to goodwill of $62 and $123, for the same respective periods of the prior year. Because of the extensive effort needed to comply with adopting Statement 142, it is not practicable to reasonably estimate the impact of adopting Statement 142 on the Company's consolidated financial statements at the date of this report, including whether the Company will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (Statement 144), which supersedes both Statement

121 and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" (Opinion 30), for the disposal of a segment of a business (as previously defined in that Opinion). Statement 144 retains the fundamental provisions in Statement 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with Statement 121. For example, Statement 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. Statement 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike Statement 121, an impairment assessment under Statement 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under Statement 142.

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

4. BUSINESS COMBINATIONS

On July 3, 2001, a wholly owned subsidiary of the Company acquired Aerotec Communications Inc. (Aerotec) for $2,250. Additional cash payments of up to $3,750 are required to be made to Aerotec shareholders if certain performance targets are met. The Company recorded goodwill of $671 in connection with this transaction, which represented the excess of the purchase price and related costs over the fair value of the acquired net assets of the business (see Note
3).

On August 4, 2001, the Company acquired certain assets and assumed certain liabilities of ADC. The assets and operations acquired from ADC were considered the purchase of a business and have been included in the condensed consolidated financials statements since the date of purchase. The assets purchased include the Optiworx(TM) and DV6000 series product lines, as well as other related cable infrastructure products from ADC's Broadband Communications Division, located in Meriden, Connecticut, Buenos Aires, Argentina, and Klagenfurt, Austria. These facilities and their assets became part of the Company's Broadband Communications Products Division. The purchase of these assets and operations will enable the Company to increase its business volume, expand its customer base and installed equipment base both in the United States and abroad, add an established product offering, particularly in the digital video transport market, and provide the Company with a skilled workforce with extensive industry experience that enhances and expands the scope of our existing research and product development capabilities. Subsequent to December 28, 2001, the Company announced the closing of its Buenos Aires, Argentina manufacturing facility (see
Note 11).

Consideration for the acquisition was approximately $24,904 consisting of a cash payment of $24,596 to ADC and direct transaction costs incurred of approximately

$308. In addition, the Company assumed certain liabilities. The Company used its available cash to fund the acquisition.

The following table summarizes the estimated fair value of the assets acquired and the liabilities assumed at the date of acquisition. The Company is in the process of obtaining a third-party valuation of certain intangible assets acquired. In addition, finalization of the fair value of assets acquired and liabilities assumed related to the Company's Buenos Aires, Argentina operation will also impact the allocation of the purchase price. As a result, the allocation of the purchase price is preliminary and subject to change.

Current assets                              $27,079
Property and equipment                        7,373
Goodwill                                      8,215
                                            -------
  Total assets acquired                      42,667
                                            -------
Current liabilities                         (17,461)
Long-term debt                                 (302)
                                            -------
  Total liabilities assumed                 (17,763)
                                            -------
  Net assets acquired                       $24,904
                                            ========

The excess of the purchase price over the allocation to tangible identifiable assets and liabilities has been presumed to be goodwill, and in accordance with the provisions of Statement 142, no amortization expense related to this goodwill has been reflected in the condensed consolidated statement of operations for the thirteen-week and twenty-six week periods ended December 28, 2001 (see Note 3).

The following selected unaudited pro forma information is provided to present a summary of the combined results of operations, as if the acquisition had occurred as of July 1, 2000, giving effect to purchase accounting adjustments. The pro forma data is for informational purposes only and may not necessarily reflect the results of operations of the Company had the operations acquired from ADC operated as part of the Company for the twenty-six week periods ended December 28, 2001 and December 29, 2000.

                                             December 28,   December 29,
                                                 2001           2000

Net sales                                    $ 127,481        $225,412
Net income (loss)                            $  (5,473)       $  5,566
Net income (loss) per diluted share          $   (0.17)       $   0.16

Included in the pro forma results of operations are total restructuring charges, before the effect of taxes, of $1,981 and $2,687 for the twenty-six week periods ended December 28, 2001 and December 29, 2000, respectively. These restructuring charges include $1,102 and $650 recorded by the Company in the condensed consolidated statements of operations for the twenty-six week periods ended December 28, 2001 and December 29, 2000, respectively.

5. INVENTORIES

Inventories as of December 28, 2001 and June 29, 2001 consisted of the following:

                       December 28,      June 29,
                           2001             2001
                          -------         -------
Finished goods         $     24,498    $     11,277
Work-in-process               1,866           5,576
Raw materials                22,840          17,956
                       ------------    ------------
Total inventories      $     49,204    $     34,809
                       ============    ============

6. ACCRUED LIABILITIES

Accrued liabilities as of December 28, 2001 and June 29, 2001 consisted of the following:

                                            December 28,       June 29,
                                               2001              2001
                                           -------------    -------------
Accrued incentive plan expense             $      2,121    $      1,540
Accrued vacation expense                          2,449           1,549
Accrued salary expense                            2,124           1,568
Accrued warranty expense                         13,561           3,610
Accrued workers compensation
  self-insurance expense                          1,098           1,178
Accrued restructuring                             1,874           2,456
Accrued income tax payable                        1,813             315
Accrued other                                    10,116           6,081
                                           ------------    ------------
                                           $     35,156    $     18,297
                                           ============    ============

7. RESTRUCTURING COSTS

During the thirteen-week period ended September 28, 2001, the Company recorded a restructuring charge of $1,503 related to the Company's decision to consolidate manufacturing operations from its Santa Clara, California location to its operation in Meriden, Connecticut. During the thirteen-week period ended December 28, 2001, the Company adjusted its restructuring estimate, resulting in a $151 reversal of previously recorded restructuring charges. The restructuring charge represents employee termination benefits for approximately 42 employees and other costs to consolidate the operation. Other costs reflect a write-down of property, plant and equipment that were employed in the operation, which the Company anticipates disposing of over the next three months, as well as costs associated with fixed contractual obligations.

Details of the first quarter restructuring charge as of December 28, 2001 are as follows:

                                                                                Accrual at
                          Restructuring                                        December 28,
                              Charge      Cash Paid    Non-Cash    Adjustment       2001
                          -------------   ---------    --------    ----------  ------------
Employee severance
 and termination benefits       $  461     $    56     $     -      $  (174)        $   231
Write-off of property,
 plant and equipment               321           -         344           23               -
Contractual obligations            721           -           -            -             721
                              --------      ------     -------      --------        -------
Total                          $ 1,503     $    56     $   344      $  (151)        $   952
                              ========      ======     =======      ========        =======

It is expected that the employee severance and termination benefit amounts accrued as of December 28, 2001 will be paid out over the next three months. The contractual obligations will be paid in accordance with the terms of the original agreements unless terminated earlier.

In fiscal year 2001, the Company recorded restructuring charges of $11,031. The restructuring charges related to the Company's decisions to consolidate its manufacturing and network management operations and to discontinue providing high-speed data helpdesk services, affecting the Company's State College and Tipton, Pennsylvania and Atlanta, Georgia facility locations. During the thirteen-week period ended December 28, 2001, the Company adjusted its restructuring estimate, resulting in a $250 reversal of previously recorded restructuring charges. The restructuring charges represented employee termination benefits for approximately 850 employees and other costs to consolidate the operations. Other costs reflected a write-down of property, plant and equipment and other long-lived assets that were employed in the operations, which the Company anticipates disposing of over the next few quarters, as well as cancellation costs associated with fixed contractual obligations.

Details of the fiscal year 2001 restructuring charges as of December 28, 2001 are as follows:

                                                                                   Accrual at
                              Restructuring                                       December 28,
                                 Charges     Cash Paid    Non-Cash   Adjustment        2001
                              ------------   ---------    --------   ----------   ------------
Employee severance
 and termination benefits         $  5,391     $4,509      $     -    $  (395)       $   487
Write-off of property,
 plant and equipment                 4,036          4        4,177        145              -
Write-off of intangibles and
  other long-lived assets              490          -          490          -              -
Contractual obligations
  and other                          1,114        662           17          -            435
                                  --------     ------      -------    --------       -------
Total                             $ 11,031     $5,175      $ 4,684    $  (250)        $  922
                                  ========     ======      =======    ========       =======

It is expected that the remaining employee severance and termination benefit amounts accrued as of December 28, 2001 will be paid out over the next three months. The remaining contractual obligations will be paid in accordance with the terms of the original agreements unless terminated earlier.

8. COMPREHENSIVE INCOME

The components of accumulated other comprehensive income (loss), net of tax if applicable, are as follows:

                                                 December 28,     June 29,
                                                     2001            2001
                                                 -------------  -------------

Unrealized gain (loss) on marketable securities  $          18  $          (1)
Foreign currency translation loss                       (3,709)          (130)
                                                 -------------  -------------
Accumulated other comprehensive loss             $      (3,691) $        (131)
                                                 =============  =============

The components of comprehensive income (loss) of the Company for the thirteen-week and twenty-six week periods ended December 28, 2001 and December 29, 2000 are as follows:

                                                        Thirteen Weeks Ended
                                                   ----------------------------
                                                   December 28,  December 29,
                                                        2001         2000
                                                   -------------  -------------
Net income                                            $     497    $     4,279
Other comprehensive gain (loss):
    Unrealized gain (loss) on marketable securities          40            (45)
    Foreign currency translation loss                    (3,576)          (134)
                                                    ------------   ------------
Other comprehensive loss                                 (3,536)          (179)
                                                    ------------   ------------
Comprehensive income (loss)                           $  (3,039)   $     4,100
                                                    ============   ============

                                                      Twenty-six Weeks Ended
                                                   ----------------------------
                                                   December 28,  December 29,
                                                        2001         2000
                                                   -------------  -------------
Net income (loss)                                     $  (4,874)   $    10,094
Other comprehensive gain (loss):
    Unrealized gain (loss) on marketable securities          19            (63)
    Foreign currency translation loss                    (3,579)           (29)
                                                    ------------   ------------
Other comprehensive loss                                 (3,560)           (92)
                                                    ------------   ------------
Comprehensive income (loss)                           $  (8,434)   $    10,002
                                                    ============   ============

The increase in the foreign currency translation loss for the thirteen-week and twenty-six week periods relates primarily to translation adjustments for the net assets of the Company's Buenos Aires, Argentina manufacturing operation, resulting from devaluation of the Argentine peso in January 2002.

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

                                                     Thirteen Weeks Ended
                                                  -----------------------------
                                                   December 28,  December 29,
                                                      2001            2000
                                                  ------------     ------------
Income from continuing operations                 $       497      $     4,284
Loss from discontinued operations                           -               (5)
                                                  ------------     ------------
Net income                                        $       497      $     4,279
                                                  ============     ============

Weighted average common shares outstanding             32,129           32,955
Common share equivalents                                1,388            1,077
                                                  ------------     ------------
Weighted average common shares and common
  share equivalents                                    33,517           34,032
                                                  ============     ============

Net income per share - basic:
  Continuing operations                           $      0.02      $      0.13
  Discontinued operations                                   -                -
                                                  ------------     ------------
Net income per share                              $      0.02      $      0.13
                                                  ============     ============
Net income per share - diluted:
  Continuing operations                           $      0.01      $      0.13
  Discontinued operations                                   -                -
                                                  ------------     ------------
Net income per share                              $      0.01      $      0.13
                                                  ============     ============

                                                     Twenty-six Weeks Ended
                                                  -----------------------------
                                                   December 28,  December 29,
                                                      2001            2000
                                                  ------------     ------------
Income (loss) from continuing operations          $    (4,874)     $    10,098
Loss from discontinued operations                           -               (4)
                                                  ------------     ------------
Net income (loss)                                 $    (4,874)     $    10,094
                                                  ============     ============

Weighted average common shares outstanding             32,304           33,498
Common share equivalents                                    -            1,728
                                                  ------------     ------------
Weighted average common shares and common
  share equivalents                                    32,304           35,226
                                                  ============     ============

Net income (loss) per share - basic:
  Continuing operations                           $     (0.15)     $      0.30
  Discontinued operations                                   -                -
                                                  ------------     ------------
Net income (loss) per share                       $     (0.15)     $      0.30
                                                  ============     ============
Net income (loss) per share - diluted:
  Continuing operations                           $     (0.15)     $      0.29
  Discontinued operations                                   -                -
                                                  ------------     ------------
Net income (loss) per share                       $     (0.15)     $      0.29
                                                  ============     ============

For the twenty-six week period ended December 28, 2001, common share equivalents of 1,494 shares were excluded from the diluted net loss per share calculation.


10. SEGMENT INFORMATION

Information about industry segments for the thirteen-week periods ended December 28, 2001 and December 29, 2000 are as follows:

                                                         Continuing Operations
                                                   --------------------------------
                                                                       Broadband
                                                Telecommunications    Management
                                                     Equipment         Services      Total
                                             ------------------------------------------------
13 week period ended December 28, 2001
Net sales                                       $       56,924       $    10,247   $  67,171
Operating income (loss) (A)                              4,542            (4,686)       (144)
Investment income                                                                        497
Interest expense                                                                          64
Income tax expense (A)                                                                   552
Cash equivalents and marketable securities                                            46,576
Identifiable assets at December 28, 2001 (B)           144,910            56,726     201,636
Capital expenditures                                     3,038               115       3,153
Depreciation and amortization                            1,881             2,535       4,416

13 week period ended December 29, 2000

Net sales                                       $       53,910       $    12,135   $  66,045
Operating income (loss) (A)                              5,957              (142)      5,815
Investment income                                                                      1,902
Interest expense                                                                          16
Income tax expense (A)                                                                 3,117
Cash equivalents and marketable securities                                           106,668
Identifiable assets at December 29, 2000 (B)           132,661            22,462     155,123
Capital expenditures                                       843               410       1,253
Depreciation and amortization                            1,623               649       2,272

(A) Operating income (loss) and income tax expense for the thirteen-week periods ended December 28, 2001 and December 29, 2000 exclude the impact of the restructuring costs.

(B) Identifiable assets at December 28, 2001 and December 29, 2000 exclude cash equivalents and marketable securities.

                                                         Continuing Operations
                                                   --------------------------------
                                                                       Broadband
                                                Telecommunications    Management
                                                     Equipment         Services      Total
                                             ------------------------------------------------
26 week period ended December 28, 2001
Net sales                                       $      100,844       $    18,352   $ 119,196
Operating income (loss) (A)                              4,395           (10,279)     (5,884)
Investment income                                                                      1,000
Interest expense                                                                          89
Income tax benefit (A)                                                                (2,047)
Cash equivalents and marketable securities                                            46,576
Identifiable assets at December 28, 2001 (B)           144,910            56,726     201,636
Capital expenditures                                     4,352               291       4,643
Depreciation and amortization                            3,779             5,081       8,860

26 week period ended December 29, 2000

Net sales                                       $      119,143       $    25,237   $ 144,380
Operating income (A)                                    13,710                29      13,739
Investment income                                                                      3,917
Interest expense                                                                          29
Income tax expense (A)                                                                 7,051
Cash equivalents and marketable securities                                           106,668
Identifiable assets at December 29, 2000 (B)           132,661            22,462     155,123
Capital expenditures                                     1,202               544       1,746
Depreciation and amortization                            3,533             1,279       4,812

(A) Operating income (loss) and income tax benefit for the twenty-six week periods ended December 28, 2001 and December 29, 2000 exclude the impact of the restructuring costs.

(B) Identifiable assets at December 28, 2001 and December 29, 2000 exclude cash equivalents and marketable securities.

Sales to unaffiliated customers by geographic region are as follows:

                                              Thirteen weeks ended
                                         --------------------------------
                                        December 28,       December 29,
                                             2001                2000
    United States                          $ 58,756            $ 55,278
    Other                                     8,415              10,767
                                           ---------           ---------
    Total                                  $ 67,171            $ 66,045
                                           =========           =========

                                             Twenty-six weeks ended
                                         --------------------------------
                                        December 28,       December 29,
                                             2001                2000
    United States                          $102,356            $124,146
    Other                                    16,840              20,234
                                           ---------           ---------
    Total                                  $119,196            $144,380
                                           =========           =========

Long-lived assets by geographic region are as follows:

                                        December 28,       December 29,
                                             2001                2000

    United States                          $ 52,608            $ 27,204
    Other                                     4,048                 677
                                           --------           ----------
    Total                                  $ 56,656            $ 27,881
                                           =========          ==========

11. SUBSEQUENT EVENT

The Company announced on February 11, 2002 the closing of its Buenos Aires, Argentina manufacturing facility. This action completes the final step of the integration of cable assets purchased from ADC in August 2001. The decision to close the Argentina manufacturing facility is a result of the process the Company began, as of the acquisition date, to address redundancy in the product lines and manufacturing capacity resulting from the acquisition. The Company expects to cease manufacturing operations at this facility by March 31, 2002. Fair value adjustments for inventory and fixed assets of between $4,500 to $5,000 and exit costs of between $1,500 to $2,000 will be accounted for as an adjustment of the original purchase price. In addition, the Company expects to realize a loss of approximately $1,000 related to the shut down of the Argentina operation, due primarily to the devaluation of the Argentine peso.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion addresses the financial condition of C-COR.net Corp. (the Company or we) as of December 28, 2001, and the results of our operations for the thirteen-week and twenty-six week periods ended December 28, 2001, compared with the same periods of the prior fiscal year. This discussion should be read in conjunction with the Management's Discussion and Analysis section for the fiscal year ended June 29, 2001, included in the Company's Annual Report on Form 10-K.

Disclosure Regarding Forward-Looking Statements

Some of the information presented in this report contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, among others, our ability to expand our product offering, reduced demand for telecommunications equipment and broadband management services, the current slowdown in network upgrade activity and the level of future network upgrade activity, the trend toward more fiber in the network, our ability to develop new and enhanced products, global demand for our products and services, our ability to expand our operations internationally, including the impact of the ADC Telecommunications, Inc. (ADC) acquisition, and statements relating to our business strategy. Forward-looking statements represent our judgment regarding future events. Although we believe we have a reasonable basis for these forward-looking statements, we cannot guarantee their accuracy and actual results may differ materially from those anticipated due to a number of uncertainties, many of which we are not aware. Factors which could cause actual results to differ from expectations include, among others, capital spending patterns of the communications industry, our ability to develop new and enhanced products, continued industry consolidation, the development of competing technology, and our ability to achieve our strategic objectives. For additional information concerning these and other important factors which may cause our actual results to differ materially from expectations and underlying assumptions, please refer to the reports filed by us with the Securities and Exchange Commission.

Results of Operations

Net sales for the thirteen-week period ended December 28, 2001 were $67.2 million, an increase of 2% from the prior year's sales of $66.0 million for the same period. Net sales for the twenty-six week period ended December 28, 2001 were $119.2 million, a decrease of 17% from the prior year's sales of $144.4 million for the same period.

Telecommunications Equipment segment sales increased by 6% to $56.9 million during the thirteen-week period, compared to $53.9 million for the same period of the prior year. Telecommunications Equipment segment sales decreased by 15% to $100.8 million during the twenty-six week period, compared to $119.1 million for the same period of the prior year. Telecommunications Equipment segment sales resulting from the acquisition of certain operations of ADC contributed approximately 43% and 41% of total segment sales for the thirteen-week and twenty-six week periods ended December 28, 2001, respectively. The increase for the quarter was attributable primarily to increased demand from domestic cable operators. The Company continues to see shifts in product requirements from radio frequency amplifiers to more fiber optics products, including digital technology, for transporting voice, video, and data. Fiber optics products increased during the quarter by 154%, compared to the same period a year ago and radio frequency amplifiers decreased 37%, compared to the same period a year ago. The decline in telecommunications equipment sales for the twenty-six week period reflects the sharp slowdown of capital spending in the telecommunications industry that began in the latter part of calendar year 2000. We believe that the reduced capital spending resulted from several factors, including high customer on-hand inventory levels, delays in construction schedules for hybrid fiber coax network system build-outs, continued customer consolidation and lack of access to financing. We expect network system upgrade activity for current build-outs to continue, as customers upgrade their systems to higher bandwidth products to support new services.

Broadband Management Services (BMS) segment sales decreased by 16% to $10.3 million during the thirteen-week period, compared to $12.1 million for the same period of the prior year. BMS segment sales decreased by 27% to $18.4 million during the twenty-six week period, compared to $25.3 million for the same period of the prior year. BMS segment revenues were also negatively impacted during the quarter and year-to-date periods, compared to the same periods a year ago, due to the slowdown in upgrade activities by several customers that affected demand for technical services.

Domestic sales as a percentage of total consolidated sales were 87% and 86% for the thirteen-week and twenty-six week periods ended December 28, 2001. This compares to 84% and 86% for the same periods the prior year. Sales to domestic customers increased 6% during the quarter, compared to the same period of the prior year, due to increases in Telecommunications Equipment segment sales. Sales to domestic customers decreased 18% for the twenty-six week period, compared to the same period of the prior year, as a result of decreases in both Telecommunications Equipment and BMS segment sales due to the slowdown in capital spending and upgrade activities by network operators. International sales as a percentage of total consolidated sales were 13% and 14% for the thirteen-week and twenty-six week periods ended December 28, 2001. This compares to 16% and 14% for the same periods of the prior year. For the quarter and year-to-date, sales to international customers decreased 22% and 17%, respectively, due primarily to reduced sales to a major customer in Canada. The decline in sales to Canada were partially offset by increased demand in the EuroPacific and Latin American markets during the quarter and year-to-date periods. As a result of our acquisition of certain operations of ADC, we have expanded our presence in both European and Latin American markets. We acquired operations in Klagenfurt, Austria and Buenos Aires, Argentina. These operations include manufacturing, engineering, sales and administrative support activities to provide localized versions of products and services to customers in these regions. We expect the demand for our products in international markets will continue to be highly variable. The international markets represent distinct markets in which capital spending decisions for hybrid fiber coax network distribution equipment can be impacted by a variety of factors, including access to financing and general economic conditions.

Gross margins were 30.5% and 28.6% for the thirteen-week and twenty-six week periods ended December 28, 2001. This compares to 26.8% and 27.0% for the same periods of the prior year. For the Telecommunications Equipment segment, gross margins were 32.3% and 30.8% for the thirteen-week and twenty-six week periods ended December 28, 2001. This compares to 26.9% and 26.8% for the same periods of the prior year. The increases in gross margins were due primarily to product mix, which included higher sales of fiber optic products which typically carry higher gross margins than radio frequency products, and improvements in our cost structure as a result of manufacturing consolidation efforts which began in the last half of the previous fiscal year.

For the BMS segment, gross margins were 20.6% and 16.5% for the thirteen-week and twenty-six week periods ended December 28, 2001. This compares to 26.3% and 27.7% for the same periods of the prior year. The decrease in gross margin for the periods was due primarily to costs associated with the Broadband Management Solutions Division. Costs associated with employees that support the deployment of network management and mobile workforce management solutions are included in cost of sales for the BMS segment. For the current year periods, these costs exceeded revenues recognized, due to system deployments continuing on a pilot and trial basis, thus impacting gross margins negatively. We anticipate these system deployment costs to impact gross margins negatively for the remainder of fiscal year 2002.

Selling and administrative expenses were $11.1 million (16.6% of net sales) for the thirteen-week period ended December 28, 2001, compared to $7.4 million (11.2% of net sales) for the same period of the prior year. Selling and administrative expenses were $21.9 million (18.3% of net sales) for the twenty-six week period ended December 28, 2001, compared to $16.3 million (11.3% of net sales) for the same period of the prior year. Our selling and administrative expense have increased primarily as a result of personnel costs and administrative expenses related to our acquisitions of MobileForce Technologies Inc. (MobileForce) in April 2001, and certain operations of ADC in August 2001. In addition, selling and administrative expense increased due to costs associated with the implementation of a fully integrated enterprise resource planning (ERP) system. The ERP system is a software-based management tool, which is expected to simplify and standardize business processes such as customer relationship management, manufacturing and purchasing, product development and financial systems. Costs of business process reengineering activities and training associated with this project during the first half of fiscal year 2002 were expensed as incurred. We anticipate additional costs associated with this project throughout the remainder of fiscal year 2002, but believe the majority of the activities and cost related to business process reengineering to be substantially complete as of December 28, 2001.

Research and product development expenses were $7.6 million (11.4% of net sales) for the thirteen-week period ended December 28, 2001, compared to $4.4 million (6.6% of net sales) for the same period of the prior year. Research and product development expenses were $14.3 million (12.0% of net sales) for the twenty-six week period ended December 28, 2001, compared to $8.8 million (6.1% of net sales) for the same period of the prior year. Research and product development expenses in the Telecommunications Product segment were $5.2 million and $9.8 million for the thirteen-week and twenty-six week periods ended December 28, 2001, respectively. This compares to $2.6 million and $5.6 million for the same periods of the prior year. The increase was primarily due to higher personnel costs resulting from inclusion of certain operations of ADC. The additional expenses incurred were primarily for the development of fiber optic products. Research and product development expenses in the BMS segment were $2.4 million and $4.5 million for the thirteen-week and twenty-six week periods ended December 28, 2001, respectively. This compares to $1.8 million and $3.2 million for the same period of the prior year. The increase is primarily due to higher personnel costs resulting from our acquisition of MobileForce in April 2001. The additional expenses incurred were primarily for the development of mobile workforce management software solutions. We anticipate continuing investments in research and product development expenses in future periods related to ongoing initiatives in the development of fiber optic products and network management and mobile workforce software capabilities.

The following discussion of operating income (loss) by segment for the thirteen-week and twenty-six week periods compared to the same periods of the prior year excludes the impact of one-time restructuring costs related to consolidating our manufacturing activities. Operating income for the

Telecommunications Equipment segment was $4.5 million and $4.4 million for the thirteen-week and twenty-six week periods ended December 28, 2001. This compares to operating income of $6.0 million and $13.7 million for the same periods of the prior year. Higher operating expenses resulting from inclusion of expenses related to the acquired operations from ADC, as well as the previously discussed enterprise resource planning system related expenditures, resulted in reduced operating income for the periods compared to the prior year. Operating loss for the BMS segment was $4.7 million and $10.3 million for the thirteen-week and twenty-six week periods ended December 28, 2001. This compared to an operating loss of $142,000 and operating income of $29,000, for the same periods of the prior year. For the thirteen-week and year-to-date periods ended December 28, 2001, operating results of our BMS segment include amortization of goodwill and other intangibles acquired in April 2001 related to our acquisition of MobileForce. In addition, BMS operations were negatively impacted during the thirteen-week and year-to-date periods due to lower revenue and gross margins, and continue to reflect investments and development costs associated with our network management and mobile workforce products.

Amortization of goodwill and other intangibles was $1.9 million and $3.8 million for the thirteen-week and twenty-six week periods ended December 28, 2001. This compares to $82,000 and $164,000 for the same periods of the prior year. The increase in amortization expense relates to goodwill and the cost of other acquired intangibles related to the acquisition of MobileForce. The cost of other acquired intangibles, including purchased technology and assembled workforce and trademarks, are being amortized on a straight-line basis over their estimated useful lives of three years. Goodwill for acquisitions prior to June 30, 2001 is being amortized on a straight-line basis over estimated useful lives of three to ten years. These costs are related to and included as part of the Company's BMS segment. An independent valuation of intangible assets related to the acquisition of certain operations of ADC has not yet been completed, and as such, could impact amortization expense in the future.

Investment income was $497,000 for the thirteen-week period ended December 28, 2001, compared to $1.9 million for the same period of the prior year. Investment income was $1.0 million for the twenty-six week period ended December 28, 2001, compared to $3.9 million for the same period of the prior year. The decreases in investment income resulted from reduced investment balances compared to the same periods of the prior year and lower interest rates currently earned on short-term investments.

Other income, net was $502,000 for the thirteen-week period ended December 28, 2001, compared to $90,000 for the same period of the prior year. The increase was primarily due to a foreign currency transaction gain during the period, resulting from devaluation of the Argentine peso and its effect on the Company's U.S. denominated accounts held by its foreign operation. Other expense, net was $1.3 million for the twenty-six-week period ended December 28, 2001, compared to $88,000 for the same period of the prior year. The increase in other expense resulted primarily from the write-off of a convertible debt instrument based on the Company's assessment that there was an other than temporary reduction in the fair value of the instrument.

Our overall effective income tax (benefit) rate was 58% and (34%) for the thirteen-week and twenty-six week periods ended December 28, 2001, respectively. This compares to 40% for both periods of the prior year. The higher effective income tax rate for the quarter ended December 28, 2001 resulted from limited income tax benefits deriving from losses incurred by foreign operations during the period.

Impact of Foreign Currencies and Economic Downturn in Argentina

As part of the acquisition of certain assets and assumption of certain liabilities of ADC, we acquired manufacturing facilities in Klagenfurt, Austria and Buenos Aires, Argentina. The financial condition, results of operations, and prospects of these operations are affected in general by currency fluctuations, inflation, interest rates, taxation and other political, social and economic developments. In particular, Argentina continues to experience recessionary conditions and difficulty in accessing international capital markets, and has recently faced internal disruption and social unrest. On December 20, 2001, the Argentine government placed restrictions on the exchange of currency. Subsequently, on January 6, 2002, the government of Argentina officially ended the one-to-one peg with the U.S. dollar, which was previously in effect for many years. On January 11, 2002, the currencies began market trading and resulted in a closing exchange rate of 1.65 Argentine Pesos to one dollar U.S. currency. As a result of this devaluation, and in accordance with Statement of Financial Accounting Standards No. 52, Foreign Currency Translation and guidance addressed in Emerging Issues Task Force D-12 Foreign Currency Translation - Selection of Exchange Rate When Trading is Temporarily Suspended, during the thirteen-week period ended December 28, 2001, we recorded a $3.6 million write-down of net assets and a corresponding currency translation adjustment as a reduction to shareholders' equity, as part of other comprehensive loss at December 28, 2001.

Restructuring Costs

During the thirteen-week period ended December 28, 2001, we recorded a $401,000 reversal of previously recorded restructuring charges associated with our decisions to consolidate our manufacturing operations. The adjustment resulted from lower than anticipated employee severance and termination benefits. This compares to restructuring charges of $650,000 incurred in the previous year, related to our decision to discontinue providing high-speed data Helpdesk services. Restructuring charges were $1.1 million and $650,000 for the twenty-six week periods ended December 28, 2001 and December 29, 2000, respectively.

Liquidity and Capital Resources

As of December 28, 2001, cash and cash equivalents and short-term investments totaled $63.2 million, down from $100.9 million at June 29, 2001.

Net cash and cash equivalents used in operating activities were $6.0 million for the twenty-six week period ended December 28, 2001, compared to net cash and cash equivalents provided by operating activities of $8.9 million for the same period of the prior year. The increase in net cash and cash equivalents used in operating activities for the twenty-six week period ended December 28, 2001 was due to the net loss incurred for the period, as well as replenishment of working capital related to the operations acquired from ADC, in particular, the accounts receivables.

Net cash and cash equivalents used in investing activities were $21.8 million for the twenty-six week period ended December 28, 2001, compared to cash provided by investing activities of $6.1 million for the same period of the prior year. The increase in cash and cash equivalents used in investing activities was primarily due to utilizing $26.2 million of cash for acquisitions, as well as $4.6 million to purchase property, plant and equipment during the period.

Net cash and cash equivalents used in financing activities were $1.8 million for the twenty-six week period ended December 28, 2001, compared to $22.2 million for the same period of the prior year. Cash used during the periods resulted primarily from the purchase of treasury stock. On April 6, 2001, we increased by 2,000,000 shares the amount of stock that may be purchased under our stock repurchase program, to allow for a total of 4,000,000 shares to be purchased. Shares may be purchased from time to time in the open market through block or privately negotiated transactions, or otherwise. We intend to use our currently available capital resources to fund the purchases. The repurchased stock is being held by us as treasury stock to be used to meet our obligations under our present and future stock option plans and for other corporate purposes. As of December 28, 2001, 2,393,590 shares had been repurchased under the stock repurchase program. Total shares held as treasury stock were 3,626,581 as of December 28, 2001. Our other financing activities consisted primarily of payments on short-term and long-term debt and proceeds from the exercise of employee stock options and warrants.

In November 2001, we amended our existing credit agreement with three banks under which we could borrow up to $70.0 million. Under the new credit agreement, $20.0 million is available as a revolving line-of-credit, subject to an aggregate sub-limit of $3.0 million for issuance of letters of credit, which is committed through February 28, 2002. The stand-by credit agreement which permitted borrowing up to $50.0 million for strategic acquisitions and/or investments expired as of November 30, 2001 and was not renewed. Borrowings under the credit agreement bear interest at various rates, at our option. Borrowings on these facilities are unsecured and subject to a negative pledge on all business assets. In addition, the Company is subject to a quarterly minimum net worth test. As of December 28, 2001, we had no borrowings outstanding under the credit agreement.

Management believes that operating cash flow, current cash and cash equivalents and short-term investment balances, as well as expected borrowing capacity under the credit agreement discussed above, will be adequate to provide for all operating cash requirements for the next 12 to 24 months. In addition, we have filed a Registration Statement on Form S-3, which became effective in February 2002, covering any combination of common stock, preferred stock, debt securities and warrants up to a total dollar amount of $150.0 million, from time to time in one or more offerings. Proceeds from the offerings could be used for strategic initiatives, such as potential acquisitions.

Subsequent Event

We announced on February 11, 2002 the closing of our Buenos Aires, Argentina manufacturing facility. This action completes the final step of the integration of cable assets purchased from ADC in August 2001. The decision to close the Argentina manufacturing facility is a result of the process we began, as of the acquisition date, to address redundancy in the product lines and manufacturing capacity resulting from the acquisition. We expect to cease manufacturing operations at this facility by March 31, 2002. Fair value adjustments for inventory and fixed assets of between $4.5 to $5.0 million and exit costs of between $1.5 to $2.0 million, will be accounted for as an adjustment of the original purchase price. In addition, we expect to realize a loss of approximately $1.0 million related to the shut down of the Argentina operation, due primarily to the devaluation of the Argentine peso.

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

In connection with Statement 142's transitional goodwill impairment evaluation, the Statement will require us to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, we must identify our reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. We will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit, an indication exists that the reporting unit goodwill may be impaired and we must perform the second step of the transitional impairment test. In the second step, we must compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill, both of which would be measured as of the date of adoption. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with Statement 141. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in our consolidated statement of operations.

As of the date of adoption, we expect to have unamortized goodwill in the amount of $6.2 million and unamortized identifiable intangible assets in the amount of $9.2 million that will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $646,000 and $1.3 million for the thirteen-week and twenty-six week periods ended December 28, 2001, respectively. This compares to amortization expense related to goodwill of $62,000 and $123,000, for the same respective periods of the prior year. Because of the extensive effort needed to comply with adopting Statement 142, it is not practicable to reasonably estimate the impact of adopting Statement 142 on our financial statements at the date of this report, including whether we will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.

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

We are required to adopt Statement 144 effective June 29, 2002. Management does not expect the adoption of Statement 144 for long-lived assets held for use to have a material impact on our consolidated financial statements because the impairment assessment under Statement 144 is largely unchanged from Statement
121. The provisions of Statement 144 for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, management cannot determine the potential effects that adoption of Statement 144 will have on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact the financial position, results of operations or cash flow of the Company due to adverse changes in market prices and rates.

We are exposed to foreign currency exchange rate risks inherent in our sales commitments, anticipated sales, and assets and liabilities denominated in currencies other than the United States dollar. We do not currently utilize derivative financial instruments to hedge certain foreign currency exposures. We do not intend to utilize derivative financial instruments for trading or speculative purposes.

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

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Shareholders

The Company's annual meeting of shareholders was held on October 16, 2001. The record date was September 7, 2001, on which there were 32,507,890 shares outstanding and entitled to vote at the annual meeting. The following items were submitted to a vote by shareholders.

1. The election of two directors for a term of three years.

2. Ratification of KPMG LLP as independent auditors for the 2002 fiscal year.

Mr. John J. Omlor, and Dr. James J. Tietjen were re-elected as directors until the year 2004.

The voting results for the matters noted above are set forth as follows:

     1. The election of three directors for a term of three years.

         Name of Nominee                   Votes For              Votes Withheld
         ----------------------            ----------             --------------
         John J. Omlor                     31,582,724                191,978
         Dr. James J. Tietjen              31,582,724                191,978

     2. Ratification of KPMG LLP as independent auditors for the 2002 fiscal year.

          Votes for                Votes Against               Abstained
         -----------               -------------              ----------
         31,566,032                   168,468                   40,202

Item 5.  Other Information

             (Not Applicable)

Item 6.   Exhibits and Reports on Form 8-K

The following exhibits are included herein:

   (10) Amendment dated November 29, 2001, to the Credit Agreement dated August 9, 1999, between the Registrant and Broadband Capital Corporation as borrowers, and The Banks Parties Hereto From Time to Time and Mellon Bank, N.A. as Agent.

   (15) Letter re: Unaudited Interim Financial Information.

Reports on Form 8-K

On October 19, 2001, the Registrant filed a Form 8-K/A dated August 4, 2001, to amend the Current Report on Form 8-K dated August 4, 2001, and filed on August 20, 2001, relating to its completed purchase of certain assets of ADC Telecommunications, Inc. cable product portfolio. The purpose of this amendment was to file the required financial statements and pro forma information required in Item 7 - Financial Statements and Exhibits.

On November 2, 2001, the Registrant filed a Form 8-K dated November 2, 2001 which stated that the Registrant held an Analyst Day at its headquarters located at 60 Decibel Road, State College, Pennsylvania on Friday, November 2, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 C-COR.net Corp.
                                  (Registrant)

Date: February 11, 2002                        /s/ William T. Hanelly
                                              ---------------------------------
                                               Chief Financial Officer
                                               (Principal Financial Officer)

Date: February 11, 2002                        /s/ Joseph E. Zavacky
                                              ---------------------------------
                                               Controller & Assistant
                                               Secretary
                                               (Principal Accounting Officer)