Form 10-Q
period 2002-03-29
C COR NET CORP
filed 2002-05-13
CIK 350621

United States

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the thirteen-week period ended: March 29, 2002

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

Common Stock, $.05 Par Value - 36,245,742 shares as of April 30, 2002.

                                 C-COR.net Corp.


                                                                           Page
                                                                           ----
Part I -- FINANCIAL INFORMATION
  Item 1. Financial Statements
            Independent Accountants' Review Report                            2
            Condensed Consolidated Balance Sheets:
             As of March 29, 2002 and June 29, 2001                           3
            Condensed Consolidated Statements of Operations:
             Thirteen Weeks Ended March 29, 2002 and March 30, 2001           4
             Thirty-nine Weeks Ended March 29, 2002 and March 30, 2001        5
            Condensed Consolidated Statements of Cash Flows:
             Thirty-nine Weeks Ended March 29, 2002 and March 30, 2001        6
            Notes to Condensed Consolidated Financial Statements              7
  Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                        18
  Item 3. Quantitative and Qualitative Disclosures About Market Risk         28

Part II -- OTHER INFORMATION
  Item 4. Submission of Matters to a Vote of Shareholders                    29
  Item 5. Other Information                                                  29
  Item 6. Exhibits and Reports on Form 8-K                                   29
  Signatures                                                                 30

                     Independent Accountants' Review Report


The Board of Directors
C-COR.net Corp. and Subsidiaries:

We have reviewed the condensed consolidated balance sheet of C-COR.net Corp. and subsidiaries as of March 29, 2002 and the related condensed consolidated statements of operations and cash flows for the thirteen-week and thirty-nine week periods ended March 29, 2002 and March 30, 2001. These condensed consolidated financial statements are the responsibility of the Company's management.

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

/s/ KPMG LLP
---------------------------
Harrisburg, Pennsylvania
April 12, 2002

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                 C-COR.net Corp.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)

                                                       March 29,       June 29,
                                                         2002            2001
                                                     ------------     ---------
                                                      (Unaudited)
ASSETS
Current assets
Cash and cash equivalents ........................   $    106,426     $  87,891
Marketable securities ............................         10,118        13,002
Interest receivable ..............................            131           426
Accounts and notes receivables, net ..............         60,599        26,167
Inventories ......................................         41,939        34,809
Deferred taxes ...................................         17,471        12,250
Other current assets .............................          4,534         9,740
                                                     ------------     ---------
Total current assets .............................        241,218       184,285

Property, plant and equipment, net ...............         24,025        21,609
Intangible assets, net ...........................         34,230        22,994
Deferred taxes ...................................          8,705         6,851
Other long-term assets ...........................          3,125         2,966
                                                     ------------     ---------
Total assets .....................................   $    311,303     $ 238,705
                                                     ============     =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable .................................   $     21,680     $  12,723
Accrued liabilities ..............................         31,985        18,297
Current portion of long-term debt ................            234           264
                                                     ------------     ---------
Total current liabilities ........................         53,899        31,284

Long-term debt, less current portion .............          1,699         1,501
Other long-term liabilities ......................          2,365         2,011
                                                     ------------     ---------
Total liabilities ................................         57,963        34,796
                                                     ------------     ---------

Shareholders' equity
Common stock, $.05 par; authorized shares of
 100,000,000; issued shares of 39,872,263 on
 March 29, 2002 and 35,629,737 on
 June 29, 2001 ...................................          1,994         1,781
Additional paid-in capital .......................        262,826       205,154
Accumulated other comprehensive loss .............           (777)         (131)
Retained earnings ................................         23,537        28,302
Treasury stock at cost, 3,627,801 shares on
 March 29, 2002 and 3,160,516 shares on
 June 29, 2001 ...................................        (34,240)      (31,197)
                                                     ------------     ---------
Net shareholders' equity .........................        253,340       203,909
                                                     ------------     ---------
Total liabilities and shareholders' equity .......   $    311,303     $ 238,705
                                                     ============     =========

See independent accountants' review report and notes to condensed consolidated financial statements.

                                 C-COR.net Corp.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                  (Unaudited)
                                                        Thirteen Weeks Ended
                                                     ---------------------------
                                                        March 29,     March 30,
                                                          2002           2001
                                                      -----------   ------------

Net sales ....................................           $ 77,230      $ 40,134
Cost of sales ................................             54,535        38,465
                                                         --------      --------
Gross margin .................................             22,695         1,669
                                                         --------      --------
Operating expenses:
Selling and administrative ...................             15,301         7,167
Research and product development .............              6,524         4,463
Amortization of goodwill and other intangibles              1,913            82
Restructuring costs ..........................               (431)       11,076
                                                         --------      --------
Total operating expenses .....................             23,307        22,788
                                                         --------      --------

Loss from operations .........................               (612)      (21,119)
Interest expense .............................                (20)          (36)
Investment income ............................                321         1,820
Other income, net ............................              1,661            69
                                                         --------      --------

Income (loss) before income taxes ............              1,350       (19,266)
Income tax expense (benefit) .................              1,241        (7,742)
                                                         --------      --------

Income (loss) from continuing operations .....                109       (11,524)

Discontinued operations:
Gain on disposal of discontinued business
  segment, net of tax ........................                -               6
                                                         --------      --------
Net income (loss) ............................           $    109      $(11,518)
                                                         ========      ========

Net income (loss) per share-basic:
Continuing operations ........................           $   0.00      $  (0.36)
Gain on disposal of discontinued operations ..                -            0.00
                                                         --------      --------
Net income (loss) ............................           $   0.00      $  (0.36)
                                                         ========      ========

Net income (loss) per share-diluted:
Continuing operations ........................           $   0.00      $  (0.36)
Gain on disposal of discontinued operations ..                -            0.00
                                                         --------      --------
Net income (loss) ............................           $   0.00      $  (0.36)
                                                         ========      ========

Weighted average common shares and common share equivalents
  Basic ......................................             33,983        32,314
  Diluted ....................................             36,833        32,314

See independent accountants' review report and notes to condensed consolidated financial statements.

                                 C-COR.net Corp.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                  (Unaudited)
                                                      Thirty-nine Weeks Ended
                                                     ---------------------------
                                                        March 29,    March 30,
                                                          2002         2001
                                                      -----------   ------------

Net sales ....................................           $196,426      $184,514
Cost of sales ................................            139,633       143,879
                                                         --------      --------
Gross margin .................................             56,793        40,635
                                                         --------      --------
Operating expenses:
Selling and administrative ...................             37,151        23,417
Research and product development .............             20,848        13,276
Amortization of goodwill and other intangibles              5,721           246
Restructuring costs ..........................                671        11,726
                                                         --------      --------
Total operating expenses .....................             64,391        48,665
                                                         --------      --------

Loss from operations .........................             (7,598)       (8,030)
Interest expense .............................               (109)          (65)
Investment income ............................              1,321         5,737
Other income (expense), net ..................                402           (19)
                                                         --------      --------

Loss before income taxes .....................             (5,984)       (2,377)
Income tax benefit ...........................             (1,219)         (951)
                                                         --------      --------

Loss from continuing operations ..............             (4,765)       (1,426)

Discontinued operations:
Gain on disposal of discontinued business
  segment, net of tax ........................                -               2
                                                         --------      --------
Net loss .....................................           $ (4,765)     $ (1,424)
                                                         ========      ========

Net income (loss) per share-basic:
Continuing operations ........................           $  (0.14)     $  (0.04)
Gain on disposal of discontinued operations ..                -            0.00
                                                         --------      --------
Net loss .....................................           $  (0.14)     $  (0.04)
                                                         ========      ========

Net income (loss) per share-diluted:
Continuing operations ........................           $  (0.14)     $  (0.04)
Gain on disposal of discontinued operations ..                -            0.00
                                                         --------      --------
Net loss .....................................           $  (0.14)     $  (0.04)
                                                         ========      ========

Weighted average common shares and common share equivalents
  Basic ......................................             32,863        33,103
  Diluted ....................................             32,863        33,103

See independent accountants' review report and notes to condensed consolidated financial statements.

                                 C-COR.net Corp.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands of dollars)
                                  (Unaudited)
                                                       Thirty-nine Weeks Ended
                                                      --------------------------
                                                        March 29,    March 30,
                                                          2002          2001
                                                       ------------  -----------
OPERATING ACTIVITIES
Net loss ..............................................   $ (4,765)   $ (1,424)
Adjustments to reconcile net loss to net cash
  and cash equivalents provided by (used in)
  operating activities:
    Depreciation and amortization .....................     13,077       7,583
    Amortization of unearned compensation .............          -           6
    Gain on disposal of discontinued operations,
     net of tax .......................................          -          (2)
    Loss on sale and write-down of property, plant
     and equipment ....................................        409       5,214
    Tax benefit deriving from exercise and sales of
     stock option shares ..............................        451         207
Changes in operating assets and liabilities, net of
  effect of acquisitions:
    Interest receivable ...............................        295         596
    Accounts and notes receivable .....................    (32,655)     17,570
    Inventories .......................................     10,645      (7,547)
    Other assets ......................................      7,131      (6,219)
    Accounts payable ..................................      8,159      (5,996)
    Accrued liabilities ...............................     (5,683)       (780)
    Deferred retirement salary plan ...................         (6)         (6)
    Deferred income taxes .............................     (4,545)     (1,404)
    Discontinued operations - working capital changes
     and noncash charges ..............................          -          93
                                                          --------    --------
NET CASH AND CASH EQUIVALENTS
  PROVIDED BY (USED IN) OPERATING ACTIVITIES ..........     (7,487)      7,891
                                                          --------    --------
INVESTING ACTIVITIES
Purchase of property, plant and equipment .............     (5,206)     (2,933)
Proceeds from the sale of property, plant and equipment      1,127          38
Purchases of marketable securities and other short-
  term investments ....................................    (11,154)    (58,656)
Proceeds from sale of marketable securities and
  other short-term investments ........................     14,038      92,011
Acquisitions, net of cash acquired ....................    (26,314)          -
                                                          --------    --------
NET CASH AND CASH EQUIVALENTS
  PROVIDED BY (USED IN) INVESTING ACTIVITIES ..........    (27,509)     30,460
                                                          --------    --------
FINANCING ACTIVITIES
Payment of debt and capital lease obligations .........       (194)       (163)
Issuance of common stock to employee stock purchase
  plan ................................................        145         107
Proceeds from exercise of stock options and
  stock warrants ......................................      5,088       1,802
Proceeds from issuance of common stock, net ...........     52,201           -
Purchase of treasury stock ............................     (3,043)    (23,692)
                                                          --------    --------
NET CASH AND CASH EQUIVALENTS
  PROVIDED BY (USED IN) FINANCING ACTIVITIES ..........     54,197     (21,946)
                                                          --------    --------
Effect of exchange rate changes on cash and
  cash equivalents ....................................       (666)          -
                                                          --------    --------
INCREASE IN CASH AND CASH EQUIVALENTS .................     18,535      16,405
Cash and cash equivalents at beginning of period ......     87,891      95,379
                                                          --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ............   $106,426    $111,784
                                                          ========    ========
Supplemental cash flow information:
Non-cash investing activities
Fair value adjustment of available-for-sale securities    $     20    $    (88)

See independent accountants' review report and notes to condensed consolidated financial statements.

                                 C-COR.net Corp.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands except per share data)

1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and, in the opinion of management, contain all adjustments (consisting only of normal, recurring adjustments) necessary to fairly present the Company's financial position as of March 29, 2002, and the results of its operations for the thirteen-week and thirty-nine week periods ended March 29, 2002 and March 30, 2001. Operating results for the thirteen-week and thirty-nine week periods ended March 29, 2002 are not necessarily indicative of the results that may be expected for the year ending June 28, 2002, due to the cyclical nature of the industry in which the Company operates, fluctuations in currencies related to its foreign operations, and changes in overall conditions that could affect the carrying value of its assets and liabilities. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the year ended June 29, 2001.

2. DESCRIPTION OF BUSINESS

C-COR.net Corp. (the Company) designs, manufactures and markets network distribution and transmission products and provides services and operational support systems to operators of advanced hybrid fiber coax (HFC) broadband networks. The Company operates in two industry segments: the Telecommunications Equipment segment, which consists of the Broadband Communications Products Division; and the Broadband Management Services segment, which consists of both the Broadband Management Solutions Division and the Broadband Network Services Division (see Note 11). The Broadband Communications Products Division is responsible for research, development, management, production, support and sales of advanced fiber optic and radio frequency (RF) equipment. A digital video transport product line was added to this division with the acquisition of certain operations from ADC Telecommunications, Inc. (ADC) on August 4, 2001 (see Note 4). The Broadband Management Solutions Division is responsible for the development, integration, management, implementation, support and sales of operational support systems that focus on network management and mobile workforce management solutions. The Broadband Network Services Division provides outsourced technical services, including network engineering and design, construction, activation, optimization, certification, maintenance and operations.

3. ACCOUNTING CHANGE AND ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" (Statement 141). Statement 141 addresses financial accounting and reporting for business combinations and requires that all business combinations within the scope of Statement 141 be accounted for using only the purchase method. Statement 141 is required to be adopted for all business combinations initiated after June 30, 2001.

Also in June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" (Statement 142). Statement 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. Statement 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (Statement 121).

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

As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $6,280 and unamortized identifiable intangible assets in the amount of $9,228 that will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $654 and $1,946 for the thirteen-week and thirty-nine week periods ended March 29, 2002, respectively. This compares to amortization expense related to goodwill of $61 and $184, for the same respective periods of the prior year. Because of the extensive effort needed to comply with adopting Statement 142, it is not practicable to reasonably estimate the impact of adopting Statement 142 on the Company's consolidated financial statements at the date of this report, including whether the Company will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.

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

4. BUSINESS COMBINATIONS

On July 3, 2001, a wholly owned subsidiary of the Company acquired Aerotec Communications Inc. (Aerotec) for $2,250. Additional cash payments of up to $3,750 are required to be made to Aerotec shareholders if certain performance targets are met. The Company anticipates that these performance targets will be achieved and that an additional cash payment of $3,750 will be made in July 2002 and recorded as an increase to goodwill. The Company recorded goodwill of $671 in connection with this transaction, which represented the excess of the purchase price and related costs over the fair value of the acquired net assets of the business.

On August 4, 2001, the Company acquired certain assets and assumed certain liabilities of ADC. The assets and operations acquired from ADC were considered the purchase of a business and have been included in the condensed consolidated financials statements since the date of purchase. The assets purchased include the Optiworx(TM) and DV6000 series product lines, as well as other related cable infrastructure products from ADC's Broadband Communications Division, located in Meriden, Connecticut, Buenos Aires, Argentina, and Klagenfurt, Austria. These facilities and their assets became part of the Company's Broadband Communications Products Division. On February 11, 2002, the Company announced the closing of its Buenos Aires, Argentina manufacturing facility.

Consideration for the acquisition was approximately $25,001 consisting of a cash payment of $24,596 to ADC and direct transaction costs incurred of approximately

$405. In addition, the Company assumed certain liabilities. The Company used its available cash to fund the acquisition.

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

Current assets                              $24,977
Property and equipment                        5,381
Goodwill                                     15,310
                                            -------
  Total assets acquired                      45,668
                                            -------
Current liabilities                         (20,365)
Long-term debt                                 (302)
                                            -------
  Total liabilities assumed                 (20,667)
                                            -------
  Net assets acquired                       $25,001
                                            =======

The excess of the purchase price over the allocation to tangible identifiable assets and liabilities has been presumed to be goodwill. In accordance with the provisions of Statement 142, no amortization expense related to this goodwill has been reflected in the condensed consolidated statement of operations for the thirteen-week and thirty-nine week periods ended March 29, 2002.

The following selected unaudited pro forma information is provided to present a summary of the combined results of operations, as if the ADC acquisition had occurred as of July 1, 2000, giving effect to purchase accounting adjustments. The pro forma data is for informational purposes only and may not necessarily reflect the results of operations of the Company had the operations acquired from ADC operated as part of the Company for the thirty-nine week periods ended March 29, 2002 and March 30, 2001.

                                               March 29,     March 30,
                                                 2002           2001

Net sales                                    $ 204,711        $294,045
Net loss                                     $  (5,364)       $(31,780)
Net loss per diluted share                   $   (0.16)       $  (0.90)

Included in the pro forma results of operations are total restructuring charges, before the effect of taxes, of $1,550 and $15,175 for the thirty-nine week periods ended March 29, 2002 and March 30, 2001, respectively. These restructuring charges include $671 and $11,726 recorded by the Company in the condensed consolidated statements of operations for the thirty-nine week periods ended March 29, 2002 and March 30, 2001, respectively.

5. PUBLIC OFFERING

The Company filed a Registration Statement, which became effective in February 2002, covering any combination of common stock, preferred stock, debt securities and warrants up to a total dollar amount of $150,000, from time to time in one or more offerings. The Company intends to use the proceeds from the offerings for working capital and other general corporate purposes, including acquiring or investing in businesses, products, services or technologies complementary to the Company's current business.

On February 19, 2002, the Company completed a follow-on offering of its common stock in which 3,450 shares of common stock were sold at a price of $16.00 per share. The offering resulted in net proceeds (after deducting issuance costs) to the Company of $52,201.

6. INVENTORIES

Inventories as of March 29, 2002 and June 29, 2001 consisted of the following:

                         March 29,        June 29,
                           2002             2001
                          -------         -------
Finished goods         $     11,102    $     11,277
Work-in-process               8,753           5,576
Raw materials                22,084          17,956
                       ------------    ------------
Total inventories      $     41,939    $     34,809
                       ============    ============

7. ACCRUED LIABILITIES

Accrued liabilities as of March 29, 2002 and June 29, 2001 consisted of the following:

                                            March 29,          June 29,
                                               2002              2001
                                           -------------    -------------
Accrued incentive plan expense             $      2,116    $      1,540
Accrued vacation expense                          2,814           1,549
Accrued salary expense                            1,584           1,568
Accrued warranty expense                         12,696           3,610
Accrued workers compensation
  self-insurance expense                          1,128           1,178
Accrued restructuring                               598           2,456
Accrued income tax payable                        2,875             315
Accrued other                                     8,174           6,081
                                           ------------    ------------
                                           $     31,985    $     18,297
                                           ============    ============

8. RESTRUCTURING COSTS

During the thirteen-week period ended September 28, 2001, the Company recorded a restructuring charge of $1,503 related to the Company's decision to consolidate manufacturing operations from its Santa Clara, California location to its operation in Meriden, Connecticut. During the thirteen-week periods ended December 28, 2001 and March 29, 2002, the Company adjusted its restructuring estimate, resulting in reversals of $151 and $268, respectively, of previously recorded restructuring charges. The restructuring charge represents employee termination benefits for 42 employees and other costs to consolidate the operation. Other costs reflect a write-down of property, plant and equipment that were employed in the operation, as well as costs associated with fixed contractual obligations.

Details of the first quarter restructuring charge as of March 29, 2002 are as follows:

                                                                                Accrual at
                          Restructuring                                          March 29,
                              Charge      Cash Paid    Non-Cash    Adjustment       2002
                          -------------   ---------    --------    ----------  ------------
Employee severance
 and termination benefits       $  461     $   150     $     -      $  (253)       $    58
Write-off of property,
 plant and equipment               321           -         344           23              -
Contractual obligations            721         400           -         (189)           132
                              --------      ------     -------      --------       -------
Total                          $ 1,503     $   550     $   344      $  (419)       $   190
                              ========      ======     =======      ========       =======

It is expected that the employee severance and termination benefit amounts accrued as of March 29, 2002 will be paid out over the next three months. The contractual obligations will be paid in accordance with the terms of the original agreements unless terminated earlier.

In fiscal year 2001, the Company recorded restructuring charges of $11,031. The restructuring charges related to the Company's decisions to consolidate its manufacturing and network management operations and to discontinue providing high-speed data helpdesk services, affecting the Company's State College and Tipton, Pennsylvania and Atlanta, Georgia facility locations. During the thirteen-week periods ended December 28, 2001 and March 29, 2002, the Company adjusted its restructuring estimate, resulting in reversals of $250 and $163, respectively, of previously recorded restructuring charges. The restructuring charges represented employee termination benefits for approximately 850 employees and other costs to consolidate the operations. Other costs reflected a write-down of property, plant and equipment and other long-lived assets that were employed in the operations, as well as cancellation costs associated with fixed contractual obligations.

Details of the fiscal year 2001 restructuring charges as of March 29, 2002 are as follows:

                                                                                   Accrual at
                              Restructuring                                         March 29,
                                 Charges     Cash Paid    Non-Cash   Adjustment        2002
                              ------------   ---------    --------   ----------   ------------
Employee severance
 and termination benefits         $  5,391     $4,739      $     -    $  (558)       $    94
Write-off of property,
 plant and equipment                 4,036          4        4,177        145              -
Write-off of intangibles and
  other long-lived assets              490          -          490          -              -
Contractual obligations
  and other                          1,114        783           17          -            314
                                  --------     ------      -------    --------       -------
Total                             $ 11,031     $5,526      $ 4,684    $  (413)        $  408
                                  ========     ======      =======    ========       =======

It is expected that the remaining employee severance and termination benefit amounts accrued as of March 29, 2002 will be paid out over the next three months. The remaining contractual obligations will be paid in accordance with the terms of the original agreements unless terminated earlier.

9. COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive income (loss), net of tax if applicable, are as follows:

                                                   March 29,       June 29,
                                                     2002            2001
                                                 -------------  -------------

Unrealized gain (loss) on marketable securities  $          19  $          (1)
Foreign currency translation loss                         (796)          (130)
                                                 -------------  -------------
Accumulated other comprehensive loss             $        (777) $        (131)
                                                 =============  =============

The components of comprehensive income (loss) of the Company for the thirteen-week and thirty-nine week periods ended March 29, 2002 and March 30, 2001 are as follows:

                                                       Thirteen Weeks Ended
                                                   ----------------------------
                                                     March 29,      March 30,
                                                        2002          2001
                                                   -------------  -------------
Net income (loss)                                     $     109    $   (11,518)
Other comprehensive gain (loss):
    Unrealized gain (loss) on marketable securities           1            (25)
    Foreign currency translation gain                     2,913              -
                                                    ------------   ------------
Other comprehensive gain (loss)                           2,914            (25)
                                                    ------------   ------------
Comprehensive income (loss)                           $   3,023    $   (11,543)
                                                    ============   ============

                                                      Thirty-nine Weeks Ended
                                                   ----------------------------
                                                     March 29,      March 30,
                                                        2002          2001
                                                   -------------  -------------
Net loss                                              $  (4,765)   $    (1,424)
Other comprehensive gain (loss):
    Unrealized gain (loss) on marketable securities          19            (88)
    Foreign currency translation loss                      (666)           (29)
                                                    ------------   ------------
Other comprehensive loss                                   (647)          (117)
                                                    ------------   ------------
Comprehensive loss                                    $  (5,412)   $    (1,541)
                                                    ============   ============

The increase in the foreign currency translation gain (loss) for the thirteen-week and thirty-nine week periods ended March 29, 2002 relates primarily to translation adjustments for the net assets of the Company's Buenos Aires, Argentina manufacturing operation, resulting from the devaluation of the Argentine peso in January 2002. As a result of the Company's decision to close its Argentina manufacturing plant, the Company expects to realize a foreign currency translation loss, which will be recognized upon the substantial liquidation of the operation. As of March 29, 2002, the amount of the foreign currency translation loss associated with this operation was $565. This foreign currency translation loss will be subject to change based upon fluctuations in the exchange ratio between the U.S. dollar and the Argentine peso at the time of liquidation.

10. NET INCOME (LOSS) PER SHARE

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

                                                     Thirteen Weeks Ended
                                                  -----------------------------
                                                    March 29,       March 30,
                                                      2002            2001
                                                  ------------     ------------
Income (loss) from continuing operations          $       109      $   (11,524)
Gain from discontinued operations                           -                6
                                                  ------------     ------------
Net income (loss)                                 $       109      $   (11,518)
                                                  ============     ============

Weighted average common shares outstanding             33,983           32,314
Common share equivalents                                2,850                -
                                                  ------------     ------------
Weighted average common shares and common
  share equivalents                                    36,833           32,314
                                                  ============     ============

Net income (loss) per share - basic:
  Continuing operations                           $      0.00      $     (0.36)
  Discontinued operations                                   -             0.00
                                                  ------------     ------------
Net income (loss) per share                       $      0.00      $     (0.36)
                                                  ============     ============
Net income (loss) per share - diluted:
  Continuing operations                           $      0.00      $     (0.36)
  Discontinued operations                                   -             0.00
                                                  ------------     ------------
Net income (loss) per share                       $      0.00      $     (0.36)
                                                  ============     ============

For the thirteen-week period ended March 30, 2001, common share equivalents of 685 shares were excluded from the diluted net loss per share calculation because they were antidilutive.

                                                     Thirty-nine Weeks Ended
                                                  -----------------------------
                                                   March 29,        March 30,
                                                      2002            2001
                                                  ------------     ------------
Loss from continuing operations                   $    (4,765)     $    (1,426)
Gain from discontinued operations                           -                2
                                                  ------------     ------------
Net loss                                          $    (4,765)     $    (1,424)
                                                  ============     ============

Weighted average common shares outstanding             32,863           33,103
Common share equivalents                                    -                -
                                                  ------------     ------------
Weighted average common shares and common
  share equivalents                                    32,863           33,103
                                                  ============     ============

Net income (loss) per share - basic:
  Continuing operations                           $     (0.14)     $     (0.04)
  Discontinued operations                                   -             0.00
                                                  ------------     ------------
Net income (loss) per share                       $     (0.14)     $     (0.04)
                                                  ============     ============
Net income (loss) per share - diluted:
  Continuing operations                           $     (0.14)     $     (0.04)
  Discontinued operations                                   -             0.00
                                                  ------------     ------------
Net income (loss) per share                       $     (0.14)     $     (0.04)
                                                  ============     ============

For the thirty-nine week periods ended March 29, 2002 and March 30, 2001, common share equivalents of 1,946 and 1,380 shares, respectively, were excluded from the diluted net loss per share calculations because they were antidilutive.


11. SEGMENT INFORMATION

Information about industry segments for the thirteen-week periods ended March 29, 2002 and March 30, 2001 are as follows:

                                                         Continuing Operations
                                                   --------------------------------
                                                                       Broadband
                                                Telecommunications    Management
                                                     Equipment         Services      Total
                                             ------------------------------------------------
13 week period ended March 29, 2002
Net sales                                       $       63,995       $    13,235   $  77,230
Operating income (loss) (A)                              3,476            (4,519)     (1,043)
Investment income                                                                        321
Interest expense                                                                          20
Income tax expense (A)                                                                 1,080
Cash equivalents and marketable securities                                            99,358
Identifiable assets at March 29, 2002 (B)              163,210            48,735     211,945
Capital expenditures                                     1,606               447       2,053
Depreciation and amortization                            1,656             2,561       4,217

13 week period ended March 30, 2001

Net sales                                       $       32,318       $     7,816   $  40,134
Operating loss (A)                                      (7,418)           (2,625)    (10,043)
Investment income                                                                      1,820
Interest expense                                                                          36
Income tax expense (A)                                                                 3,312
Cash equivalents and marketable securities                                           102,774
Identifiable assets at March 30, 2001 (B)              122,245            17,747     139,992
Capital expenditures                                     1,002               185       1,187
Depreciation and amortization                            2,169               602       2,771

(A) Operating income (loss) and income tax expense for the thirteen-week periods ended March 29, 2002 and March 30, 2001 exclude the impact of the restructuring costs.
(B) Identifiable assets at March 29, 2002 and March 30, 2001 exclude cash equivalents and marketable securities.

                                                         Continuing Operations
                                                   --------------------------------
                                                                       Broadband
                                                Telecommunications    Management
                                                     Equipment         Services      Total
                                             ------------------------------------------------
39 week period ended March 29, 2002
Net sales                                       $      164,839       $    31,587   $ 196,426
Operating income (loss) (A)                              7,871           (14,798)     (6,927)
Investment income                                                                      1,321
Interest expense                                                                         109
Income tax benefit (A)                                                                  (967)
Cash equivalents and marketable securities                                            99,358
Identifiable assets at March 29, 2002 (B)              163,210            48,735     211,945
Capital expenditures                                     4,644               562       5,206
Depreciation and amortization                            5,435             7,642      13,077

39 week period ended March 30, 2001

Net sales                                       $      151,461       $    33,053   $ 184,514
Operating income (loss) (A)                              6,292            (2,596)      3,696
Investment income                                                                      5,737
Interest expense                                                                          65
Income tax expense (A)                                                                 3,739
Cash equivalents and marketable securities                                           102,774
Identifiable assets at March 30, 2001 (B)              122,245            17,747     139,992
Capital expenditures                                     2,204               729       2,933
Depreciation and amortization                            5,702             1,881       7,583

(A) Operating income (loss) and income tax benefit for the thirty-nine week periods ended March 29, 2002 and March 30, 2001 exclude the impact of the restructuring costs.
(B) Identifiable assets at March 29, 2002 and March 30, 2001 exclude cash equivalents and marketable securities.

Sales to unaffiliated customers by geographic region are as follows:

                                              Thirteen Weeks Ended
                                         --------------------------------
                                           March 29,          March 30,
                                             2002                2001
                                           ---------           ---------
    United States                          $ 68,807            $ 37,082
    Other                                     8,423               3,052
                                           ---------           ---------
    Total                                  $ 77,230            $ 40,134
                                           =========           =========

                                             Thirty-nine Weeks Ended
                                         --------------------------------
                                           March 29,           March 30,
                                             2002                2001
                                           ---------           ---------
    United States                          $171,163            $161,228
    Other                                    25,263              23,286
                                           ---------           ---------
    Total                                  $196,426            $184,514
                                           =========           =========

Long-lived assets by geographic region are as follows:

                                          March 29,            March 30,
                                             2002                2001
                                           ---------           ---------
    United States                          $ 55,635            $ 21,651
    Other                                     2,620                 662
                                           --------           ----------
    Total                                  $ 58,255            $ 22,313
                                           =========          ==========

12. CONCENTRATION OF CREDIT RISK

The Company's customers include almost all of the largest cable system operators in the United States, as well as telephone companies and broadcasters. As of March 29, 2002, the Company had gross trade accounts receivables of $69,813 with these customers, of which $35,601 (51%) were from Adelphia Communications (Adelphia). Allowances are maintained for potential credit losses based on credit profiles of the Company's customers, current economic trends, contractual terms and conditions and historical payment experience, as well as specifically identified doubtful accounts where a loss is deemed to be both probable and estimable. As of March 29, 2002, no specific allowance has been established related to the Adelphia trade receivables.

On May 2, 2002 Adelphia announced that it was in default under certain debt instruments as a result of a delay in filing its Annual Report on Form 10-K. The Company does not anticipate receiving substantial payments of outstanding accounts receivable from Adelphia until these defaults are cured.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion addresses the financial condition of C-COR.net Corp. (the Company or we) as of March 29, 2002, and the results of our operations for the thirteen-week and thirty-nine week periods ended March 29, 2002, compared with the same periods of the prior fiscal year. This discussion should be read in conjunction with the Management's Discussion and Analysis section for the fiscal year ended June 29, 2001, included in the Company's Annual Report on Form 10-K.

Disclosure Regarding Forward-Looking Statements

Some of the information presented in this report contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, among others, our ability to expand our product offering, fluctuations in demand for telecommunications equipment and broadband management services, the slowdown in network upgrade activity and the level of future network upgrade activity, the trend toward more fiber in the network, global demand for our products and services, our ability to expand our operations internationally, including the impact of the ADC Telecommunications, Inc. (ADC) acquisition, our assessment of credit risk related to major customers, and statements relating to our business strategy. Forward-looking statements represent our judgment regarding future events. Although we believe we have a reasonable basis for these forward-looking statements, we cannot guarantee their accuracy and actual results may differ materially from those anticipated due to a number of uncertainties, many of which we are not aware. Factors which could cause actual results to differ from expectations include, among others, capital spending patterns of the communications industry, our ability to develop new and enhanced products, continued industry consolidation, the development of competing technologies, changes in the credit profile of major customers that would lead us to restrict new product shipments or record an increase in the allowance for doubtful accounts, and our ability to achieve our strategic objectives. For additional information concerning these and other important factors that may cause our actual results to differ materially from expectations and underlying assumptions, please refer to the reports filed by us with the Securities and Exchange Commission.

Critical Accounting Policies and Estimates

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of the Company's financial statements requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the applicable period. Management bases its estimates, assumptions and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates, assumptions and judgments.

The critical accounting policies requiring estimates, assumptions and judgments that the Company believes have the most significant impact on our consolidated financial statements are:

        Revenue recognition
        Allowances for doubtful accounts
        Valuation of inventories
        Valuation of goodwill, other intangible assets and long-lived assets Restructuring costs
        Warranty liabilities
        Accounting for income taxes

Different assumptions and judgments would change estimates used in the preparation of our consolidated financial statements, which could change the results from those reported.

Revenue Recognition: The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the sale price is fixed and determinable and collectibility is reasonably assured. The Company's revenues derive principally from equipment sales, which are generally recognized when the equipment has been shipped. Service revenues, consisting of system design, field services and other consulting engagements, are generally recognized as services are rendered in accordance with the terms of contracts. For the Company's software licensing arrangements involving multiple elements, revenue is allocated to each element based on vendor specific objective evidence of fair values of the elements. License revenue allocated to software products is generally recognized upon the delivery of the software products. For certain of its software license arrangements where professional services that are being provided are deemed to be essential to the functionality or are for significant production, modification or customization of the software product, both the software product revenue and the professional service revenue are recognized on the completed-contract method as the arrangements represent the Company's initial installations, and the Company does not have the ability to reasonably estimate contract costs at the inception of the contracts. Under the completed-contract method, revenue is recognized when the contract is complete, and all direct costs and related revenues are deferred until that time. Revenue recognition in each period is dependent on application of these accounting policies.

Allowances for Doubtful Accounts: We establish a general allowance for doubtful accounts based on credit profiles of our customers, current economic trends, contractual terms and conditions and historical payment experience. In addition, we establish allowances for specifically identified doubtful accounts when a loss is deemed to be both probable and estimable. In the event that we have an unexpected problem collecting from one of our major customers and our actual bad debts differ from these estimates, or we adjust these estimates in future periods, our established reserves may be insufficient and recognition of additional reserves could materially affect our operating results and financial position.

Valuation of Inventories: The Company states inventories at the lower of cost or market. Cost is determined on the first-in, first-out method. We establish provisions for excess and obsolete inventories after evaluation of historical sales and usage, current economic trends, forecasted sales, product lifecycles and current inventory levels. This evaluation requires us to make estimates regarding future events in an industry where rapid technological changes are prevalent. In the event that we adjust our estimates, such as forecasted sales and expected product lifecycles, the value of our inventory may be under or overstated and recognition of such under or overstatement will affect our cost of sales in a future period, which could materially affect our operating results and financial position.

Valuation of Goodwill, Other Intangible Assets and Other Long-lived Assets:
Goodwill represents the excess of purchase price and related costs over the fair value assigned to the net tangible assets of businesses acquired. Other intangible assets are estimated based upon facts and data considered pertinent to the valuation to arrive at a conclusion as to their fair market value. We assess goodwill, other intangible assets, and other long-lived assets for recoverability whenever events or changes in circumstances indicate that their carrying value may not be recoverable through the estimated undiscounted future cash-flows resulting from the use of the assets. When we determine that the carrying value of goodwill, other intangible assets, and other long-lived assets may not be recoverable, we measure any impairment by using the projected discounted cash flow method to determine fair value with a discount rate we determine to be commensurate with the risk inherent in our current business.

Restructuring Costs: In accordance with the provisions of Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" and Staff Accounting Bulletin No. 100, "Restructuring and Impairment Charges," record restructuring costs when the Company commits to an exit plan and significant changes to the exit plan are not likely. The Company estimates the future amounts to be incurred as a result of an exit plan and records the amounts as a charge against earnings. For additional information regarding restructuring costs, refer to Note 8 of our condensed consolidated financial statements. Revisions to our estimates could result in an additional charge to earnings or a reversal of previous recorded charges, which could materially impact our operating results and financial position in future periods if anticipated events and key assumptions change.

Warranty Liabilities: The Company warrants its products against defects in materials and workmanship, generally for three to five years, depending upon product lines. A provision for estimated future costs relating to warranty activities is recorded when product is shipped, based upon historical claims. In addition, the recorded account is adjusted for specifically identified warranty exposures. In the event that our historical claims experience changes or our estimates relating to probable losses resulting from specifically identified warranty exposure changes, our reserves may not be sufficient and a charge against future cost of sales may materially affect our operating results and financial position.

Accounting for Income Taxes: In the preparation of our consolidated financial statements, we estimate our income taxes for each of the jurisdictions in which we operate. This involves estimating our actual current tax exposure and assessing temporary differences resulting from differing treatment of items, such as reserves and accruals, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Significant management judgment is required for purposes of assessing our ability to realize any future benefit from our deferred tax assets. In the event that actual results differ from these estimates or we adjust these estimates in future periods, our operating results and financial position could be materially affected.

Plant Closing

On February 11, 2002, we announced the closing of our Buenos Aires, Argentina manufacturing facility. This action completes the final step of the integration of cable assets purchased from ADC in August 2001. The decision to close the Argentina manufacturing facility is a result of the process we began, as of the acquisition date, to address redundancy in the product lines and manufacturing capacity resulting from the acquisition. We substantially ceased manufacturing operations at this facility as of March 31, 2002. For the thirteen week period ended March 29, 2002, fair value adjustments for inventory and fixed assets of $5.0 million and exit costs of $2.9 million, were accounted for as an adjustment to the allocation of the original purchase price, and recorded as additional goodwill. In addition, when the operation has been substantially liquidated, we expect to realize a loss related to the devaluation of the Argentine peso. As of March 29, 2002, the amount of the currency translation loss was $565,000. This currency translation loss will be subject to change based upon fluctuations in the exchange ratio between the U.S. dollar and the Argentine peso at the time of liquidation.

Results of Operations

Net sales for the thirteen-week period ended March 29, 2002 were $77.2 million, an increase of 92% from the prior year's sales of $40.1 million for the same period. Net sales for the thirty-nine week period ended March 29, 2002 were $196.4 million, an increase of 6% from the prior year's sales of $184.5 million for the same period.

Telecommunications Equipment segment sales increased by 98% to $64.0 million during the thirteen-week period, compared to $32.3 million for the same period of the prior year. Telecommunications Equipment segment sales increased by 9% to $164.8 million during the thirty-nine week period, compared to $151.5 million for the same period of the prior year. The increases for the quarter and year-to-date periods were attributable to increased demand from both domestic and international cable operators compared to a year ago when telecommunications equipment sales declined as a result of a sharp slowdown of capital spending in the telecommunications industry. We believe the resumed spending for network system upgrades is being driven by requirements for higher bandwidth products to support new services. Contributing to the increase for the quarter and year-to-date periods were incremental sales resulting from our acquisition of certain assets of ADC, primarily for optical product lines. The Company continues to see shifts in product requirements to optical products from radio frequency amplifiers, including digital technology, for transporting voice, video, and data. Optical product sales were $35.6 million during the quarter, compared to $2.8 million for the same period a year ago while sales of radio frequency amplifiers decreased 4%, from $29.5 million to $28.4 million compared to the same period a year ago.

Broadband Management Services (BMS) segment sales increased by 69% to $13.2 million during the thirteen-week period, compared to $7.8 million for the same period of the prior year. BMS segment sales decreased by 4% to $31.6 million during the thirty-nine week period, compared to $33.1 million for the same period of the prior year. For the quarter, BMS segment revenues increased for technical service, as spending by domestic cable operators increased for upgrade activities. In addition, we recognized revenues of $2.4 million related to our mobile workforce management software, as a contract implementation was deemed complete during the period. BMS revenues year-to-date declined, compared to the same period a year ago, resulting from a slowdown in upgrade activities by several customers that affected demand for technical services during the early weeks of the thirty-nine week period.

Domestic sales as a percentage of total consolidated sales were 89% and 87% for the thirteen-week and thirty-nine week periods ended March 29, 2002. This compares to 92% and 87% for the same periods the prior year. Sales to domestic customers increased 86% during the quarter, compared to the same period of the prior year, due to increases in both Telecommunications Equipment and BMS segment sales. Sales to domestic customers increased 6% for the thirty-nine week period, compared to the same period of the prior year, as a result of increased Telecommunications Equipment sales. International sales as a percentage of total consolidated sales were 11% and 13% for the thirteen-week and thirty-nine week periods ended March 29, 2002. This compares to 8% and 13% for the same periods of the prior year. For the quarter and year-to-date periods, sales to international customers increased 176% and 8%, respectively, compared to the same periods during the prior year. For the quarter, all international regions had increased sales compared to the same period a year ago, and for the year-to-date period, all regions with the exception of Canada had increased sales. As a result of our acquisition of certain operations of ADC, we expanded our presence in Europe by acquiring an operation in Klagenfurt, Austria. This operation includes manufacturing, engineering, sales and administrative support activities to provide localized versions of products and services to customers in these regions. We expect the demand for our products in international markets will continue to be highly variable. The international markets represent distinct markets in which capital spending decisions for hybrid fiber coax network distribution equipment can be impacted by a variety of factors, including access to financing and general economic conditions.

Gross margins were 29.4% and 28.9% for the thirteen-week and thirty-nine week periods ended March 29, 2002. This compares to 4.2% and 22.0% for the same periods of the prior year. For the Telecommunications Equipment segment, gross margins were 31.9% and 31.2% for the thirteen-week and thirty-nine week periods ended March 29, 2002. This compares to 2.0% and 21.5% for the same periods of the prior year. The increases in gross margins were due primarily to product mix, which included higher sales of optical products which typically carry higher gross margins than radio frequency products, improvements in our cost structure as a result of manufacturing consolidation efforts which began in the last half of the previous fiscal year and adjustment of previously recorded warranty costs. For the BMS segment, gross margins were 17.1% and 16.8% for the thirteen-week and thirty-nine week periods ended March 29, 2002. This compares to 13.2% and 24.5% for the same periods of the prior year. For the quarter, gross margins increased due primarily to higher margins for technical services. For the year-to-date period, BMS gross margins have been impacted negatively by costs associated with employees that support the deployment of network management and mobile workforce management solutions which are included in cost of sales for the BMS segment. We anticipate these system deployment costs to negatively impact gross margins for the remainder of fiscal year 2002.

Selling and administrative expenses were $15.3 million (19.8% of net sales) for the thirteen-week period ended March 29, 2002, compared to $7.2 million (17.9% of net sales) for the same period of the prior year. Selling and administrative expenses were $37.2 million (18.9% of net sales) for the thirty-nine week period ended March 29, 2002, compared to $23.4 million (12.7% of net sales) for the same period of the prior year. Our selling and administrative expense have increased as a result of personnel costs and administrative expenses related to our acquisitions of MobileForce Technologies Inc. (MobileForce) in April 2001, and certain operations of ADC in August 2001. In addition, selling and administrative expense increased during the quarter due to a $2.4 million increase in our allowance for doubtful accounts for trade receivables associated with our Argentina operation. For the year-to-date period, selling and administrative expense increased for costs associated with the implementation of a fully integrated enterprise resource planning (ERP) system. The ERP system is a software-based management tool, which is expected to simplify and standardize business processes such as financial systems, manufacturing and purchasing, product development and customer relationship management. Costs of $2.3 million related to business process reengineering activities and training associated with this project through March 29, 2002 were expensed as incurred. We anticipate additional costs associated with this project throughout the remainder of fiscal year 2002, but believe the majority of the activities and costs related to business process reengineering are substantially complete.

Research and product development expenses were $6.5 million (8.4% of net sales) for the thirteen-week period ended March 29, 2002, compared to $4.5 million (11.1% of net sales) for the same period of the prior year. Research and product development expenses were $20.8 million (10.6% of net sales) for the thirty-nine week period ended March 29, 2002, compared to $13.3 million (7.2% of net sales) for the same period of the prior year. Research and product development expenses in the Telecommunications Product segment were $4.4 million and $14.2 million for the thirteen-week and thirty-nine week periods ended March 29, 2002, respectively. This compares to $2.7 million and $8.3 million for the same periods of the prior year. The increase was primarily due to higher personnel costs resulting from inclusion of certain operations of ADC. The additional expenses incurred were primarily for the development of optical products. Research and product development expenses in the BMS segment were $2.1 million and $6.6 million for the thirteen-week and thirty-nine week periods ended March 29, 2002, respectively. This compares to $1.8 million and $5.0 million for the same period of the prior year. The increase year to date is primarily due to higher personnel costs resulting from our acquisition of MobileForce in April 2001. The additional expenses incurred were primarily for the development of mobile workforce management software solutions. We anticipate continuing investments in research and product development expenses in future periods related to ongoing initiatives in the development of optical products and network management and mobile workforce software capabilities.

The following discussion of operating income (loss) by segment for the thirteen-week and thirty-nine week periods compared to the same periods of the prior year excludes the impact of one-time restructuring costs related to consolidating our manufacturing activities. Operating income for the Telecommunications Equipment segment was $3.5 million and $7.9 million for the thirteen-week and thirty-nine week periods ended March 29, 2002. This compares to an operating loss of $7.4 million and operating income of $6.3 million for the same periods of the prior year. Higher gross margins offset higher operating expenses resulting from inclusion of expenses related to the acquired operations from ADC, as well as the previously discussed enterprise resource planning system related expenditures, resulting in increased operating income for the current periods compared to the prior year. Operating loss for the BMS segment was $4.5 million and $14.8 million for the thirteen-week and thirty-nine week periods ended March 29, 2002. This compared to an operating loss of $2.6 million for both periods of the prior year. For the thirteen-week and year-to-date periods ended March 29, 2002, operating results of our BMS segment include amortization of goodwill and other intangibles of $1.9 million and $5.5 million, respectively, which were acquired in April 2001 related to our acquisition of MobileForce. In addition, operating expenses increased during the thirteen-week and year-to-date periods compared to the same periods of the prior year due to inclusion of expenses for MobileForce, representing additional investments and development costs associated with our network management and mobile workforce products.

Amortization of goodwill and other intangibles was $1.9 million and $5.7 million for the thirteen-week and thirty-nine week periods ended March 29, 2002. This compares to $82,000 and $246,000 for the same periods of the prior year. The increase in amortization expense relates to goodwill and the cost of other acquired intangibles related to the acquisition of MobileForce. The cost of other acquired intangibles, including purchased technology, assembled workforce and trademarks, are being amortized on a straight-line basis over their estimated useful lives of three years. Goodwill for acquisitions prior to June 30, 2001 is being amortized on a straight-line basis over estimated useful lives of three to ten years. These costs are related to and included as part of the Company's BMS segment. An independent valuation of identifiable intangible assets related to the acquisition of certain operations of ADC has not yet been completed, and as such, could impact amortization expense in the future.

Investment income was $321,000 for the thirteen-week period ended March 29, 2002, compared to $1.8 million for the same period of the prior year. Investment income was $1.3 million for the thirty-nine week period ended March 29, 2002, compared to $5.7 million for the same period of the prior year. The decreases in investment income resulted from reduced investment balances compared to the same periods of the prior year and lower interest rates currently earned on short-term investments.

Other income, net was $1.7 million for the thirteen-week period ended March 29, 2002, compared to $69,000 for the same period of the prior year. The increase was primarily due to a foreign currency translation gain during the period, resulting from devaluation of the Argentine peso and the remeasurement of U.S. dollar denominated accounts held by our foreign operation. Other income, net was $402,000 for the thirty-nine week period ended March 29, 2002, compared to other expense, net of $19,000 for the same period of the prior year. On a year to date basis, the increase in other income, net resulted primarily from foreign currency translation gains discussed above, which were offset by expenses resulting from the write-off of a convertible debt instrument based on the Company's assessment that there was an other than temporary decline in the fair value of the instrument.

Our overall effective income tax (benefit) rate was 92% and (20%) for the thirteen-week and thirty-nine week periods ended March 29, 2002, respectively. This compares to (40%) for both periods of the prior year. The effective income tax rate for the quarter and year to date periods, as compared with the Company's expected income tax (benefit) rate of approximately 40%, resulted from limited income tax benefits deriving from losses incurred by foreign operations during the period, primarily relating to the loss on closure of our Argentina operation. In addition, other factors that are contributing to the unusual tax rates include the relative mix of income and/or losses of U.S. versus foreign entities (taxed at different statutory rates).

Restructuring Costs

During the thirteen-week period ended March 29, 2002, we recorded a $431,000 reversal of previously recorded restructuring charges associated with our decisions to consolidate our manufacturing operations. The adjustment resulted from lower than anticipated employee severance and termination benefits and contractual obligations. This compares to restructuring charges of $11.1 million incurred in the previous year related to these consolidation efforts. Restructuring charges were $671,000 and $11.7 million for the thirty-nine week periods ended March 29, 2002 and March 30, 2001, respectively.

Concentration of Credit Risk

Our customers include almost all of the largest cable system operators in the United States, as well as telephone companies and broadcasters. As of March 29, 2002, we had gross trade accounts receivables of $69.8 million with these customers, of which $35.6 million (51%) were from Adelphia Communications (Adelphia). Allowances are maintained for potential credit losses based on credit profiles of our customers, current economic trends, contractual terms and conditions and historical payment experience, as well as specifically identified doubtful accounts where a loss is deemed to be both probable and estimable. As of March 29, 2002, no specific allowance has been established related to the Adelphia trade receivables.

On May 2, 2002 Adelphia announced that it was in default under certain debt instruments as a result of a delay in filing its Annual Report on Form 10-K. We do not anticipate receiving substantial payments of outstanding accounts receivable from Adelphia until these defaults are cured.

Liquidity and Capital Resources

As of March 29, 2002, cash and cash equivalents and short-term investments totaled $116.5 million, up from $100.9 million at June 29, 2001. The increase in cash and cash equivalents resulted from net proceeds received from the follow-on public offering of common stock completed on February 19, 2002, whereby 3,450,000 shares of our common stock were sold at a price of $16.00 per share. This offering resulted in net proceeds (after deducting issuance costs) to the Company of $52.2 million.

Net cash and cash equivalents used in operating activities were $7.5 million for the thirty-nine week period ended March 29, 2002, compared to net cash and cash equivalents provided by operating activities of $7.9 million for the same period of the prior year. The increase in net cash and cash equivalents used in operating activities for the thirty-nine week period ended March 29, 2002 was due to higher accounts receivables resulting from a ramp up of production during the period, reductions in accrued liabilities and the increased net loss incurred for the period. These changes were offset by lower inventories and higher accounts payables during the period.

Net cash and cash equivalents used in investing activities were $27.5 million for the thirty-nine week period ended March 29, 2002, compared to cash provided by investing activities of $30.5 million for the same period of the prior year. The increase in cash and cash equivalents used in investing activities was primarily due to utilizing $26.3 million of cash for acquisitions, as well as $5.2 million to purchase property, plant and equipment during the period.

Net cash and cash equivalents provided by financing activities were $54.2 million for the thirty-nine week period ended March 29, 2002, compared to cash used in financing activities of $21.9 million for the same period of the prior year. Cash provided by financing activities during the period resulted primarily from net proceeds in the amount of $52.2 million received from our follow-on public offering of common stock on February 19, 2002 and proceeds from the exercise of employee stock options and warrants. This was offset by cash used for the purchase of treasury stock. On April 6, 2001, we increased by 2,000,000 shares the amount of stock that may be purchased under our stock repurchase program, to allow for a total of 4,000,000 shares to be purchased. Shares may be purchased from time to time in the open market through block or privately negotiated transactions, or otherwise. We intend to use our currently available capital resources to fund the purchases. The repurchased stock is being held by us as treasury stock to be used to meet our obligations under our present and future stock option plans and for other corporate purposes. As of March 29, 2002, 2,393,590 shares had been repurchased under the current stock repurchase program. Total shares held as treasury stock were 3,627,801 as of March 29, 2002. Our other financing activities consisted primarily of payments on short-term and long-term debt.

On February 26, 2002, we entered into a new credit agreement with a bank. Under the new credit agreement, $7.5 million is available as a revolving line-of-credit, subject to an aggregate sub-limit of $5.0 million for issuance of letters of credit. The credit agreement is committed through June 30, 2002. Borrowings under the credit agreement bear interest at various rates, at our option. The Company is subject to a quarterly minimum net worth and liquidity test. As of March 29, 2002, we had no borrowings outstanding under the credit agreement and had established letters of credit of $2.5 million outstanding related to our workers' compensation programs and customer obligations.

Information regarding our contractual obligations are as follows:

                                               Payments due by Period
                                ----------------------------------------------
                                           Less
Contractual                               than 1   1 - 3     4 - 5   After 5
Obligations                     Total      year    years     years    years
------------------------------------------------------------------------------
Long-Term Debt                 $ 1,933  $  234   $  692      $350     $657
------------------------------------------------------------------------------
Operating Leases                 8,263   3,587    4,676         -        -
------------------------------------------------------------------------------
Total Contractual Cash
Obligations                    $10,196  $3,821   $5,368      $350     $657
==============================================================================

Information regarding our commitments are as follows:

                                Amount of Commitments Expiration per Period
                                --------------------------------------------
                                Total    Less
Other                         Amounts   than 1   1 - 3     4 - 5   After 5
Commitments                  Committed   year    years     years    years
----------------------------------------------------------------------------
Line of Credit               $  -      $   -     $ -       $  -     $   -
----------------------------------------------------------------------------
Standby Letters of Credit     2,520     2,150     370         -         -
----------------------------------------------------------------------------
Total Commitments            $2,520    $2,150    $370      $  -     $   -
============================================================================

Management believes that operating cash flow, current cash and cash equivalents and short-term investment balances, which includes the proceeds from our follow-on offering in February 2002, as well as expected borrowing capacity under the credit agreement discussed above, will be adequate to provide for all operating cash requirements for the next 12 to 24 months. However, the Company may require additional capital for financing strategic initiatives, including acquiring or investing in complementary businesses, products, services, or technologies.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" (Statement 141). Statement 141 addresses financial accounting and reporting for business combinations and requires that all business combinations within the scope of Statement 141 be accounted for using only the purchase method. Statement 141 is required to be adopted for all business combinations initiated after June 30, 2001.

Also in June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" (Statement 142). Statement 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. Statement 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (Statement 121).

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

As of the date of adoption, we expect to have unamortized goodwill in the amount of $6.3 million and unamortized identifiable intangible assets in the amount of $9.2 million that will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $654,000 and $1.9 million for the thirteen-week and thirty-nine week periods ended March 29, 2002, respectively. This compares to amortization expense related to goodwill of $61,000 and $184,000, for the same respective periods of the prior year. Because of the extensive effort needed to comply with adopting Statement 142, it is not practicable to reasonably estimate the impact of adopting Statement 142 on our financial statements at the date of this report, including whether we will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.

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

Item 5.  Other Information

             (Not Applicable)

Item 6.   Exhibits and Reports on Form 8-K

The following exhibits are included herein:

   (10) Credit Agreement dated February 26, 2002, between the Registrant and Broadband Capital Corporation as borrowers, and The Banks Parties Hereto From Time to Time and Citizens Bank of Pennsylvania as Agent.

   (15) Letter re: Unaudited Interim Financial Information.

Reports on Form 8-K

On January 25, 2002, the Registrant filed a Form 8-K dated December 28, 2001, to report the Fiscal Year 2002 Second Quarter financial and pro forma results.

On January 25, 2002, the Registrant filed a Form 8-K dated August 4, 2001, to report updated interim financial statements of ADC Telecommunications, Inc. - Broadband Communications Division and Subsidiaries and pro forma information.

On February 11, 2002, the Registrant filed a Form 8-K/A dated December 28, 2001, to amend the Current Report on Form 8-K dated December 28, 2001 and filed on January 25, 2002, to provide updated financial statements and pro forma information.

On February 15, 2002, the Registrant filed a Form 8-K dated February 13, 2002, to report that the Registrant issued a press release announcing the public offering of 3,000,000 shares plus the right to purchase up to 450,000 additional shares of its common stock, $0.05 par value per share, at a public offering price of $16.00 per share.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 C-COR.net Corp.
                                  (Registrant)

Date: May 13, 2002                             /s/ William T. Hanelly
                                              ---------------------------------
                                               Chief Financial Officer
                                               (Principal Financial Officer)

Date: May 13, 2002                             /s/ Joseph E. Zavacky
                                              ---------------------------------
                                               Controller & Assistant
                                               Secretary
                                               (Principal Accounting Officer)