Form 10-K
period 2002-06-28
C COR NET CORP
filed 2002-09-26
CIK 350621

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC 20549

                               -----------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

   For the Fiscal Year Ended June 28, 2002

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

   For the transition period from              to

                        Commission File Number: 0-10726

                               -----------------


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

                               -----------------

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

                               -----------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

As of September 4, 2002, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $171,741,333.

As of September 4, 2002, the Registrant had 36,355,970 shares of Common Stock outstanding.

                     Documents Incorporated by Reference:

Portions of the Registrant's definitive Proxy Statement to be filed prior to October 25, 2002, relating to the Registrant's Annual Meeting of Shareholders, are incorporated by reference into Part III of this Annual Report on Form 10-K.

================================================================================

                                    PART I

Item 1.  Business

Some of the information presented in this report contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements represent C-COR's judgment regarding future events and are based on currently available information. Although C-COR believes it has a reasonable basis for these forward-looking statements, we cannot guarantee their accuracy and actual results may differ materially from those we anticipated due to a number of uncertainties, many of which we are not aware.

Factors which could cause actual results to differ from expectations include:

   .   capital spending patterns of the communications industry;

   .   the global demand for C-COR's products and services;

   .   changes in the financial condition of significant customers;

   . the amount of particular products, services, and software within the overall mix of sales, as these products and services have varying profit margins;

   .   our ability to develop new and enhanced hardware and software products;

   .   continued industry consolidation;

   .   the development of competing technologies;

   . our ability to integrate acquisitions and achieve our strategic objectives; and

   . our ability to complete our restructuring initiatives and streamline our operations successfully.

This listing of factors is NOT intended to include ALL potential risk factors. The Company makes no commitment to update these factors or to revise any forward-looking statements for events or circumstances occurring after the statement is issued, except as required by law.

Introduction

C-COR, headquartered in State College, Pennsylvania, provides communications equipment, software solutions, and technical services to the global market for the full network life cycle of two-way hybrid fiber coax broadband networks. C-COR was organized as a corporation under the laws of the Commonwealth of Pennsylvania on June 30, 1953. Our core strategy is to leverage our reputation for quality and service, our strong customer relationships, and our extensive installed base of transmission equipment to provide a broad line of flexible, reliable, and cost-effective network products and service solutions worldwide.

C-COR operates in three industry segments; Broadband Communications Products, Broadband Network Services, and Broadband Management Solutions.

As a result of a corporate reorganization during fiscal year 2002, our segments reflect a reporting change made as of June 28, 2002, whereby our business is now conducted through three divisions, each focused on a business segment. As a result of this change, our former Telecommunications Equipment segment has been renamed the

Broadband Communications Products segment. In addition, our Broadband Network Services and Broadband Management Solutions segments previously were consolidated under the Broadband Management Services segment.

Broadband Communications Products (BCP), headquartered in Meriden, Connecticut, with supporting facilities in the U.S., Mexico, and Austria, is responsible for development, management, production, support, and sale of our advanced fiber optic, digital video transport, and radio frequency equipment.

Broadband Network Services (BNS), headquartered in Lakewood, Colorado, with satellite offices in the Northeast, Midwest, Southeast and Western regions of the U.S., provides outsourced technical field services, including broadband network engineering and design, construction, activation, optimization, certification, maintenance, and operations. BNS is one of the nation's largest non-cable operator-affiliated technical forces serving the cable industry.

Broadband Management Solutions (BMS), headquartered in Pleasanton, California, with an engineering facility in State College, Pennsylvania, is responsible for development, integration, management, implementation, support, and sale of our operations support system software solutions to operate and manage reliable, high-quality multi-service networks.

Our principal customers include many of the largest cable operators in the United States, such as Adelphia Communications, AOL Time Warner, AT&T Broadband, Charter Communications, Comcast and Cox Communications; a number of smaller domestic cable operators; and several international cable operators. These customers primarily operate hybrid fiber coax networks for delivering video, voice, and data services to homes and businesses. Our customer base also includes telephone companies and broadcasters who purchase digital video transport equipment such as the C-COR DV6000/DV6400(R) product series.

See Note S to the consolidated financial statements for financial information relating to each of the segments for fiscal years 2002, 2001 and 2000.

To meet our strategic objective of delivering a comprehensive line of telecommunications equipment, management software solutions, and technical services that our customers require across the hybrid fiber coax network, we have made nine acquisitions since 1999. Two of these acquisitions were completed during our fiscal year 2002:

   . On July 3, 2001, we acquired Aerotec Communications, Inc. This acquisition has enabled us to strengthen our position as a nationwide provider of comprehensive technical services by expanding our presence in the western United States and enhancing our network construction capabilities.

   . On August 4, 2001, we acquired certain assets and liabilities of the Broadband Communications Division of ADC Telecommunications, Inc. (ADC). This acquisition has expanded our product capabilities, particularly in digital video transport; our customer and geographic reach, especially overseas; our installed equipment base; and our employee resources.

Our most recent acquisition, Philips Broadband Networks (PBN), was completed on September 16, 2002. PBN is a global provider of broadband products and services with a strong customer base in Europe and the Asia Pacific region. The PBN acquisition provides C-COR with an opportunity to significantly increase our customer and installed equipment base in international markets. Further, PBN's fiber optic transmitter equipment expands our product capabilities.

See Notes B and U to the consolidated financial statements for further information relating to business combinations.

Industry Overview

A local hybrid fiber coax network (also known as the metro access tier of the network) consists of a headend where information is received from a third party operation (such as satellite, Internet gateway or telephony network) or from another of the cable operator's facilities; a transmission infrastructure that distributes the signal throughout the local network; and connections from the local transmission network to the end-users or subscribers. Historically, these systems offered one-way only video service.

During the past decade, the cable industry, like other segments of the communications industry, has undergone substantial change as a result of:

   . deregulation that allows competition among both wireline and wireless telephone companies as well as cable operators for communications services; and

   . demand by consumers for two-way, high-speed broadband communications to accommodate Internet, telephony, and other new information services that are customized to meet specific end-user demand.

For the cable operator, these factors have resulted in:

   . the need for upgrades to existing cable networks to provide two-way, interactive broadband services that will allow cable operators to compete against other broadband communications technologies;

   . greater utilization of fiber optic technology for maximum network performance and reliability;

   . consolidation among cable operators, to achieve additional scale and strengthen their balance sheets; and

   . the need for more sophisticated network and service management products as well as technical field services to support the complexity of advanced two-way broadband communications systems.

While these evolving changes have provided many opportunities for cable equipment suppliers, current market conditions are volatile due to a number of factors:

   . a reassessment by cable operators of capital spending requirements with the objective of balancing subscriber demand for advanced services with the financial market expectation of solid financial results, and in particular a renewed emphasis on generating positive cash flow;

   . the transition of most major domestic operators from large-scale network upgrades to more targeted capital investment tied to the roll-out of advanced services over smaller network segments;

   . delayed spending in the international market for network upgrades to support two-way capability for advanced voice, video, and data services;

   . consolidation of cable equipment suppliers providing network products and services to global broadband operators;

   . the current macroeconomic environment, affecting cable subscriber demand for network services, thereby influencing the cable operators' timing for service roll-out and network improvements; and

   . the filing of a petition of protection under federal bankruptcy statues by a major cable operator.

C-COR responded to these market challenges in fiscal 2002 by controlling our costs, reducing our workforce as appropriate, consolidating facilities to operate more efficiently, and acquiring companies to expand our customer base.

Strategy Overview

Our strategic goal is to balance our business base across three distinct market segments: advanced telecommunications products; operations support system software solutions; and technical field services. We are seeking to implement this strategy through both internal development of new products and services as well as acquisitions. Specific aspects of our strategy include:

Providing a Comprehensive Hybrid Fiber Coax Network Product Line. We offer a full range of radio frequency and fiber optic transmission products to transmit signals in both directions over hybrid fiber coax networks between "the headend and the curb." In addition, we offer digital video transport products, which are used primarily by telephone and broadcast companies to optically transport a wide variety of uncompressed video, audio, and data signals over wide and/or metropolitan areas.

Leveraging an Extensive Installed Base of Equipment for Upgrade and Rebuild Sales. We are leveraging our large installed base of transmission equipment in our customers' networks through upgrades, rebuilds, and node size reductions. We provide a cost-effective path for our customers to upgrade existing components of installed products rather than purchasing all new equipment.

Providing Broadband Management Software Solutions to Enhance Network
Integrity. Network integrity and reliability have become critical needs as hybrid fiber coax network traffic and complexity have grown and as these networks have become increasingly used by multiple service providers. Traditional approaches to managing hybrid fiber coax networks focus on monitoring limited, individual elements of the network, such as cable modems or power supplies. In contrast, C-COR's Integrated Service Management (ISM(TM)) suite of operations support system solutions allows cable operators to automate and proactively manage their network integrity and service delivery processes across the network. Specifically, ISM's Network Service Manager application predicts, detects, and helps to prevent faults and alarms across all domains and network elements, in a multi-service, multi-vendor environment. The Network Service Manager provides our customers with the tools to manage the entire fault life cycle of their networks--from detection through resolution.

Delivering Total Network Solutions to Meet the Emerging Broadband Needs of Hybrid Fiber Coax Network Operators. We are able to offer a broad network solution to cable operators by delivering a comprehensive line of equipment, management software solutions, and network services that they require across the hybrid fiber coax network. We design the network to enhance reliability, deliver the infrastructure equipment and management software, furnish installation and activation services, and provide ongoing network management and support services.

Increasing International Sales. We are currently supplying products and services to a number of international customers, including cable operators in Canada, Europe, and Asia. In addition, our recent acquisition of PBN has expanded our customer base, particularly in Europe and Asia. With our broad product and services offerings, we are supplying comprehensive network solutions to network operators in various international markets who generally prefer to purchase products and services from suppliers offering a more complete product line.

Products, Software, and Services

We provide broadband communications products, technical services, and management software solutions to support primarily cable operators as they plan, design, build, and maintain complex broadband communications networks. During fiscal year 2002, these major market areas of equipment, software, and services were formally realigned into the following three business divisions:

   Broadband Communications Products (BCP) provides our advanced fiber optic, digital video transport, and radio frequency telecommunications equipment.

   Broadband Network Services (BNS) provides technical field services, covering broadband network engineering and design, construction, installation, optimization, certification, maintenance and operations.

   Broadband Management Solutions (BMS) provides our array of operations support system software solutions to operate and manage reliable, high-quality, multi-service networks.

Broadband Communications Products

The cable network is divided into two technology tiers: metro access and metro core. The metro access tier covers the local hybrid fiber coax network infrastructure delivering signals from the operator's local headend to the subscriber's home and back. The metro core tier interconnects the cable operator's local headend with other operator facilities or with third party operations. An example of metro core connections would be between a cable operator's headend and a broadcaster's facility in transporting quality video over long distances. With our radio frequency and fiber optic equipment as well as our digital video transport product family, C-COR's Broadband Communications Products division has a market position in both the metro access and metro core tiers.

Metro Access Product Families

A local hybrid fiber coax network connects a local central information source, typically referred to as the headend, to individual residential or business users through a physical plant of fiber optic and coaxial cables and a variety of electrical and fiber optic devices that transmit, receive, modulate, and amplify the signals as they move through the network. A typical local hybrid fiber coax network consists of three major segments: the headend and hubs, nodes, and the radio frequency plant. We offer a comprehensive range of metro access technology products for each of these segments.

Headend and Hubs

The headend receives information from a satellite transmission, Internet gateway, telephony network, or other source and converts this information to laser modulated optical signals for transmission across the local network. Larger networks feature both primary headends and a series of secondary headends or hubs. We offer a broad range of headend and hub equipment under our C-COR lumaCOR(TM) family of products and Optiworx(TM) product line. Together, these product families feature advanced technology, such as dense wavelength division multiplexing that allows multiple signal wavelengths to be transmitted on one fiber across the network. The capabilities provided by dense wavelength division multiplexing increase the volume of information conveyed over the network. It also allows network operators flexibility in tailoring content, such as video-on-demand, for individual subscribers by dedicating certain wavelengths to that content. In addition, our lumaCOR products support node-to-headend digital return technology, and our Optiworx products support hub-to-headend digital return technology, both enhancing the return path capacity of a network for multiple, two-way service applications used by homes and businesses. At the end of fiscal year 2002, C-COR introduced a next-generation headend system, the lumaCOR High Density Platform (HDP) that combines the best features of the current lumaCOR and Optiworx product lines with advanced capabilities to meet the future performance and capacity requirements of our customers.

Nodes

The general function of the node in the local hybrid fiber coax network is to convert information from optical signals to radio frequency signals for distribution to the home or business. C-COR offers four node product families. Our naviCOR(R) nodes are upgradable, scalable, modular, and fully integrated with our legacy C-COR radio frequency amplifiers. These features allow our amplifiers to be upgraded to nodes and simple nodes to be upgraded to telecommunication nodes that support narrowcasting for advanced subscriber services and redundant configurations for a high level of reliability. Narrowcasting refers to customizing content for certain subscribers by dedicating fibers or wavelengths to that specific content. We have designed the optical components of the naviCOR nodes to fit into the lid, or cover, of the amplifier housing so that upgrades from amplifiers to nodes are easily accomplished by replacing the lid. Our I-Flex-II(R) nodes are part of an 862 MHz global product family for fiber intensive architectures that require cabinet or pedestal mount housings. Our ISX nodes offer a cost-effective blend of functionality and network performance, supporting a wide range of advanced services such as cable telephony, video-on-demand, and Internet access. Finally, our FOX pedestal-mount fiber optic nodes are ideally suited for fiber-to-the-curb, fiber-to-the-business, or fiber-to-the-last-amplifier applications.

Radio Frequency Plant Equipment

The radio frequency plant comprises products that transmit information between the nodes and subscribers. These products are essentially radio frequency amplifiers that come in various configurations such as trunks, bridgers, and line extenders. A trunk amplifier handles a large amount of information in a network when the node size is greater than 500 homes. A bridger splits the signal to send it to a greater number of destinations. Line extenders move the information to the home or business. C-COR offers two amplifier product lines. The C-COR legacy FlexNet(R) 750 MHz and 862 MHz radio frequency amplifier product family has been developed specifically for delivering combinations of analog and digital channels over hybrid fiber coax architectures. In addition, C-COR also offers the MAX amplifier that is a high-performance, pedestal-mount amplifier featuring extensive modularity for easy upgrading. The HMAX Apartment House Amplifier, a product line under the MAX family of products, combines advanced radio frequency technology with installer-friendly features to deliver signals to cable subscribers at lower expense. The HMAX is dedicated to systems in which input sources are cable drops, such as in multi-dwelling unit architectures.

Metro Core Product Families

C-COR's DV6000/DV6400(R) family of transport products are capable of optically transporting a wide variety of video, audio, and data signals over networks to the cable operator's local headend. Since the establishment of the original DV6000 system in 1993, the DV product family has evolved and continues to be enhanced into one of the most widely used and cost-effective fiber optic transport systems available. C-COR's DV platforms are used by major telecommunications providers around the world to carry prominent video programming.

Summary of C-COR's Metro Access and Metro Core Products

The following table summarizes our major products and their primary functions and features:

Product Family               Products                        General Functions and Features
-----------------------------------------------------------------------------------------------------

Headend and     The lumaCOR and Optiworx           . Compact design maximizes limited headend
  Hubs          branded headend and hub              rack space.
                products, together, include        . Supports both 1310 nm and 1550 nm
                headend equipment shelves,           wavelengths.
                optical forward path transmitters, . Receives digital and video return path
                optical return path transmitters,    signals.
                erbium doped fiber amplifiers,     . Supports standard and dense wavelength
                optical forward path receivers,      division multiplexing applications.
                optical return path receivers,     . Application-based transmitters include
                digital return path transmitters/    single and/or dual output transmitters, split-
                receivers, and application-based     band transmitters, narrowcast transmitters,
                transmitters.                        and broadcast transmitters.
-----------------------------------------------------------------------------------------------------
Nodes           naviCOR, ISX, I-Flex, and FOX      . Available with C-COR's Transfer
                branded nodes provide domestic       Linearization Technology, a proprietary
                and international, as well as        solution that allows higher operating level
                strand-mount and cabinet-mount       capabilities and/or improved distortion
                node solutions.                      performance.
                                                   . Offered as complete nodes or as optical
                                                     upgrades to existing amplifiers, providing a
                                                     cost-effective means of increasing fiber
                                                     penetration in networks by converting
                                                     existing radio frequency equipment to
                                                     nodes.
                                                   . Line of mini Fiber nodes are designed for
                                                     advanced, fiber-deep hybrid fiber coax
                                                     architectures, providing high radio
                                                     frequency output to service approximately
                                                     500 down to 100 homes as nodes are split,
                                                     usually with no further active device beyond
                                                     the node.
                                                   . Line of segmentable nodes provides forward
                                                     receivers and return transmitters with the
                                                     performance to handle multiple forward and
                                                     reverse segmentation, for supporting
                                                     scalability.
                                                   . Supports digital return applications.
                                                   . High degree of modularity and scalability
                                                     makes repair and reconfiguration quick and
                                                     easy.
-----------------------------------------------------------------------------------------------------
Radio Frequency FlexNet and MAX branded            . Delivers analog and digital channels.
  Plant         amplifiers provide domestic and    . Available with C-COR's Transfer
                international, as well as strand-    Linearization Technology.
                mount, cabinet-mount, and multi-   . Modular design and/or fiber-in-the-lid
                dweller solutions.                   upgrade enable an upgrade path for future
                                                     services without a high initial investment.

Product Family                Products                        General Functions and Features
------------------------------------------------------------------------------------------------------
Radio Frequency                                      . Offered with advanced radio frequency
  Plant                                                technology and installer-friendly features to
  (continued)                                          deliver signals to the subscriber at lower
                                                       expense.
                                                     . HMAX amplifier line is dedicated to
                                                       systems in which input sources are cable
                                                       drops, such as in multi-dwelling unit
                                                       architectures.
------------------------------------------------------------------------------------------------------
Digital Video   DV6000/DV6400 product family         . Modular equipment shelves for up to 16
  Transport     offering high-performance, cost-       channels.
  System        effective transport of video, audio, . Integrated digital channel switching.
                and data services; SONET/SDH         . 1310 nm and 1550 nm wavelength lasers,
                signals; and LAN signals.              optical repeater shelves, and erbium doped
                                                       fiber arrangements offer multiple optical
                                                       reach possibilities.
                                                     . Dense wavelength division multiplexing
                                                       capability (both unidirectional and bi-
                                                       directional).
                                                     . Multiple architectures offering protection
                                                       and redundancy.

New Product and/or Developments

New products and/or developments for our telecommunications equipment introduced during fiscal year 2002 include:

Development and Launch of the lumaCOR High Density Platform (HDP), C-COR's next-generation headend system. In June 2002, C-COR announced the availability for shipment of our new High Density Platform (HDP), a cost-effective and dense full-service headend system solution for supporting the network segmentation requirements needed for advanced or triple-play (voice, video, and data) services over hybrid fiber coax networks. The HDP is a flexible, growth-oriented design that accommodates a 19-inch rackmount 4RU chassis that houses up to 16 application modules. The application modules are scalable, thus allowing the network provider the flexibility to uniquely tailor solutions to current needs, minimize investments, and enable a "pay-as-you-grow" system capacity expansion approach.

Development of the new naviCOR Quadrant II NQ5 Series Segmentable Node with Digital Return Capabilities. Advanced broadband networks are moving toward fully segmentable nodes that support a variety of analog and digital return solutions. In June 2002, C-COR announced the development of our NQ5 highly modular node that fully supports the level of scalability needed to meet current and future network requirements. The Company anticipates these products being available for shipment by the end of calendar year 2002. Regardless of configuration, the NQ5 achieves the port-to-port isolation performance requirements of analog and sophisticated digital modulation applications. Additionally, the NQ5 will support both 1310 nm and 1550 nm forward and return solutions required for a variety of architectures.

Enhancement of DV6000/DV6400 System Interface Capabilities. In June 2002, C-COR completed the integration of two new interface capabilities in the DV6000/DV6400 systems: Ethernet Tributary and Switch Interface Cards, and the Information and Monitoring Interface (IMI) System. The DV platform was the first fiber optic transport system in the industry to support Ethernet transport. The new Ethernet Tributary and Switch Interface Cards build upon this achievement by providing an Ethernet solution that is fully integrated into the DV platform. The cards plug into any encoder/decoder slot of the DV6000, DV6400, or DV6300 system to provide interface and switching functionality for 100BaseT and 10BaseT Ethernet signals to a DV network ring. The new IMI System provides a common, standards-based element management interface for the entire DV product family via a standard SNMP (Simple Network Management Protocol) management system and/or Web browser (HTTP) interface. The IMI sends SNMP notifications (traps) to as many as five third party-SNMP management systems for aggregation and display of status or alarm conditions, including communication loss/reestablishment to a network element, and all shelf and module alarm state and status condition changes. The IMI System is currently available, and the Ethernet cards are projected to be available during the last half of fiscal year 2003.

Broadband Network Services

With offices located throughout the U.S., C-COR's Broadband Network Services division offers technical services for engineering, design, and deployment of advanced subscriber services over broadband networks. The technical services provided by the Broadband Network Services division include:


            Service                                             Description
-----------------------------------------------------------------------------------------------------------
Outside Plant Technical Services Hands-on technical services performed in the customer's plant. These are highly complex tasks largely centered on the conversion of the cable operator's plant from a one-way analog video medium to a two-
                                 way, fully interactive broadband pipe, and the continuing operation of it as such. Among the services provided are system sweep, reverse path activation, ingress mitigation, node certification, plant hardening, cable testing, cable repair, system maintenance, contract service calls, process design, personnel development and training, project management, installation, coaxial and fiber splicing, and aerial and underground construction.
-----------------------------------------------------------------------------------------------------------
Network Integration Technical    Systems integration and installation services for data, telephony, and
  Services                       digital video platforms for both network operators and network equipment manufacturers. Consulting services, including process design advisory services, statistical process control system design, network design, and specification consulting, are also provided.
                                 Network systems integration technicians perform hands-on services covering "rack and stack" final assembly and deployment of cable modem termination systems, dense wavelength division multiplexing lasers, and hybrid fiber coax telephony systems, among others.
-----------------------------------------------------------------------------------------------------------
Outsourced Operational Services  Full outsourcing services in handling field operations, including technical management, system maintenance, customer service calls, and installation activity.
-----------------------------------------------------------------------------------------------------------
Network Design and Field         Network design services, include walkout, strand digitizing, radio
  Engineering Services           frequency and optical fiber network design, electronics network drafting, design quality control, drafting and documentation, engineering consultation, system data archiving, and project management.

Broadband Management Solutions

C-COR's Broadband Management Solutions division develops operations support system solutions that enable our customers to automate and proactively manage their networks and service delivery processes. C-COR's Integrated Service Management (ISM(TM)) suite of operations support system software applications delivers a unified view of customers, quality of service, and network performance.

The ISM currently incorporates the following specific application modules:


   Application Module                                Description
---------------------------------------------------------------------------------------------
Network Service Manager  A cross-domain network surveillance and performance management solution that provides accurate discovery and status monitoring of enterprise-wide, hybrid, multi-vendor, multi-function network infrastructures. Information is integrated with customer service, workforce management, billing data sources, and other operations support system solutions to provide a real-time view of network, customer, and service status.
---------------------------------------------------------------------------------------------
Mobile Workforce Manager A suite of field service management applications designed to maximize the potential of each customer contact, improve
                         operational efficiency, and enhance customer service. The Mobile
                         Workforce Manager uses the simplicity and sophistication of browser-based business applications, combined with wireless data connectivity and mobile computing devices, to empower technical field representatives in more efficiently provisioning, maintaining, and selling broadband management services.

Significant Customers

During the past fiscal year, our customers have included almost all of the largest cable system operators in the United States, as well as a number of smaller domestic cable operators, several international cable operators, and telephone companies and broadcasters interested in digital video transport products. Our largest customers during fiscal year 2002 were Adelphia Communications, Charter Communications, and AOL Time Warner, accounting for 30%, 11%, and 10%, respectively, of net sales. On June 25, 2002, Adelphia Communications filed a petition for protection under the federal bankruptcy statutes, and as such, we do not anticipate any significant new orders in the near term from Adelphia. During the quarter ended June 28, 2002, we recorded a charge-off to bad debts of $44.9 million due to management's assessment of the recoverability of accounts receivable from Adelphia and affiliates. Our largest customers during fiscal year 2001 were Adelphia Communications, Cox Communications, AOL Time Warner, and Charter Communications, accounting for 17%, 15%, 15% and 12%, respectively, of net sales. Our largest customers during fiscal year 2000 were AT&T Broadband, Time Warner Cable (now AOL Time Warner), and Adelphia Communications, which accounted for 19%, 18% and 13%, respectively, of net sales. All of these principal customers purchase both products and services.

See Note P to the consolidated financial statements for further information relating to concentration of credit risk.

Sales and Distribution

Our sales and distribution function is organized into two major global regions: the first covering the Americas, and the second covering the EuroPacific area. Corporate account managers focus on an overall business strategy for specific large customers or groups of customers and support our divisional sales and distribution efforts. Each of C-COR's three divisions has responsibility for the sale of its specific products or services on a regional level.

Sales efforts are conducted from our headquarters; from offices in Europe, Canada, Asia, and Latin America; from regional sales offices located throughout the United States; and through numerous distributors around the world.

We sell our products and services in the United States and Canada through our direct sales force, which is organized geographically and approaches the customer at the system level and by national account representatives which approach the customer at the corporate level. A highly qualified technical staff supports our sales force. They work closely with customers to design systems, develop technical proposals, and assist with installation and post-sale support.

International sales in Europe, Asia, and Latin America are made through our direct sales force and through distributors. Overall sales management for the EuroPacific area is located in the Netherlands office. Overall sales management for Latin America is located at our headquarters in State College, Pennsylvania. For fiscal year 2002, our international sales represented 13% of consolidated net sales. In fiscal years 2001 and 2000, international sales were 13% and 11%, respectively, of net sales.

Additionally, we provide 24x7 technical support, both directly and through distributors, as well as training for customers and distributors, as required, both in our facilities and at our customers' sites.

Our marketing function develops strategies for product lines and, in conjunction with the sales force, identifies evolving technical and application needs of customers. The marketing function is also responsible for demand forecasting and general support of the sales force.

During fiscal year 2002, we substantially completed the implementation of a corporate-wide ERP (Enterprise Resource Planning) system, accessible by C-COR personnel worldwide. The ERP system automates and standardizes key corporate functions in finance, manufacturing, purchasing, and customer service management.

Backlog

We schedule production of our Broadband Communications Products division's equipment based on our backlog, informal commitments from customers, and sales projections. Our backlog consists of firm orders by customers for delivery within the next 12 months. The majority of equipment backlog typically is shipped within one-to-two quarters. In contrast, backlog in the Broadband Management Solutions and Broadband Network Services divisions typically reflects longer-term systems development and field service projects that convert into revenue over a 12-month period.

At June 28, 2002, our backlog of orders was $28.6 million, including $7.7 million for Broadband Communications Products, $20.2 million for Broadband Network Services, and $689,000 for Broadband Management Solutions.

Anticipated orders from customers may fail to materialize and delivery schedules may be deferred or canceled for a number of reasons, including reductions in capital spending by network operators, customer financial difficulties, annual capital spending budget cycles, and construction delays.

Research and Product Development

We operate in an industry that is subject to rapid changes in technology. Our ability to compete successfully depends in large part upon anticipating such changes. Accordingly, we engage in ongoing research and development activities that are intended to advance existing product lines and develop or evaluate new products. C-COR's Chief Technology Officer (CTO) is primarily responsible for implementing our technology strategy. Our current research and product development focus is on fiber optics, operations support system software solutions, and emerging packet-based technologies, architectures, and standards that impact critical areas, such as bandwidth management for multiple cable subscriber services. The CTO is responsible for providing direction to and prioritizing our research and development effort.

Supporting the CTO in meeting established corporate research and development goals are product managers in both the Broadband Communications Products and Broadband Management Solutions divisions. The product managers have responsibility for the product life cycle of specific hardware or software products from concept through development, expansion, and end-of-life. In this role, the product managers coordinate with a variety of C-COR professionals from sales, marketing, engineering, and technical support to develop and implement product plans. In April 2002, the Broadband Communications Products division embarked on a program entitled "Concurrent Product Development" to enhance the division's capability to produce new products within an optimal time frame. The program addresses a number of key business activities including portfolio management, innovation, product selection, product definition, electronic design and testing, selection of new product components, prototyping and piloting, and the ability to rapidly commercialize a new product.

During the past fiscal year, research and product development expenditures were primarily directed at expanding our fiber optic technology, developing new platforms for next-generation broadband applications, and launching our operations support system software applications. We also continued with product development process improvements to reduce cycle time to design, reduce manufacturing costs, and improve design quality.

During fiscal years 2002, 2001 and 2000, we spent $27.1 million, $17.4 million, and $16.0 million, respectively, on research and product development. Research and product development expenses in the Broadband Communications Products division were $17.9 million, $10.1 million and $9.0 million, respectively, for fiscal years 2002, 2001 and 2000. Research and product development expenses in the Broadband Management Solutions division were $8.3 million, $6.7 million, and $5.6 million, respectively, for fiscal years 2002, 2001 and 2000. Other research and product development expenses, not allocated to segments, were $900,000, $600,000, and $1.4 million, respectively, for fiscal years 2002, 2001 and 2000. All research and product development expenditures mentioned above have been expensed. Anticipated product development initiatives focused on fiber optics and other new technologies, as well as operations support system software development focused on network service management and mobile workforce management solutions, are expected to result in increased research and development expense in future years.

Competition

The broadband communications markets are dynamic and highly competitive, requiring substantial resources of those companies that compete in these markets, skilled and experienced personnel, and a capability to anticipate and capitalize on change. Our Broadband Communications Products segment competes with other companies, including Motorola's Broadband Communications Sector (formerly General Instrument Corporation), Scientific Atlanta, Inc., Arris Group, Inc. (formerly known as Antec), and Harmonic, Inc., some of which are large publicly traded companies that may have greater financial, technical, and marketing resources than we do.

Equipment from our Broadband Communications Products division is marketed with emphasis on quality, differentiating features, and business case, and is generally priced competitively with other manufacturers' product lines. Product reliability and performance, technological innovation, responsive customer service, breadth of product offering, and pricing are several of the key criteria for competition.

With regard to our Broadband Management Solutions and Broadband Network Services divisions, there are several competing vendors offering network management and mobile workforce management systems as well as technical services in the United States, some of which may currently have greater sales in these areas than we do. However, we believe that we offer a more integrated solution that is tailored to the requirements of hybrid fiber coax network operators.

Employees

We had approximately 1,400 employees as of August 22, 2002.

Suppliers

We closely monitor supplier delivery performance and quality. We employ a strategy of limiting the total number of global suppliers to those who are quality leaders in their respective specialties and who will work with us as partners in the supply chain. Typical items purchased are die cast aluminum housings, radio frequency hybrids, printed circuit boards, fiber optic lasers, and standard electronic components. Although a few of the components we use are single-sourced, we have experienced no significant difficulties during the past fiscal year in obtaining adequate quantities of raw materials and component parts.

We outsource the manufacture of certain assemblies and modules where it is cost-effective to do so or where there are advantages with respect to delivery times. Current outsourcing arrangements include certain power supplies, accessories, optical modules, digital return modules, and circuit boards.

Intellectual Property

C-COR holds 14 United States patents, and has an exclusive license for use in our field on 30 additional patents for various inventions relating to fiber optic and radio frequency transmission equipment and technology, and network management techniques and services. In addition, C-COR has 6 patents pending in the U.S. Patent and Trade Office. We attempt to protect our intellectual property through patents, trademarks, copyrights, and a program of maintaining certain technology as trade secrets.

Item 2.  Properties

We operate the following principal facilities:

                                                                      Approximate (O)Owned
Location                              Principal Use           Segment Square Feet (L)Leased
--------                              -------------           ------- ----------- ---------
State College, Pennsylvania Administrative Offices, Equipment   All     133,000       O
                            Service Center and Development
                            Engineering
Tijuana, Mexico............ Manufacturing                       (1)      89,400       L
Meriden, Connecticut....... Administrative Offices,             (1)      83,600       L
                            Manufacturing, and Development
                            Engineering
Klagenfurt, Austria........ Administrative Offices,             (1)      21,700       L
                            Manufacturing, and Development
                            Engineering
Almere, The Netherlands.... Administrative Offices              (1)       5,100       L
Pleasanton, California..... Development and Administrative      (3)      18,700       L
                            Offices
Lakewood, Colorado......... Administrative Offices              (2)       4,500       L

Segment:

   (1) Broadband Communications Products
   (2) Broadband Network Services
   (3) Broadband Management Solutions

We are approved for ISO 9001 registration at our State College, Meriden, Klagenfurt, and Tijuana manufacturing facilities. ISO 9001 is the most comprehensive of all ISO 9000 series requirements and provides guidance in the development and implementation of an effective quality management system. A quality management system includes quality assurance in design, development, production, installation, and servicing. Criteria for registration are set by the International Organization for Standardization, whose function is to develop global standards in an effort to improve the exchange of goods and services internationally. This designation builds on our reputation as a high-quality, global provider of transmission electronics.

Item 3.  Legal Proceedings

Certain former security holders and employees of Convergence.com Corporation, a company that C-COR.net Corp. acquired in fiscal year 2000, filed claims against the Company in March 2001 alleging violations of state securities laws and certain other state law claims under a stock option plan. The complaint alleges that the damages suffered by the individuals approximate $2.1 million, which is based on the amount of stock options multiplied by the highest price of C-COR.net's common stock since the acquisition, and does not take into account the exercise price which the plaintiffs would have had to pay to the Company if the options were exercised. The plaintiffs also petitioned for treble damages, an undetermined amount of punitive damages and reimbursement of attorneys' fees. The Company believes it has defenses to these claims and is contesting them vigorously; however, it cannot be sure that it will be successful in defending these claims.

Item 4.  Submission of Matters to a Vote of Securities Holders

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 28, 2002.

Executive Officers of the Registrant

All executive officers of C-COR are elected annually by the Board of Directors to serve in their offices for the next succeeding year and until their successors are duly elected and qualified. The listing immediately following this paragraph gives certain information about our executive officers, including the age, present position and business experience during the past five years.

Name            Age                          Position/Experience
----            ---                          -------------------

David A. Woodle 46  Chairman since October 2000; Chief Executive Officer since July 1998;
                    Vice President and General Manager-Strategic Systems of Raytheon
                    Systems Company, a company providing computer systems integration services to government and commercial customers, from January 1998 to July 1998; Vice President and General Manager, Raytheon
                    E-Systems, HRB Systems from June 1996 to January 1998.

Mary G. Beahm.. 42  Corporate Vice President, Human Resources since August 2001; Vice
                    President, Human Resources from November 1998 to August 2001;
                    Human Resources Consultant, Westinghouse Electric Corporation, a
                    company providing products and services to government and
                    commercial industries, from August 1987 to November 1998. Trustee,
                    Board of Trustees, The Pennsylvania State University since 1990.

John O. Caezza. 44  President, Broadband Communications Division since August 2001;
                    Vice President and General Manager, Broadband Communications
                    Division of ADC Telecommunications, Inc., a major manufacturer of uncompressed digital transport, opto-electronic, and radio frequency products for the broadband communications market from May 2000 to
                    August 2001; Vice President, Engineering, Philips Broadband
                    Networks, Inc., a major international manufacturer of opto-electronic and radio frequency products for the broadband communications market, from June 1996 to May 2000.

Name                Age                          Position/Experience
----                ---                          -------------------

David J. Eng....... 49  Corporate Vice President, Americas Business since August 2001; Sr.
                        Vice President, Sales, Americas Business, from February 2000 to
                        August 2001; Sr. Vice President--Worldwide Sales from March 1997 to February 2000.

Douglas W. Engerman 46  President, Broadband Management Solutions, LLC since August 2001;
                        Vice President and General Manager, Broadband Management Services
                        from June 2001 to August 2001; Senior Vice President for Project
                        Implementation and Customer Support at Mobile Data Solutions, Inc.,
                        (MDSI), a provider of wireless software application solutions to the energy, utility, telecommunications, cable, and insurance industries worldwide, from November 1999 to June 2001; Senior Vice President,
                        Utilities Business Unit at MDSI from November 1998 to November
                        1999; Vice President of Sales, Utilities Business Unit at MDSI from
                        July 1997 to November 1998; Executive Vice President, Alliance
                        Systems, Inc., a provider of wireless software solutions for mobile workforce automation, from August 1993 to July 1997.

William T. Hanelly. 46  Chief Financial Officer, Secretary, and Treasurer since August 2001;
                        Vice President, Finance, Secretary, and Treasurer from October 1998 to
                        August 2001; Regional Controller, Raytheon, a company providing computer systems integration services to government and commercial customers, from May 1998 to October 1998; Vice President--Finance,
                        HRB Systems from June 1994 to May 1998.

Paul Janson........ 43  President, Broadband Network Services, Inc. since August 2001;
                        President and Chief Executive Officer of Worldbridge Broadband
                        Services from October 2000 to August 2001; Vice President, Technical
                        Services of Worldbridge Broadband Services, a business unit of
                        C-COR, from February 2000 to October 2000; Chief Operating
                        Officer, Worldbridge Broadband Services, Inc., a provider of technical field services to broadband network operators, from October 1998 to
                        February 2000; Regional Director of Operations and Marketing for
                        InterMedia Partners (Tennessee Holdings), a multiple system, broadband network services provider, from June 1996 to August 1998.

Gerhard B. Nederlof 54  Corporate Vice President, EuroPacific Business since August 2001; Sr.
                        Vice President--EuroPacific Business from February 2000 to August
                        2001; Sr. Vice President--Broadband Management Services from July
                        1999 to February 2000; Sr. Vice President--Marketing from September
                        1998 to July 1999; Sr. Vice President--Marketing, Business
                        Development, and Services from March 1997 to September 1998.

Kenneth A. Wright.. 46  Chief Technology Officer since October 2000; Chief Technology
                        Officer, 21e.net from October 1999 to October 2000; Chief Technical
                        Officer for InterMedia Partners, a multiple cable system operator
                        (MSO) from February 1995 to September 1999.

                                    PART II

Item 5.  Market for the Registrant's Common Stock

The Company's common stock is traded on The Nasdaq National Market under the symbol of CCBL. The range of high and low price information as reported by Nasdaq follows:

                                              High   Low
                                             ------ ------
                      2001
                      Quarter ended
                         September 30, 2000. $33.44 $11.56
                         December 31, 2000.. $17.00 $ 8.44
                         March 31, 2001..... $14.63 $ 5.69
                         June 30, 2001...... $13.70 $ 4.97
                      2002
                      Quarter ended
                         September 30, 2001. $13.10 $ 5.32
                         December 31, 2001.. $15.20 $ 5.50
                         March 31, 2002..... $19.45 $12.90
                         June 30, 2002...... $18.01 $ 5.20

We have never paid a dividend. As of June 28, 2002, there were 668 shareholders of record of common stock.

Item 6.  Selected Financial Data

                            Selected Financial Data
                     (in thousands except per share data)

                                                June 28,  June 29,  June 30, June 25,  June 26,
Fiscal Year Ended                                 2002      2001      2000     1999      1998
-----------------                               --------  --------  -------- --------  --------
Statement of operations data:
Net sales...................................... $265,651  $223,295  $283,262 $203,851  $171,522
Income (loss) from continuing operations/(1)/..  (41,924)   (7,827)   14,461     (704)       40
Discontinued operations........................       --       177     1,063      397       928
Net income (loss)..............................  (41,924)   (7,650)   15,524     (307)      968
Net income (loss) per share--basic/(2)/........
   Continuing operations.......................    (1.24)    (0.24)     0.48    (0.06)       --
   Discontinued operations.....................       --      0.01      0.04     0.02      0.04
Net income (loss) per share--basic.............    (1.24)    (0.23)     0.52    (0.04)     0.04
Net income (loss) per share--diluted/(2)/......
   Continuing operations.......................    (1.24)    (0.24)     0.43    (0.06)       --
   Discontinued operations.....................       --      0.01      0.03     0.02      0.04
Net income (loss) per share--diluted...........    (1.24)    (0.23)     0.46    (0.04)     0.04
Weighted average common shares and common share
  equivalents/(2)/.............................
   Basic.......................................   33,710    32,905    30,039   22,483    22,503
   Diluted.....................................   33,710    32,905    33,968   22,483    22,503
Balance sheet data (at period end):
Working capital/(3)/........................... $ 65,202  $ 59,108  $ 69,451 $ 36,082  $ 31,696
Total assets...................................  270,823   238,705   273,039  109,180    90,160
Total long-term debt obligations...............    1,896     1,765     1,752    7,992     9,348
Shareholders' equity...........................  218,598   203,909   227,658   61,265    60,933

--------
/(1)/ Loss from continuing operations in fiscal year 2002 includes a charge-off to bad debts of $44,938 related to Adelphia, and an impairment charge of $13,642 for goodwill and other intangibles related to MobileForce.
/(2)/ Net income (loss) per share amounts and weighted average common shares and common share equivalents have been adjusted to reflect a 2-for-1 stock split effective December 22, 1999.
/(3)/ Working capital for fiscal years 2002, 2001 and 2000 exclude cash equivalents and marketable securities related to the Company's follow-on public offerings.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

We design, manufacture, and market network distribution and transmission products and provide services and operational support systems to operators of advanced hybrid fiber coax broadband networks. We operate in three industry segments: Broadband Communications Products, Broadband Network Services, and Broadband Management Solutions.

As a result of a corporate reorganization during fiscal year 2002, our segments reflect a reporting change made as of June 28, 2002, whereby our business is now conducted through three divisions, each focused on a business segment. As a result of this change, our former Telecommunications Equipment segment has been renamed the Broadband Communications Products segment. In addition, our Broadband Network Services and Broadband Management Solutions segments previously were consolidated under the Broadband Management Services segment. All prior period segment data has been restated to reflect these changes. For additional information regarding our business segments, see Note S to the consolidated financial statements.

Our Broadband Communications Products Division is responsible for research, development, management, production, support, and sales of advanced fiber optic and radio frequency equipment. Our Broadband Network Services Division provides outsourced technical services, including network engineering and design, construction, activation, optimization, certification, maintenance, and operations. Our Broadband Management Solutions Division is responsible for the development, integration, management, implementation, support and sales of operational support systems that focus on network services management and mobile workforce management solutions.

Business Combinations

On July 3, 2001, a wholly owned subsidiary of the Company acquired the stock of Aerotec Communications, Inc. (Aerotec) for $2.3 million. These assets became part of the Broadband Network Services Division. The Company had recorded goodwill of $685,000 as of June 28, 2002 in connection with this transaction, which represented the excess of the purchase price and related costs over the fair value of the acquired net assets of the business. Additional cash payments of up to $3.8 million were required to be made to Aerotec shareholders if certain performance targets were met. These performance targets were substantially achieved and an additional cash payment of $3.5 million was made in August 2002 and recorded as additional goodwill.

On August 4, 2001, we acquired certain assets and assumed certain liabilities of ADC Telecommunications, Inc. (ADC). The assets and operations acquired from ADC were considered the purchase of a business and have been included in the consolidated financial statements since the date of purchase. Consideration for the acquisition was approximately $25.0 million, consisting of a cash payment of $24.6 million to ADC and direct transaction costs incurred of approximately $425,000. In addition, we assumed certain liabilities. We used our available cash to fund the acquisition. The Company had recorded goodwill of $2.7 million as of June 28, 2002 in connection with this transaction, which represents the excess of the purchase price and related costs over the fair value of the acquired net assets of the business. The assets purchased include the Optiworx(TM) and DV6000(R) series product lines, as well as other related cable infrastructure products from ADC's Broadband Communications Division, located in Meriden, Connecticut; Buenos Aires, Argentina; and Klagenfurt, Austria. These facilities and their assets became part of the Company's Broadband Communications Products Division. On February 11, 2002, the Company announced the closing of the Buenos Aires, Argentina, manufacturing facility.

Subsequent Event

In September 2002, we completed our purchase of certain assets and liabilities of Philips Broadband Networks (PBN) from Royal Philips Electronics. PBN is a provider of broadband products, including transmission products, network optimizing technologies, and element management systems. PBN is supported by sales and services organizations worldwide, with a strong customer base in Europe and the Asia Pacific region. The purchase includes assets in various countries, cable infrastructure products, and a design and production facility in Manlius, New York. These assets and the facility became part of our Broadband Communications Products Division. The purchase price for the acquisition was 80.0 million Euros, subject to certain adjustments. The closing took place on September 16, 2002 with an effective date of the acquisition of August 26, 2002. The results of operations of PBN will be included in the consolidated financial statements as of August 26, 2002. At closing on September 16, 2002, the Company made an initial payment of 75.0 million Euros, with subsequent payments subject to certain adjustments. The acquisition is being accounted for as a purchase. Any excess of the purchase price and related costs over the fair value of the acquired net assets of the business will be recorded as goodwill.

Non Recurring and Other Restructuring Related Charges

We implemented various initiatives during fiscal year 2002 to consolidate our manufacturing operations, improve our operating performance, and align our cost structure with current business levels. As a result, we recorded restructuring charges of $3.6 million. These were partially offset by a reversal of $891,000 for previously recorded restructuring charges incurred in fiscal year 2001, related to consolidation efforts at our Pennsylvania and Georgia facilities. The result is a net charge in fiscal year 2002 of $2.7 million.

Our restructuring costs primarily related to involuntary workforce reduction costs of $2.8 million for approximately 350 employees, fixed asset write-downs of $202,000, and cancellation costs associated with fixed contractual obligations of $561,000. The amount accrued as of June 28, 2002 of $2.6 million will be substantially paid out by December 31, 2002.

We intend to continue our initiative to achieve more cost-efficient operations through the integration of our acquisition of PBN and evaluation of business operating levels in fiscal year 2003. Our overall restructuring initiative may result in additional restructuring expenses in amounts that have not yet been determined.

On February 11, 2002, we announced the closing of our Buenos Aires, Argentina, manufacturing facility. This action completed the final step of the integration of assets purchased from ADC in August 2001. The decision to close the Argentina manufacturing facility was a result of the process we began, as of the acquisition date, to address redundancy in the product lines and manufacturing capacity resulting from the acquisition. We substantially ceased manufacturing operations at this facility as of March 2002. Fair value adjustments for inventory and fixed assets of $5.0 million and exit costs of $2.9 million were accounted for as an adjustment to the allocation of the original purchase price and were recorded as additional goodwill. In addition, as a result of the substantial liquidation of the operation, we realized a translation loss of $617,000 related to the devaluation of the Argentine peso in the fourth quarter of fiscal year 2002.

In the fourth quarter of fiscal year 2002, we recorded an impairment charge of $13.6 million for goodwill and other intangible assets related to our acquisition of MobileForce in fiscal year 2001. The impairment was based upon a write-down of these assets to their estimated fair value, based upon the projected recoverability of these intangible assets through an analysis of expected future cash flows. In accordance with our ordinary business practices, projected future cash flows were discounted at a rate corresponding to our estimated cost of capital.

On June 25, 2002, Adelphia Communications (Adelphia), a major customer, filed a petition for protection under the federal bankruptcy statutes. As of June 28, 2002, the Company had outstanding accounts receivables of $44.9 million related to Adelphia and affiliated companies. A charge-off to bad debts of $44.9 million was recorded as of June 28, 2002, due to management's assessment that these accounts receivables are likely not recoverable. This charge is included in selling and administrative expense in the consolidated statements of operations.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of the Company's consolidated financial statements requires management to make estimates, assumptions, and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the applicable period. Management bases its estimates, assumptions and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates, assumptions, and judgments.

The critical accounting policies requiring estimates, assumptions, and judgments that we believe have the most significant impact on our consolidated financial statements are:

   .   Revenue recognition

   .   Allowances for doubtful accounts

   .   Valuation of inventories

   .   Valuation of goodwill, other intangible assets and long-lived assets

   .   Restructuring costs

   .   Warranty liabilities

   .   Accounting for income taxes

Different assumptions and judgments would change estimates used in the preparation of our consolidated financial statements, which, in turn, could change the results from those reported.

Revenue Recognition. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the sale price is fixed and determinable, and collectibility is reasonably assured. Our revenues derive principally from equipment sales, which are generally recognized when the equipment has been shipped. Service revenues, consisting of system design, field services, and other consulting engagements, are generally recognized as services are rendered in accordance with the terms of contracts. For our software licensing arrangements involving multiple elements, revenue is allocated to each element based on vendor specific objective evidence of fair values of the elements. License revenue allocated to software products, under certain terms and conditions, is recognized upon the delivery of the software products. For certain of our software license arrangements where professional services are being provided that are deemed to be essential to the functionality or are for significant production, modification, or customization of the software product, both the software product revenue and the professional service revenue are recognized on the completed-contract method as the arrangements represent our initial installations, and the Company does not have the ability to reasonably estimate contract costs at the inception of the contracts. Under the completed-contract method, revenue is recognized when the contract is complete, and all direct costs and related revenues are deferred until that time. The entire amount of an estimated loss on a contract is accrued at the time a loss on a contract is projected. Revenue recognition in each period is dependent on application of these accounting policies.

Allowances for Doubtful Accounts. We establish a general allowance for doubtful accounts based on credit profiles of our customers, current economic trends, contractual terms and conditions, and historical payment experience. In addition, we establish allowances to charge-off specifically identified doubtful accounts for the amount deemed worthless when a loss is deemed to be both probable and estimable. In the event that we have an unexpected problem collecting from one of our major customers and our actual bad debts differ from these estimates, or we adjust these estimates in future periods, our established reserves may be insufficient and recognition of additional reserves could materially affect our operating results and financial position.

Valuation of Inventories. Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out method. We establish provisions for excess and obsolete inventories after evaluation of historical sales and usage, current economic trends, forecasted sales, product lifecycles, and current inventory levels. This evaluation requires us to make estimates regarding future events in an industry where rapid technological changes are prevalent. In the event that we adjust our estimates, such as forecasted sales and expected product lifecycles, the value of our inventory may be under or overstated and recognition of such under or overstatement will affect our cost of sales in a future period, which could materially affect our operating results and financial position.

Valuation of Goodwill, Other Intangible Assets and Other Long-lived Assets. We assess goodwill, other intangible assets, and other long-lived assets for recoverability whenever events or changes in circumstances indicate that their carrying value may not be recoverable through the estimated undiscounted future cash flows resulting from the use of the assets. When we determine that the carrying value of goodwill, other intangible assets, and other long-lived assets may not be recoverable, we measure any impairment by using the projected discounted cash flow method to determine fair value with a discount rate we determine to be commensurate with the risk inherent in our current business. When impairment is determined, it is recorded as a charge against earnings in the period when recognized.

Restructuring Costs. In accordance with the provisions of Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" and Staff Accounting Bulletin No. 100, "Restructuring and Impairment Charges," we record restructuring costs when the Company commits to an exit plan and significant changes to the exit plan are not likely. We estimate the future amounts to be incurred as a result of an exit plan and record the amounts as a charge against earnings. For additional information regarding restructuring costs, refer to Note C of our consolidated financial statements. Revisions to our estimates could result in an additional charge to earnings or a reversal of previous recorded charges, which could materially impact our operating results and financial position in future periods if anticipated events and key assumptions change.

Warranty Liabilities. We warranty our products against defects in materials and workmanship, generally for three to five years, depending upon product lines. A provision for estimated future costs relating to warranty activities is recorded when the product is shipped, based upon our historical experience. In addition, the recorded amount is adjusted for specifically identified warranty exposures. In the event that our historical claims experience changes or our estimates relating to probable losses resulting from specifically identified warranty exposure change, our reserves may not be sufficient and a charge against future cost of sales may materially affect our operating results and financial position.

Accounting for Income Taxes. We estimate our income taxes for each of the jurisdictions in which we operate. This involves estimating our actual current income tax payable and assessing temporary differences resulting from differing treatment of items, such as reserves and accruals, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Significant management judgment is required for purposes of assessing our ability to realize any future benefit from our deferred tax assets. In the event that actual results differ from these estimates or we adjust these estimates in future periods, our operating results and financial position could be materially affected.

Results of Operations

The Company's consolidated statements of operations from continuing operations for fiscal years 2002, 2001, and 2000 as a percentage of net sales, are as follows:

                                                                     Year Ended
                                                             -------------------------
                                                             June 28, June 29, June 30,
                                                               2002     2001     2000
                                                             -------- -------- --------
Net sales...................................................  100.0%   100.0%   100.0%
Cost of sales...............................................   70.6     79.6     73.6
                                                              -----    -----    -----
Gross margin................................................   29.4     20.4     26.4
Operating expenses:
   Selling and administrative...............................   35.1     13.9     11.8
   Research and product development.........................   10.2      7.8      5.6
   Amortization of goodwill and other intangibles...........    3.2       .7       .1
   Goodwill and other intangible asset impairment charges...    5.1       --       --
   Acquired in-process technology charge....................     .3       .7       --
   Merger and restructuring costs...........................    1.0      4.9      3.2
                                                              -----    -----    -----
       Total operating expenses.............................   54.9     28.0     20.7
                                                              -----    -----    -----
Income (loss) from continuing operations....................  (25.5)    (7.6)     5.7
   Interest and other income (expense), net.................    1.0      1.8      1.4
                                                              -----    -----    -----
Income (loss) from continuing operations before income taxes  (24.5)    (5.8)     7.1
Income tax expense (benefit)................................   (8.7)    (2.3)     2.0
                                                              -----    -----    -----
Income (loss) from continuing operations....................  (15.8)%   (3.5)%    5.1%
                                                              =====    =====    =====

Fiscal 2002 Compared to Fiscal 2001

Net Sales. Net sales increased by 19% to $265.7 million in fiscal year 2002 from $223.3 million in fiscal year 2001. Broadband Communications Products segment sales increased by 23% to $224.3 million in fiscal year 2002 from $181.9 million in fiscal year 2001. Demand increased from both domestic and international cable operators compared to a year ago when broadband communications products sales declined as a result of a sharp slowdown of capital spending in the telecommunications industry. In general, we believe increased spending for network system upgrades during the year was driven by requirements for higher bandwidth products to support new two-way services. Contributing to the sales growth were incremental sales resulting from our acquisition of certain assets of ADC, primarily for optical product lines. The Company continues to see shifts in product requirements to optical products from radio frequency amplifiers, including digital technology, for transporting voice, video, and data. Optical product sales were $113.8 million in fiscal year 2002, compared to $33.0 million in fiscal year 2001. Sales of radio frequency amplifiers decreased 26%, to $110.5 million in fiscal year 2002 from $148.9 million in fiscal year 2001. Broadband Network Services segment sales remained relatively flat at $38.1 million in fiscal year 2002 compared to $38.8 million in fiscal year 2001. Sales were primarily attributable to technical services performed in our customers' plants, including system sweep, reverse path activation, ingress mitigation, node certification, and system maintenance. Broadband Management Solutions segment sales also remained relatively flat at $3.3 million in fiscal year 2002 compared to $2.7 million in fiscal year 2001. Sales were primarily attributable to mobile workforce software licenses and professional services.

Domestic sales increased by 19% to $232.1 million in fiscal year 2002 from $194.7 million in fiscal year 2001. This increase resulted primarily from an increase in Broadband Communications Products segment sales, due to the increased capital spending by certain domestic multiple system operators
(MSOs). Included in the domestic
sales for fiscal year 2002, were $78.5 million of sales to Adelphia. On June 25, 2002, Adelphia filed a petition for protection under the federal bankruptcy statutes, and as such, we do not anticipate any significant new orders in the near term from Adelphia. Total domestic sales were 87% of consolidated net sales for both fiscal years 2002 and 2001.

International sales increased by 18% to $33.6 million in fiscal year 2002 from $28.6 million in fiscal year 2001. The increase resulted from an increase in Broadband Communications Products segment sales in Europe, Asia, and Latin America during the year. As a result of our acquisition of certain assets and operations of ADC, we benefited from expansion of our customer base in Europe and added an operation in Klagenfurt, Austria. This operation includes manufacturing, engineering, sales and administrative support activities to provide localized versions of products and services to customers in Europe. We expect the demand for our products in international markets will continue to be highly variable. The international markets represent distinct markets in which capital spending decisions for hybrid fiber coax network distribution equipment can be affected by a variety of factors, including access to financing and general economic conditions. Our total international sales were 13% of consolidated net sales for both fiscal years 2002 and 2001.

Gross Margin. Gross margin was 29.4% in fiscal year 2002, compared to 20.4% in fiscal year 2001. For the Broadband Communications Products segment, gross margin was 31.6% in fiscal year 2002, compared to 19.7% in fiscal year 2001. The improvement in Broadband Communications Products segment gross margin was due primarily to product mix, which included higher sales of optical products which typically carry higher gross margins than radio frequency products, and improvements in our cost structure as a result of manufacturing consolidation efforts which began in the last half of fiscal year 2001. For the Broadband Network Services segment, gross margin was 23.8% in fiscal year 2002, compared to 24.1% in fiscal year 2001. The decrease in Broadband Network Services segment gross margin was due primarily to services mix. Broadband Management Solutions segment, gross margin was (58.0%) in fiscal year 2002, compared to 14.8% in fiscal year 2001. Broadband Management Solutions segment gross margin was impacted negatively by increased costs associated with employees that support the deployment of network services management and mobile workforce management solutions which are included in cost of sales. We anticipate that our future gross margin will continue to be affected by many factors, including sales mix, competitive pricing, the timing of new product introductions, and manufacturing volumes.

Selling and Administrative. Selling and administrative expenses were $93.3 million (35.1% of net sales) in fiscal year 2002, compared to $31.0 million (13.9% of net sales) in fiscal year 2001. Included in selling and administrative expense for fiscal year 2002 was bad debt expense of $47.3 million, which includes $44.9 million for a specific charge-off of accounts receivables from Adelphia Communications and affiliates, and $2.4 million related to customers in Latin America, where economic conditions affected the collection of certain outstanding accounts receivable. Selling and administrative expenses also increased during fiscal year 2002 due to personnel costs and administrative expenses related to our acquisitions of MobileForce Technologies Inc. (MobileForce) in April 2001, and certain operations of ADC in August 2001. In addition, costs associated with the implementation of a fully integrated enterprise resource planning (ERP) system were incurred during fiscal year 2002. The ERP system is a software-based management tool that will simplify and standardize business processes such as financial systems, manufacturing and purchasing, product development, and customer relationship management. Costs of $1.9 million related to business process reengineering activities and training associated with this project were expensed as incurred in fiscal year 2002. Implementation of the system was substantially complete as of June 28, 2002.

Research and Product Development.   Research and product development expenses
were $27.1 million (10.2% of net sales) in fiscal year 2002, compared to $17.4 million (7.8% of net sales) in fiscal year 2001. Research and product development expenses in the Broadband Communications Products segment were $17.9 million for fiscal year 2002, compared to $10.1 million for fiscal year 2001. The increase was primarily due to higher personnel costs resulting from inclusion of certain operations of ADC and additional expenses for the development of optical products. Research and product development expenses in the Broadband Management Solutions segment were $8.3 million in fiscal year 2002, compared to $6.7 million for fiscal year 2001. The increase was primarily due to higher personnel costs resulting from our acquisition of MobileForce in April 2001 and additional expenses for the development of mobile workforce management software solutions. Other research and product development expenses, not charged to segments, were $900,000 in fiscal year 2002, compared to $600,000 in fiscal year 2001. The increase was primarily due to higher personnel and other costs associated with technology investigation and oversight functions. We anticipate continuing investments in research and product development expenses in future periods related to ongoing initiatives in the development of optical products and network services management and mobile workforce software capabilities.

Operating Income (Loss) By Segment.   Operating loss (excluding unallocated
items) for the Broadband Communications Products segment in fiscal year 2002 was $8.5 million, compared to operating income of $15.2 million in fiscal year 2001. The decrease in operating income for fiscal year 2002 was primarily attributable to bad debt expense of $40.1 million related to Adelphia and Latin American customers during the year. Operating loss (excluding unallocated items) for the Broadband Network Services segment in fiscal year 2002 was $3.0 million, compared to operating income of $4.1 million in fiscal year 2001. The operating loss for fiscal year 2002 derives primarily from a charge to bad debt expense of $7.2 million related to Adelphia. Operating loss (excluding unallocated items) for the Broadband Management Solutions segment in fiscal year 2002 was $19.1 million, compared to a loss of $8.3 million in fiscal year 2001. The increased operating loss for fiscal year 2002 derives primarily from investment and development costs associated with our network services management products, as well as operating costs, including amortization of acquired intangible assets related to our MobileForce acquisition in April 2001.

Interest and Investment Income.   Interest expense was $146,000 in fiscal year
2002, compared to $109,000 in fiscal year 2001. The increase in interest expense in fiscal year 2002 resulted primarily from interest on certain long-term obligations.

Investment income was $1.8 million in fiscal year 2002, compared to $7.4 million in fiscal year 2001. The decrease in investment income resulted from reduced investment balances compared to fiscal year 2001 and lower interest rates.

Other Income (Expense), Net.   Other income, net was $1.1 million in fiscal
year 2002, compared to other expense, net of $3.4 million in fiscal year 2001. Other income, net for fiscal year 2002 included $1.6 million for a gain related to the fair value of a foreign exchange forward contract, and $923,000 for net foreign currency transaction gains during the period. This was offset by a provision for impairment of a note receivable of $1.3 million from a third party. In fiscal year 2001, other expense primarily was comprised of a $3.5 million write-off of a long-term investment.

Income Taxes.   Our overall effective income tax rate was (35.6%) for fiscal year 2002, compared to (39.8%) for fiscal year 2001. The effective income tax rate for fiscal year 2002 reflects the impact of U.S. federal, foreign and state income taxes and changes in the valuation allowance for deferred taxes. The lower effective income tax rate for fiscal year 2002 resulted primarily from an increase in the valuation allowance of $2.9 million related to the tax benefits of losses in foreign jurisdictions and for state income tax purposes that may not be realized. In addition, fluctuations in the effective income tax rate from period to period reflect changes in permanent differences, non-deductible amounts, the relative profitability related to U.S. versus non-U.S. operations and the differences in statutory tax rates by jurisdiction.

Fiscal 2001 Compared to Fiscal 2000

Net Sales.   Net sales decreased by 21% to $223.3 million in fiscal year 2001 from $283.3 million in fiscal year 2000. Broadband Communications Products segment sales decreased by 25% to $181.9 million in fiscal year 2001 from $241.4 million in fiscal year 2000. The decline in Broadband Communications Products segment sales reflected the sharp slowdown of capital spending in the telecommunications industry that began in the latter part of calendar year 2000, resulting from several factors, including high customer on-hand inventory levels, delays in construction schedules for hybrid fiber coax network system build-outs, customer consolidation, and lack of access to financing. Broadband Network Services segment sales remained relatively flat at $38.8 million in fiscal year 2001 compared to $38.9 million in fiscal year 2000. Sales were primarily attributable to technical services performed in our customers' plants, including system sweep, reverse path activation, ingress mitigation, node certification, and system maintenance. Broadband Management Solutions segment sales decreased slightly to $2.7 million in fiscal year 2001 compared to $3.0 million in fiscal year 2000.

Domestic sales decreased by 23% to $194.7 million in fiscal year 2001 from $252.3 million in fiscal year 2000. This decline resulted primarily from a decrease in Broadband Communications Products segment sales, due to the slowdown in capital spending by certain domestic multiple system operators
(MSOs). Total domestic sales were 87% of net sales for fiscal year 2001, as compared to 89% for fiscal year 2000.

International sales decreased by 8% to $28.6 million in fiscal year 2001 from $31.0 million in fiscal year 2000. This decrease was principally caused by a decline in Broadband Communications Products segment sales to a major customer in Canada. Our total international sales were 13% of consolidated net sales in fiscal year 2001, as compared to 11% for fiscal year 2000.

Gross Margin.   Gross margin was 20.4% in fiscal year 2001, compared to 26.4%
in fiscal year 2000. For the Broadband Communications Products segment, gross margin was 19.7% in fiscal year 2001, compared to 27.9% in fiscal year 2000. In fiscal year 2001, Broadband Communications Products gross margin was negatively impacted from under-absorbed manufacturing overhead resulting from lower production volumes and increased operating reserves for excess and obsolete inventories and warranty costs for equipment upgrades and replacements. Additions to the inventory reserve were $10.6 million in fiscal year 2001, compared to $2.2 million in fiscal year 2000. The increase was necessary due to the slowdown in spending in the telecommunications industry. For the Broadband Network Services segment, gross margin was 24.1% in fiscal year 2001, compared to 17.7% in fiscal year 2000. The improvement in gross margin in the Broadband Network Services segment was due primarily to services mix. The gross margin in the Broadband Management Solutions segment was 14.8% in fiscal year 2001, compared to 15.3% in fiscal year 2000. The decrease in Broadband Management Solutions segment gross margin was due to lower margins on providing high-speed data help desk services during the period.

Selling and Administrative.   Selling and administrative expenses were $31.0
million (13.9% of net sales) in fiscal year 2001, compared to $33.5 million (11.8% of net sales) in fiscal year 2000. The decrease in fiscal year 2001 was primarily due to steps taken to reduce selling and administrative expenses, including personnel and other operating costs, to obtain a more favorable cost structure.

Research and Product Development.   Research and product development expenses
were $17.4 million (7.8% of net sales) in fiscal year 2001, compared to $16.0 million (5.6% of net sales) in fiscal year 2000. Research and product development expenses in the Broadband Communications Products segment were $10.1 million for fiscal year 2001, compared to $9.0 million for fiscal year 2000. The increase in fiscal year 2001 derives from higher personnel costs and additional expenses primarily for the development of fiber optic transmission products. Research and product development expenses in the Broadband Management Solutions segment were $6.7 million in fiscal year 2001, compared to $5.6 million for fiscal year 2000. The increase in fiscal year 2001 derives from higher personnel costs resulting from our acquisition of MobileForce in April 2001, and additional expenses related to continued development in network services management capabilities. Other research and product development expenses, not charged to segments, were $600,000 in fiscal year 2002, compared to $1.4 million in fiscal year 2001. The decrease was primarily due to reduced personnel and other costs associated with technology investigation and oversight functions.

Operating Income (Loss) By Segment.   Operating income (excluding unallocated
items) for the Broadband Communications Products segment in fiscal year 2001 was $15.2 million, compared to $41.7 million in fiscal year 2000. The decrease in operating income for fiscal year 2001 was primarily attributable to decreased volume and lower gross margins. Operating income (excluding unallocated items) for the Broadband Network Services segment in fiscal year 2001 was $4.1 million, compared to $3.4 million in fiscal year 2000. The increase in operating income for fiscal year 2001 was primarily attributable to higher gross margins. Operating loss (excluding unallocated items) for the Broadband Management Solutions segment in fiscal year 2001 was $8.3 million, compared to $5.2 million in fiscal year 2000. The increased loss for fiscal year 2001 derives primarily from increased investment and development costs associated with our network management products, as well as operating costs, including amortization of acquired intangible assets related to our acquisition of MobileForce.

Interest and Investment Income.   Interest expense was $109,000 in fiscal year
2001, compared to $814,000 in fiscal year 2000. The decrease in interest expense in fiscal year 2001 resulted from reductions of borrowings on short-term credit facilities and a decrease in the amortization related to the fair market value of warrants issued in fiscal year 1999 in connection with certain debt financing arrangements by Silicon Valley Communications, Inc., an entity acquired by the Company in a pooling-of-interest transaction in September 1999.

Investment income was $7.4 million in fiscal year 2001, compared to $4.9 million in fiscal year 2000. The increase in investment income in fiscal year 2001 resulted from investing the net proceeds received in a follow-on public offering completed on November 12, 1999, in short-term investments.

Other Expense, Net.   Other expense, net was $3.4 million in fiscal year 2001,
compared to $202,000 in fiscal year 2000. The increase in other expense, net for fiscal year 2001 resulted primarily from a charge of $3.5 million for the impairment of a long-term investment.

Income Taxes.   Our overall effective income tax rate was (39.8%) for fiscal year 2001, compared to 27.6% for fiscal year 2000. The effective income tax rate for fiscal year 2001 reflects the impact of U.S. federal, foreign and state income taxes and changes in the valuation allowance for deferred taxes. The lower effective income tax rate for fiscal year 2000 resulted primarily from an adjustment to the valuation allowance on deferred tax assets related to certain tax benefits from the acquisitions of Convergence and SVCI, and was offset partially by permanent differences for non-deductible business combination costs incurred with the mergers with Convergence, SVCI and Worldbridge Broadband Services, Inc. (Worldbridge).

Liquidity and Capital Resources

As of June 28, 2002, cash and cash equivalents and short-term investments totaled $111.9 million, up from $100.9 million at June 29, 2001. The increase in cash and cash equivalents resulted primarily from net proceeds received from the follow-on public offering of common stock completed in February 2002, whereby 3,450,000 shares of our common stock were sold at a price of $16.00 per share. This offering resulted in net proceeds (after deducting issuance costs) to the Company of $52.2 million.

Net cash used in operating activities was $11.0 million in fiscal year 2002, compared with cash provided by operations of $9.1 million in fiscal year 2001. The increase in net cash used in operating activities during fiscal year 2002 was due primarily to the increased net loss incurred during the year, reductions in accrued liabilities, and increases in deferred income taxes. These changes were partially offset by lower inventories and higher accounts payables.

Net cash used in investing activities was $20.2 million in fiscal year 2002, compared to cash provided by investing activities of $19.8 million in fiscal year 2001. The increase in cash used in investing activities in fiscal year 2002 was primarily due to utilizing $26.5 million of cash for acquisitions, $11.2 million to purchase marketable securities and other short-term investments, as well as $8.0 million to purchase property, plant and equipment during the year. These were offset partially by proceeds of $24.2 million from the sale of marketable securities and other short-term investments in fiscal year 2002.

Net cash provided by financing activities was $54.4 million in fiscal year 2002, compared to cash used in financing activities of $36.4 million in fiscal year 2001. The increase in cash provided by financing activities for fiscal year 2002 resulted primarily from net proceeds in the amount of $52.2 million received from our follow-on public offering of common stock in February 2002 and proceeds from the exercise of employee stock options and warrants. This was offset by cash used for the purchase of treasury stock of $3.1 million in fiscal year 2002, compared to $23.9 million in fiscal year 2001. Our stock repurchase program allows for a total of 4,000,000 shares to be purchased. Shares may be purchased from time to time in the open market through block or privately negotiated transactions, or otherwise. We intend to use our currently available capital resources to fund the purchases. The repurchased stock is held by us as treasury stock to be used to meet our obligations under our present and future stock option plans and for other corporate purposes. As of June 28, 2002, 2,393,590 shares had been repurchased under the current stock repurchase program. Total shares held as treasury stock were 3,629,506 as of June 28, 2002. Our other financing activities consisted primarily of payments on short-term and long-term debt.

On February 26, 2002, we entered into a new credit agreement with a bank. Under the new credit agreement, $7.5 million is available as a revolving line-of-credit, subject to an aggregate sub-limit of $5.0 million for issuance of letters of credit. The credit agreement is committed through September 30, 2002. Borrowings under the credit agreement bear interest at various rates, at our option. The Company is subject to a quarterly minimum net worth and liquidity test. As a consequence of the operating loss incurred in the fourth quarter of fiscal year 2002, the Company would not have been in compliance with the minimum net worth test, and received a waiver with respect to this covenant as of June 28, 2002. As of June 28, 2002, we had no borrowings outstanding under the credit agreement and had established letters of credit of $2.4 million outstanding related to our workers' compensation programs and customer obligations.

Information regarding our contactual obligations are as follows:

                                          Expected Cash Payments by Fiscal Year
                                        ---------------------------------------
                                                                      2007 and
                                         2003    2004    2005   2006   Beyond
                                        ------  ------  ------  ----  --------
                                                  (in thousands)
     Contractual Obligations:
     Long-term debt.................... $  633  $  260  $  209  $169    $625
     Operating leases..................  2,954   1,744   1,185   580     326
                                        ------  ------  ------  ----    ----
     Total contractual cash obligations $3,587  $2,004  $1,394  $749    $951
                                        ======  ======  ======  ====    ====

Information regarding our commitments are as follows:

                                            Amount of Commitments Expiration by
                                                     Fiscal Year
                                            -----------------------------------
                                                                      2007 and
                                             2003   2004  2005  2006   Beyond
                                            ------  ----  ----  ----  --------
                                                    (in thousands)
     Other Commitments:
     Standby letters of credit............. $2,060  $370  $--   $--     $--
                                            ------  ----  ---   ---     ---
     Total commitments..................... $2,060  $370  $--   $--     $--
                                            ======  ====  ===   ===     ===

We believe that current cash and cash equivalents and short-term investment balances, which include the proceeds from our follow-on offering in February 2002, our expected federal income tax refund, as well as an anticipated extension of the commitment period for borrowing capacity under the credit agreement discussed above will be adequate to cover operating cash requirements and cash required for the acquisition of PBN over the next 6 to 12 months. However, we still may find it necessary or desirable to seek other sources of financing to support our capital needs and provide available funds for working capital, or financing strategic initiatives, including acquiring or investing in complementary businesses, products, services, or technologies. Among alternatives that we believe are available as an additional source of financing is a fully-secured revolving line of credit; however, we cannot offer any assurance that this source will be available on favorable terms.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" (Statement 141). Statement 141 addresses financial accounting and reporting for business combinations and requires that all business combinations within the scope of Statement 141 be accounted for using only the purchase method. Statement 141 is applicable for all business combinations initiated after June 30, 2001.

Also in June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" (Statement 142). Statement 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. Statement 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to Be Disposed Of" (Statement 121).

The Company was required to adopt the provisions of Statement 141 as of July 2001, and adopted Statement 142 effective June 29, 2002. Goodwill and intangible assets determined to have an indefinite useful life acquired in purchase business combinations completed after June 30, 2001, but before Statement 142 is adopted in full, will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. In connection with Statement 142's transitional goodwill impairment evaluation, the Statement will require us to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, we must identify our reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. We will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit, an indication exists that the reporting unit goodwill may be impaired and we must perform the second step of the transitional impairment test. In the second step, we must compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill, both of which would be measured as of the date of adoption. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with Statement 141. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in our consolidated statement of operations.

As of the date of adoption, we had unamortized goodwill in the amount of $7.2 million and unamortized identifiable intangible assets in the amount of $1.6 million that will be subject to the transition provisions of Statement 142. Because of the extensive effort needed to comply with adopting Statement 142, it is not practicable to reasonably estimate the impact of adopting Statement 142 on our financial statements at the date of this report, including whether we will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.

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

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (Statement 146), which replaces Emerging Issues Task Force No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (including Certain Costs Incurred in a Restructuring)." Statement 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The provisions of Statement 146 are effective for exit or disposal activities that are initiated after December 31, 2002.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact the financial position, results of operations, or cash flow of the Company due to adverse changes in market prices, foreign currency exchange rates, and interest rates. The Company is exposed to market risk because of changes in foreign currency exchange and interest rates, and changes in the fair market value of its marketable securities portfolios.

The Company is exposed to foreign currency exchange rate risks inherent in our sales commitments, anticipated sales, and assets and liabilities denominated in currencies other than the United States dollar. As of June 28, 2002, the Company had one outstanding foreign exchange forward contract in the notional amount of 80 million Euros. The Company was using this contract as an economic hedge of the forecasted purchase price of PBN. SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," prohibits the use of hedge accounting for forecasted transactions of a business combination. Therefore, the Company recorded the fair value of the foreign exchange forward contract in the amount of $1.6 million as a component of other income (expense), net in the consolidated statements of operations as of June 28, 2002, based on quoted market prices. This contract matured on August 21, 2002. As a result, a reduction in the fair value of the contract at the time of settlement will be recorded during the quarter ending September 27, 2002 resulting in a loss of $1.6 million.

The Company does not use derivative instruments in its marketable securities portfolio. The Company classifies its investments in its marketable securities portfolio as either available-for-sale or trading, and records them at fair value. For the Company's available-for-sale securities, unrealized holding gains and losses are excluded from income and are recorded directly to shareholders' equity in accumulated other comprehensive income (loss), net of related deferred income taxes. For the Company's trading securities, unrealized holding gains and losses are included in the statement of operations in the period they arise. Changes in interest rates are not expected to have a material adverse effect on our financial condition or results of operations.

Item 8.   Financial Statements and Supplementary Data

Consolidated financial statements of C-COR.net Corp. meeting the requirements of Regulation S-X are filed on the following pages of this Item 8 of this Annual Report on Form 10-K, as listed below:

                                                                          Page
                                                                          -----
Independent Auditors' Report.............................................    31

Consolidated Balance Sheets as of June 28, 2002 and June 29, 2001........    32

Consolidated Statements of Operations for the Fiscal Years Ended
  June 28, 2002, June 29, 2001 and June 30, 2000.........................    33

Consolidated Statements of Cash Flows for the Fiscal Years Ended
  June 28, 2002, June 29, 2001 and June 30, 2000.........................    34

Consolidated Statements of Shareholders' Equity for the Fiscal Years
  Ended June 28, 2002, June 29, 2001 and June 30, 2000...................    35

Notes to Consolidated Financial Statements............................... 36-62

                         Independent Auditors' Report

The Board of Directors and Stockholders
C-COR.net Corp.:

We have audited the accompanying consolidated balance sheets of C-COR.net Corp. and subsidiaries as of June 28, 2002 and June 29, 2001, and the related consolidated statements of operations, cash flows, and shareholders' equity for each of the fiscal years in the three-year period ended June 28, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of C-COR.net Corp. and subsidiaries as of June 28, 2002 and June 29, 2001, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended June 28, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note A to the consolidated financial statements, effective July 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and certain provisions of SFAS No. 142, "Goodwill and Other Intangible Assets," as required for goodwill and intangible assets resulting from business combinations consummated after June 30, 2001. Also as discussed in Note A to the consolidated financial statements, effective June 30, 2001, the Company adopted the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities."


                                [LOGO] KPMG LLP

Harrisburg, Pennsylvania
August 9, 2002, except as to Note U,
  which is as of September 16, 2002

                                C-COR.net Corp.

                          Consolidated Balance Sheets
                (In thousands, except share and per share data)

                                                                                    June 28,  June 29,
                                                                                      2002      2001
                                                                                    --------  --------
                                      ASSETS
Current assets
Cash and cash equivalents.......................................................... $111,858  $ 87,891
Marketable securities..............................................................        2    13,002
Accounts and notes receivables, less allowance of $4,728 in 2002 and $1,565 in 2001   27,582    26,167
Inventories........................................................................   39,084    34,809
Refundable income taxes............................................................   10,425     6,946
Deferred taxes.....................................................................   18,715    12,250
Other current assets...............................................................    6,018     3,220
                                                                                    --------  --------
       Total current assets........................................................  213,684   184,285
Property, plant and equipment, net.................................................   24,701    21,609
Intangible assets, net.............................................................    8,843    22,994
Deferred taxes.....................................................................   20,549     6,851
Other long-term assets.............................................................    3,046     2,966
                                                                                    --------  --------
       Total assets................................................................ $270,823  $238,705
                                                                                    ========  ========
                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable................................................................... $ 15,333  $ 12,723
Accrued liabilities................................................................   32,991    18,297
Current portion of long-term debt..................................................      633       264
                                                                                    --------  --------
       Total current liabilities...................................................   48,957    31,284
Long-term debt, less current portion...............................................    1,263     1,501
Other long-term liabilities........................................................    2,005     2,011
                                                                                    --------  --------
       Total liabilities...........................................................   52,225    34,796
                                                                                    --------  --------
Commitments and contingent liabilities

Shareholders' equity
Preferred stock, no par value; authorized shares of 2,000,000; none issued.........       --        --
Common stock, $.05 par value; authorized shares of 100,000,000; issued shares of
  39,945,219 in 2002 and 35,629,737 in 2001........................................    1,997     1,781
Additional paid-in capital.........................................................  263,936   205,154
Accumulated other comprehensive income (loss)......................................      546      (131)
Retained earnings (accumulated deficit)............................................  (13,622)   28,302
Treasury stock at cost, 3,629,506 shares in 2002 and 3,160,516 shares in 2001......  (34,259)  (31,197)
                                                                                    --------  --------
       Shareholders' equity........................................................  218,598   203,909
                                                                                    --------  --------
       Total liabilities and shareholders' equity.................................. $270,823  $238,705
                                                                                    ========  ========

         See accompanying notes to consolidated financial statements.

                                C-COR.net Corp.

                     Consolidated Statements of Operations
                     (In thousands, except per share data)

                                                                             Fiscal Year Ended
                                                                       ----------------------------
                                                                       June 28,  June 29,  June 30,
                                                                         2002      2001      2000
                                                                       --------  --------  --------
Net sales............................................................. $265,651  $223,295  $283,262
Cost of sales.........................................................  187,534   177,668   208,376
                                                                       --------  --------  --------
Gross margin..........................................................   78,117    45,627    74,886
Operating expenses:
   Selling and administrative.........................................   93,255    31,011    33,477
   Research and product development...................................   27,089    17,399    16,003
   Amortization of goodwill and other intangibles.....................    8,340     1,536       273
   Goodwill and other intangible asset impairment charges.............   13,642        --        --
   Acquired in-process technology charge..............................      870     1,500        --
   Merger and restructuring costs.....................................    2,660    11,031     9,045
                                                                       --------  --------  --------
       Total operating expenses.......................................  145,856    62,477    58,798
Income (loss) from operations.........................................  (67,739)  (16,850)   16,088
Interest expense......................................................     (146)     (109)     (814)
Investment income.....................................................    1,750     7,374     4,901
Other income (expense), net...........................................    1,059    (3,406)     (202)
                                                                       --------  --------  --------
Income (loss) before income taxes.....................................  (65,076)  (12,991)   19,973
Income tax expense (benefit)..........................................  (23,152)   (5,164)    5,512
                                                                       --------  --------  --------
Income (loss) from continuing operations..............................  (41,924)   (7,827)   14,461
Discontinued operations:
   Gain on disposal of discontinued business segment, net of tax......       --       177     1,063
                                                                       --------  --------  --------
Net income (loss)..................................................... $(41,924) $ (7,650) $ 15,524
                                                                       ========  ========  ========
Net income (loss) per share--basic:
   Continuing operations.............................................. $  (1.24) $  (0.24) $   0.48
   Gain on disposal of discontinued operations........................     0.00      0.01      0.04
                                                                       --------  --------  --------
       Net income (loss).............................................. $  (1.24) $  (0.23) $   0.52
                                                                       ========  ========  ========
Net income (loss) per share--diluted:
   Continuing operations.............................................. $  (1.24) $  (0.24) $   0.43
   Gain on disposal of discontinued operations........................     0.00      0.01      0.03
                                                                       --------  --------  --------
       Net income (loss).............................................. $  (1.24) $  (0.23) $   0.46
                                                                       ========  ========  ========
Weighted average common shares and common share equivalents
   Basic..............................................................   33,710    32,905    30,039
   Diluted............................................................   33,710    32,905    33,968

         See accompanying notes to consolidated financial statements.

                                C-COR.net Corp.

                     Consolidated Statements of Cash Flows
                                (In thousands)

                                                                                                         Fiscal Year Ended
                                                                                                   ----------------------------
                                                                                                   June 28,  June 29,  June 30,
                                                                                                     2002      2001      2000
                                                                                                   --------  --------  --------
Operating Activities:
Net income (loss)................................................................................. $(41,924) $ (7,650) $ 15,524
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization.....................................................................   17,680    10,124     9,286
Write-off of long-term investment.................................................................       --     3,501        --
Write-off of intangibles and long-lived assets....................................................   14,512     6,023        --
Gain on disposal of discontinued operations, net of tax...........................................       --      (177)   (1,063)
Provision for deferred retirement salary plan.....................................................       14         4       309
Loss on sale of property, plant and equipment.....................................................      443       244       331
Incentive plan compensation expense...............................................................       --        --       369
Tax benefit deriving from exercise and sale of stock option shares................................    1,292     2,207     3,859
Changes in operating assets and liabilities, net of effect of acquisitions:
  Accounts and notes receivable...................................................................    2,619    23,294   (13,188)
  Inventories.....................................................................................   15,811    (3,049)   (8,195)
  Other assets....................................................................................   (4,227)   (5,618)     (538)
  Accounts payable................................................................................    1,812    (9,571)    4,920
  Accrued liabilities.............................................................................   (3,609)   (4,035)    2,983
  Deferred income taxes...........................................................................  (15,374)   (6,465)   (4,917)
  Discontinued operations--working capital changes and noncash charges............................       --       306     1,117
                                                                                                   --------  --------  --------
Net cash provided by (used in) operating activities...............................................  (10,951)    9,138    10,797
                                                                                                   --------  --------  --------
Investing Activities:
Purchase of property, plant and equipment.........................................................   (7,990)   (3,638)   (7,891)
Proceeds from the sale of property, plant and equipment...........................................    1,306        --        --
Proceeds from sale of marketable securities and other short-term investments......................   24,154    29,152        --
Purchase of marketable securities and other short-term investments................................  (11,154)       --   (41,709)
Investment in equity securities...................................................................       --        --    (3,501)
Acquisitions, net of cash acquired................................................................  (26,499)   (5,767)   (3,185)
Other.............................................................................................       --        54         8
                                                                                                   --------  --------  --------
Net cash provided by (used in) investing activities...............................................  (20,183)   19,801   (56,278)
                                                                                                   --------  --------  --------
Financing Activities:
Payment of debt and capital lease obligations.....................................................     (231)  (14,843)   (2,847)
Payments on short-term credit facilities, net.....................................................       --        --    (5,019)
Proceeds from issuance of common stock to employee stock purchase plan............................      201       143       130
Proceeds from exercise of stock options and stock warrants........................................    5,312     2,213     9,757
Proceeds from issuance of common stock, net.......................................................   52,193        --   133,311
Purchase of treasury stock........................................................................   (3,062)  (23,940)     (277)
                                                                                                   --------  --------  --------
Net cash provided by (used in) financing activities...............................................   54,413   (36,427)  135,055
                                                                                                   --------  --------  --------
Effect of exchange rate changes on cash...........................................................      688        --        --
                                                                                                   --------  --------  --------
Increase (decrease) in cash and cash equivalents..................................................   23,967    (7,488)   89,574
Cash and cash equivalents at beginning of fiscal year.............................................   87,891    95,379     5,805
                                                                                                   --------  --------  --------
Cash and cash equivalents at end of fiscal year................................................... $111,858  $ 87,891  $ 95,379
                                                                                                   ========  ========  ========
Supplemental cash flow information:
Non-cash investing and financing activities
  Fair value adjustment of available-for-sale securities.......................................... $    (11) $    (73) $     75
  Conversion of convertible preferred stock.......................................................       --        --    27,697
  Exercise of warrants............................................................................       --        --       247
  Retirement of treasury stock....................................................................       --        --       181

         See accompanying notes to consolidated financial statements.

                                C-COR.net Corp.

                Consolidated Statements of Shareholders' Equity
                                (In thousands)

                                                                                                Accumulated
                                                                                    Additional     Other
                                                     Comprehensive Preferred Common  Paid-in   Comprehensive   Unearned
                                                     Income (Loss)   Stock   Stock   Capital   Income (Loss) Compensation
                                                     ------------- --------- ------ ---------- ------------- ------------
Balance, June 25, 1999..............................               $ 24,304  $1,197  $ 22,416      $ (96)        $ --
Net income..........................................   $ 15,524          --      --        --         --           --
Other comprehensive income:
Net unrealized holding gains on marketable
 securities.........................................         75
Foreign currency translation loss...................         (9)
                                                       --------
Other comprehensive income..........................         66          --      --        --         66           --
                                                       --------
Comprehensive income................................   $ 15,590
                                                       ========
Shares issued for secondary public offering.........                     --     322   132,989         --           --
Conversion of preferred stock and retirement of
 treasury shares....................................                (24,304)    161    27,532         --           --
Exercise of stock options...........................                     --      45     6,227         --           --
Exercise of stock warrants..........................                     --      35     3,697         --           --
Tax benefit deriving from exercise and sale of stock
 option shares......................................                     --      --     3,859         --           --
Issue shares to employee stock purchase plan........                     --      --       130         --           --
Issue performance shares............................                     --       1       368         --           --
Issue restricted stock..............................                     --      --        22         --          (22)
Purchase of treasury stock for deferred compensation
 plan...............................................                     --      --        --         --           --
Amortization of unearned compensation expense.......                     --      --        --         --           14
                                                                   --------  ------  --------      -----         ----
Balance, June 30, 2000..............................                     --   1,761   197,240        (30)          (8)
Net loss............................................   $ (7,650)         --      --        --         --           --
Other comprehensive loss:
Net unrealized holding loss on marketable
 securities.........................................        (73)
Foreign currency translation loss...................        (28)
                                                       --------
Other comprehensive loss............................       (101)         --      --        --       (101)          --
                                                       --------
Comprehensive loss..................................   $ (7,751)
                                                       ========
Fair value of stock options assumed in acquisition..                     --      --     3,371         --           --
Exercise of stock options...........................                     --      17     1,637         --           --
Exercise of stock warrants..........................                     --       2       557         --           --
Tax benefit deriving from exercise and sale of stock
 option shares......................................                     --      --     2,207         --           --
Issue shares to employee stock purchase plan........                     --       1       142         --           --
Purchase of treasury stock..........................                     --      --        --         --           --
Purchase of treasury stock for deferred compensation
 plan...............................................                     --      --        --         --           --
Amortization of unearned compensation expense.......                     --      --        --         --            8
                                                                   --------  ------  --------      -----         ----
Balance, June 29, 2001..............................                     --   1,781   205,154       (131)          --
Net loss............................................   $(41,924)         --      --        --         --           --
Other comprehensive loss:
Net unrealized holding loss on marketable
 securities.........................................        (11)
Foreign currency translation gain...................        688
                                                       --------
Other comprehensive income..........................        677          --      --        --        677           --
                                                       --------
Comprehensive loss..................................   $(41,247)
                                                       ========
Shares issued for secondary public offering.........                     --     172    52,021         --           --
Exercise of stock options...........................                     --      43     5,232         --
Exercise of stock warrants..........................                     --      --        37         --           --
Tax benefit deriving from exercise and sale of stock
 option shares......................................                     --      --     1,292         --           --
Issue shares to employee stock purchase plan........                     --       1       200         --           --
Purchase of treasury stock..........................                     --      --        --         --           --
Purchase of treasury stock for deferred compensation
 plan...............................................                     --      --        --         --           --
                                                                   --------  ------  --------      -----         ----
Balance, June 28, 2002..............................               $     --  $1,997  $263,936      $ 546         $ --
                                                                   ========  ======  ========      =====         ====

                                                       Retained
                                                       Earnings
                                                     (Accumulated Treasury
                                                       Deficit)    Stock
                                                     ------------ --------
Balance, June 25, 1999..............................   $ 20,605   $ (7,161)
Net income..........................................     15,524         --
Other comprehensive income:
Net unrealized holding gains on marketable
 securities.........................................
Foreign currency translation loss...................

Other comprehensive income..........................         --         --

Comprehensive income................................

Shares issued for secondary public offering.........         --         --
Conversion of preferred stock and retirement of
 treasury shares....................................       (177)       181
Exercise of stock options...........................         --         --
Exercise of stock warrants..........................         --         --
Tax benefit deriving from exercise and sale of stock
 option shares......................................         --         --
Issue shares to employee stock purchase plan........         --         --
Issue performance shares............................         --         --
Issue restricted stock..............................         --         --
Purchase of treasury stock for deferred compensation
 plan...............................................         --       (277)
Amortization of unearned compensation expense.......         --         --
                                                       --------   --------
Balance, June 30, 2000..............................     35,952     (7,257)
Net loss............................................     (7,650)        --
Other comprehensive loss:
Net unrealized holding loss on marketable
 securities.........................................
Foreign currency translation loss...................

Other comprehensive loss............................         --         --

Comprehensive loss..................................

Fair value of stock options assumed in acquisition..         --         --
Exercise of stock options...........................         --         --
Exercise of stock warrants..........................         --         --
Tax benefit deriving from exercise and sale of stock
 option shares......................................         --         --
Issue shares to employee stock purchase plan........         --         --
Purchase of treasury stock..........................         --    (23,919)
Purchase of treasury stock for deferred compensation
 plan...............................................         --        (21)
Amortization of unearned compensation expense.......         --         --
                                                       --------   --------
Balance, June 29, 2001..............................     28,302    (31,197)
Net loss............................................    (41,924)        --
Other comprehensive loss:
Net unrealized holding loss on marketable
 securities.........................................
Foreign currency translation gain...................

Other comprehensive income..........................         --         --

Comprehensive loss..................................

Shares issued for secondary public offering.........         --         --
Exercise of stock options...........................         --         --
Exercise of stock warrants..........................         --         --
Tax benefit deriving from exercise and sale of stock
 option shares......................................         --         --
Issue shares to employee stock purchase plan........         --         --
Purchase of treasury stock..........................         --     (2,963)
Purchase of treasury stock for deferred compensation
 plan...............................................         --        (99)
                                                       --------   --------
Balance, June 28, 2002..............................   $(13,622)  $(34,259)
                                                       ========   ========

         See accompanying notes to consolidated financial statements.

                                C-COR.net Corp.

                  Notes to Consolidated Financial Statements
                (In thousands, except share and per share data)


Description of Business

C-COR.net Corp. (the Company) designs, manufactures, and markets network distribution and transmission products and provides services and operational support systems to operators of advanced hybrid fiber coax broadband networks. The Company operates in three industry segments: Broadband Communications Products, Broadband Network Services, and Broadband Management Solutions.

The Broadband Communications Products Division is responsible for research, development, management, production, support, and sales of advanced fiber optic and radio frequency equipment. The Broadband Network Services Division provides outsourced technical services, including network engineering and design, construction, activation, optimization, certification, maintenance, and operations. The Broadband Management Solutions Division is responsible for the development, integration, management, implementation, support and sales of operational support systems that focus on network services management and mobile workforce management solutions.

A.  Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its foreign and domestic subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Years

The Company's fiscal year ends on the last Friday in June. The fiscal years ended June 28, 2002 and June 29, 2001 contained 52 weeks, and the fiscal year ended June 30, 2000 contained 53 weeks.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain amounts have been reclassified to conform to the fiscal year 2002 classifications.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the sale price is fixed and determinable, and collectibility is reasonably assured. The Company's revenues derive principally from equipment sales, which are generally recognized when the

                                C-COR.net Corp.

                (In thousands, except share and per share data)

equipment has been shipped. Service revenues, consisting of system design, field services, and other consulting engagements, are generally recognized as services are rendered in accordance with the terms of contracts.

The Company applies the revenue recognition guidance of AICPA Statement of Position 97-2, "Software Revenue Recognition" (SOP 97-2), as amended, to its software licensing arrangements. SOP 97-2 requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on vendor specific objective evidence of fair values of the elements. License revenue allocated to software products, under certain terms and conditions, is recognized upon the delivery of the software products. For certain of its software license arrangements where professional services are being provided that are deemed to be essential to the functionality or are for significant production, modification, or customization of the software product, both the software product revenue and the professional service revenue are recognized in accordance with the provisions of Accounting Research Bulletin No. 45, "Long-Term Construction-Type Contracts" using the relevant guidance in AICPA Statement of Position 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts." These software license arrangements are being recognized on the completed-contract method as the arrangements represent the Company's initial installations, and the Company did not have the ability to reasonably estimate contract costs at the inception of the contracts. Under the completed-contract method, revenue is recognized when the contract is complete, and all direct costs and related revenues are deferred until that time. Deferred revenue under these contracts represents only amounts billed, and totaled $795 and $3,002 at June 28, 2002 and June 29, 2001, respectively. Contract costs consist primarily of direct labor and applicable benefits, travel and other direct costs, and equipment costs. The entire amount of an estimated loss on a contract is accrued at the time a loss on a contract is projected. Actual losses may differ from these estimates. There was no deferral of related costs as of June 28, 2002.

Shipping and Handling Costs

The Company classifies shipping and handling costs as a component of selling and administrative expenses in the consolidated statements of operations. Shipping and handling costs included in selling and administrative expense for fiscal years 2002, 2001 and 2000 were $1,579, $1,404 and $2,128, respectively.

Fair Value of Financial Instruments

The carrying value of the Company's long-term borrowings approximates fair value, after taking into consideration current rates offered to the Company for similar debt instruments of comparable maturities. The fair values of the Company's marketable securities and foreign exchange forward contract are determined through information obtained from quoted market sources.

Cash Equivalents

The Company considers all highly liquid investments, with a maturity of three months or less when purchased, to be cash equivalents. Cash equivalents are reflected at the lower of cost or market.

Marketable Securities

Marketable securities at June 28, 2002 consisted of municipal bonds, U.S. government obligations, mutual funds, corporate obligations, equity securities, and certificates of deposit. The Company classifies its marketable securities portfolios as either available-for-sale or trading, and records them at fair value. For the Company's

                                C-COR.net Corp.

                (In thousands, except share and per share data)

available-for-sale securities, unrealized holding gains and losses are excluded from income and are recorded directly to shareholders' equity in accumulated other comprehensive income (loss), net of related deferred income taxes. For the Company's trading securities, unrealized holding gains and losses are included in the statement of operations in the period they arise.

Inventories

Inventories include material, labor and overhead and are stated at the lower of cost or market. Cost is determined on the first-in, first-out method.

Property, Plant and Equipment

Property, plant and equipment, which includes leased property under capital leases, is stated at cost. Depreciation or amortization is calculated on the straight-line method for financial statement purposes based upon the following estimated useful lives:

        Buildings....................................... 15 to 25 years
        Machinery and equipment under capital lease.....        5 years
        Machinery and equipment.........................  2 to 10 years
        Leasehold improvements..........................  6 to 15 years

Computer Software

The Company capitalizes certain internal and purchased software development and production costs once technological feasibility has been achieved. The Company did not capitalize any software development costs during fiscal years 2002, 2001, and 2000. In fiscal year 2001, the Company wrote off $441 of capitalized software costs due to exiting certain business activities, which was included as part of restructuring charges in the consolidated statements of operations. Amortization expense for fiscal years 2002, 2001 and 2000 was $0, $265 and $353, respectively.

Goodwill and Intangible Assets

Effective July 1, 2001, the Company was required to adopt the provisions of SFAS No. 141, "Business Combinations" (Statement 141), and will adopt SFAS No. 142, "Goodwill and Other Intangible Assets," (Statement 142) effective June 29, 2002. Goodwill and intangible assets determined to have an indefinite useful life acquired in purchase business combinations completed after June 30, 2001, but before Statement 142 is adopted in full, were not amortized, and continued to be evaluated for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (Statement 121).

Goodwill acquired in connection with acquisitions completed after July 1, 2001, including Aerotec Communications, Inc. (Aerotec) in July 2001, and ADC Telecommunications, Inc. (ADC) in August 2001, are not being amortized. The cost of other acquired intangibles from the ADC acquisition are being amortized over three years.

Goodwill acquired in connection with the acquisitions of MobileForce Technologies Inc. (MobileForce) in April 2001 and the asset purchase of Advanced Communications Services, Inc. (ACSI) in January 2000 is being

                                C-COR.net Corp.

                (In thousands, except share and per share data)

amortized on a straight-line basis over their estimated useful lives of three and ten years, respectively. The cost of other acquired intangibles related to the acquisition of MobileForce include purchased technology, assembled workforce, and trademarks, and are being amortized on a straight-line basis over their estimated useful lives of three years.

The Company periodically determines whether events or changes in circumstances indicate that the value of goodwill and other intangible assets may not be recoverable. Such assessment is performed using the guidance in Statement 121. During the fourth quarter of fiscal year 2002, the Company recorded an impairment charge of $13,642 for goodwill and other intangible assets related to the MobileForce acquisition, which is part of the Company's Broadband Management Solutions segment. The impairment resulted in a write-down of these assets to their fair value, based upon the projected recoverability of these intangible assets through an analysis of expected future cash flows. In accordance with our ordinary business practices, projected future cash flows were discounted at a rate corresponding to our estimated cost of capital. During fiscal year 2001, the Company recorded an impairment charge of $49, which represented the unamortized balance of a license, as a result of exiting certain business activities. The fiscal year 2001 impairment charge was included as part of restructuring charges in the consolidated statements of operations.

Investment--Cost Method

On October 6, 1999, the Company invested $501 in Fortress Technologies, Inc. (Fortress), a security networking company and on January 11, 2000, increased its investment to $3,501. The investment in Fortress represented less than a five percent ownership interest, and was being carried at cost, since the Company did not exert significant influence over Fortress.

The Company periodically evaluates the recoverability of its investments, and if circumstances arise where a loss in value is considered to be other than temporary, the Company writes the investment down to fair value. As a result of the Company's recoverability analysis of the Fortress investment during the fourth quarter of fiscal year 2001, the Company wrote off the balance of the investment resulting in an impairment charge of $3,501. The write-off is included in the consolidated statements of operations as a component of other expense, net.

Income Taxes

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

Shareholders' Equity

Public Offerings:

On February 19, 2002, the Company completed a follow-on public offering of its common stock in which 3,450,000 shares of common stock were sold at a price of $16.00 per share. The offering resulted in net proceeds (after deducting issuance costs) to the Company of $52,193.

                                C-COR.net Corp.

                (In thousands, except share and per share data)


The Company completed a follow-on public offering of its common stock on November 12, 1999, whereby 6,440,000 shares of common stock were issued and sold at a price of $22.00 per share. This offering resulted in net proceeds (after deducting issuance costs) to the Company of $133,311. The proceeds of the offering were used for repayment of debt, strategic investments, capital expenditures, working capital, and other general corporate purposes.

Authorized Stock and Stock Split:

On October 19, 1999, the shareholders of the Company approved a proposal to amend the Amended and Restated Articles of Incorporation to increase the number of authorized shares of common stock from 24,000,000 to 50,000,000.

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

Treasury Stock:

At June 28, 2002 and June 29, 2001, treasury stock consisted of 3,629,506 and 3,160,516 shares of common stock, respectively. In fiscal year 2002, the Company repurchased 459,000 shares of its common stock for $2,963, under a stock repurchase program allowing for the purchase of up to 4,000,000 shares. The Company used its available capital resources to fund the purchases. The repurchased stock is being held by the Company as treasury stock and is available to be used in meeting the Company's obligations under its present and future stock option plans and for other corporate purposes. In addition, shares of the Company's common stock purchased under a non-qualified deferred compensation arrangement, held in a Rabbi Trust, have been presented in a manner similar to treasury stock. As of June 28, 2002 and June 29, 2001, 34,470 shares and 24,480 shares, respectively, were held in the Trust. In fiscal year 2000, the Company retired 116,672 shares of treasury stock upon the mergers with Convergence.com Corporation (Convergence) and Worldbridge Broadband Services, Inc. (Worldbridge).

                                C-COR.net Corp.

                (In thousands, except share and per share data)


Net Income (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted net income
(loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus the dilutive effect of options and warrants. The dilutive effect of options and warrants is calculated under the treasury stock method using the average market price for the period. Net income (loss) per share is calculated as follows (shares in thousands):

                                                                 Fiscal Year Ended
                                                            ---------------------------
                                                            June 28,  June 29, June 30,
                                                              2002      2001     2000
                                                            --------  -------- --------
Income (loss) from continuing operations................... $(41,924) $(7,827) $14,461
Gain from discontinued operations..........................       --      177    1,063
                                                            --------  -------  -------
Net income (loss).......................................... $(41,924) $(7,650) $15,524
                                                            ========  =======  =======
Weighted average common shares outstanding.................   33,710   32,905   30,039
Common share equivalents...................................       --       --    3,929
                                                            --------  -------  -------
Weighted average common shares and common share equivalents   33,710   32,905   33,968
                                                            ========  =======  =======
Net income (loss) per share--basic:
   Continuing operations................................... $  (1.24) $ (0.24) $  0.48
   Discontinued operations.................................     0.00     0.01     0.04
                                                            --------  -------  -------
       Net income (loss)................................... $  (1.24) $ (0.23) $  0.52
                                                            ========  =======  =======
Net income (loss) per share--diluted:
   Continuing operations................................... $  (1.24) $ (0.24) $  0.43
   Discontinued operations.................................     0.00     0.01     0.03
                                                            --------  -------  -------
       Net income (loss)................................... $  (1.24) $ (0.23) $  0.46
                                                            ========  =======  =======

For fiscal years ended June 28, 2002 and June 29, 2001, common share equivalents of 1,787,442 and 1,334,173 were excluded from the diluted net loss per share calculation because they were antidilutive.

Product Warranty

The Company warrants its products against defects in materials and workmanship, generally for three-to-five years, depending upon product lines. A provision for estimated future costs relating to warranty expense is recorded when the product is shipped, based upon historical experience and specifically identified warranty exposures.

Comprehensive Income

SFAS No. 130, "Reporting Comprehensive Income," requires net unrealized investment gains or losses on the Company's available-for-sale securities and net foreign exchange gains or losses on translation to be included in accumulated other comprehensive income (loss) in the consolidated balance sheet and in the disclosure of comprehensive income (loss). The totals of other comprehensive income (loss) items and comprehensive income (loss), which includes net income (loss), are displayed separately in the consolidated statements of shareholders' equity.

                                C-COR.net Corp.

                (In thousands, except share and per share data)


The components of accumulated other comprehensive income (loss), net of tax if applicable, are as follows:

                                                      June 28, June 29,
                                                        2002     2001
                                                      -------- --------
        Unrealized loss on marketable securities.....   $(12)   $  (1)
        Foreign currency translation gain (loss).....    558     (130)
                                                        ----    -----
        Accumulated other comprehensive income (loss)   $546    $(131)
                                                        ====    =====

The components of other comprehensive income (loss) and the related tax effects are as follows:

                                                           Income
                                                   Amount    Tax     Amount
                                                   Before  Expense    Net
                                                    Tax   (Benefit) of Taxes
                                                   ------ --------- --------
    Fiscal year ended June 28, 2002:
    Unrealized holding loss during the fiscal year $ (20)   $ (9)    $ (11)
    Net foreign currency translation gain.........   949     261       688
                                                   -----    ----     -----
    Total other comprehensive income.............. $ 929    $252     $ 677
                                                   =====    ====     =====
    Fiscal year ended June 29, 2001:
    Unrealized holding loss during the fiscal year $(121)   $(48)    $ (73)
    Net foreign currency translation loss.........   (46)    (18)      (28)
                                                   -----    ----     -----
    Total other comprehensive loss................ $(167)   $(66)    $(101)
                                                   =====    ====     =====
    Fiscal year ended June 30, 2000:
    Unrealized holding gain during the fiscal year $ 125    $ 50     $  75
    Net foreign currency translation loss.........   (15)     (6)       (9)
                                                   -----    ----     -----
    Total other comprehensive income.............. $ 110    $ 44     $  66
                                                   =====    ====     =====

Recently Issued Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement
141. Statement 141 addresses financial accounting and reporting for business combinations and requires that all business combinations within the scope of Statement 141 be accounted for using only the purchase method. Statement 141 is applicable for all business combinations initiated after June 30, 2001.

Also in June 2001, the FASB issued Statement 142. Statement 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. Statement 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with Statement 121.

                                C-COR.net Corp.

                (In thousands, except share and per share data)


The Company was required to adopt the provisions of Statement 141 as of July 2001, and adopted Statement 142 effective June 29, 2002. In connection with Statement 142's transitional goodwill impairment evaluation, the Statement will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit, an indication exists that the reporting unit goodwill may be impaired and the second step of the transitional impairment test must be performed. In the second step, the implied fair value of the reporting unit goodwill is compared with the carrying amount of the reporting unit goodwill, both of which would be measured as of the date of adoption. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with Statement 141. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in our consolidated statement of operations.

As of the date of adoption, the Company had unamortized goodwill in the amount of $7,246 and unamortized identifiable intangible assets in the amount of $1,597 that will be subject to the transition provisions of Statements 142. Because of the extensive effort needed to comply with adopting Statement 142, it is not practicable to reasonably estimate the impact of adopting Statement 142 on the financial statements at the date of this report, including whether the Company will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.

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

The Company is required to adopt Statement 144 effective June 29, 2002. Management does not expect the adoption of Statement 144 for long-lived assets held for use to have a material impact on the consolidated financial statements because the impairment assessment under Statement 144 is largely unchanged from Statement 121. The provisions of Statement 144 for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities.

                                C-COR.net Corp.

                (In thousands, except share and per share data)


In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (Statement 146), which replaces Emerging Issues Task Force No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Statement 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The provisions of Statement 146 are effective for exit or disposal activities that are initiated after December 31, 2002.

B.  Business Combinations

Purchase Method:

  Fiscal Year 2002

On July 3, 2001, a wholly owned subsidiary of the Company acquired Aerotec Communications, Inc. (Aerotec) for $2,250. These net assets became part of the Broadband Network Service Division. The results of operations of Aerotec have been included in the consolidated financial statements from the date of acquisition. Additional cash payments of up to $3,750 are required to be made to Aerotec shareholders if certain performance targets are met. These performance targets were substantially achieved and an additional cash payment of $3,483 will be made in August 2002 and recorded as additional goodwill. The Company had recorded goodwill of $685 as of June 28, 2002 in connection with this transaction, which represented the excess of the purchase price and related costs over the fair value of the acquired net assets of the business. The impact of this acquisition on the Company's historical results of operations was not material.

On August 4, 2001, the Company acquired certain assets and assumed certain liabilities of ADC Telecommunications, Inc. (ADC). The net assets and operations acquired from ADC were considered the purchase of a business and have been included in the consolidated financial statements from the date of acquisition. The assets purchased included the Optiworx (TM) and DV6000(R) series product lines, as well as other related cable infrastructure products from ADC's Broadband Communications Division, located in Meriden, Connecticut; Buenos Aires, Argentina; and Klagenfurt, Austria. These facilities and their net assets became part of the Company's Broadband Communications Products Division. The purchase of these net assets and operations enabled the Company to increase its business volume, expand its customer base and installed equipment base both in the United States and abroad, add an established product offering, particularly in the digital video transport market, and provided the Company with a skilled workforce with extensive industry experience that enhances and expands the scope of our existing research and product development capabilities. On February 11, 2002, the Company announced the closing of the Buenos Aires, Argentina, manufacturing facility.

Consideration for the acquisition was approximately $25,021, consisting of a cash payment of $24,596 to ADC and direct transaction costs incurred of approximately $425. The Company used its available cash to fund the acquisition.

                                C-COR.net Corp.

                (In thousands, except share and per share data)


The net assets acquired from ADC, including goodwill assumed in the acquisition, were as follows:

               Current assets.......................... $ 27,899
               Property and equipment..................    5,381
               Intangible assets acquired at fair value    4,404
               Other long-term assets..................    3,905
               Current liabilities.....................  (18,917)
               Long-term debt..........................     (302)
               Goodwill................................    2,651
                                                        --------
               Total purchase price.................... $ 25,021
                                                        ========

One of the acquired intangible assets was in-process research and development, representing research and development projects that were commenced but not yet completed at the date of the acquisition, and which if unsuccessful, have no alternative future use in research and development activities or otherwise. The value allocated to in-process research and development as of the acquisition date was $870, which was determined by an independent valuation. The amount allocated to in-process research and development was charged to expense as an acquired in-process technology charge in the consolidated statements of operations during the fourth quarter of fiscal year 2002. The goodwill from the transaction is not expected to be deductible for tax purposes due to basis differences in the book versus tax purchase price allocation.

In addition to the transactions identified above, the Company made one other smaller acquisition during fiscal year 2002 for $825, resulting in goodwill of $810. The impact of this acquisition on the Company's historical results of operations was not material.

  Fiscal Year 2001

On April 27, 2001, the Company acquired MobileForce, which was accounted for as a purchase. The results of operations of MobileForce are included in the consolidated financial statements from the date of acquisition. Consideration for the acquisition was $9,288, consisting of a cash payment of $5,029, direct transaction costs and expenses of $888, and the assumption of MobileForce stock options to purchase 500,000 shares of the Company's common stock having a fair market value, calculated using the Black-Scholes option-pricing model, of $3,371. The Company used its available cash to fund the cash portion of the consideration. As part of the acquisition, the Company also assumed $15,222 of MobileForce debt. The resulting goodwill of $7,161 was being amortized on a straight-line method over the estimated useful life of three years. The acquisition agreement provided for additional consideration to be paid to MobileForce stockholders, in an amount not to exceed $13,500, if MobileForce achieved certain performance objectives through April 2002. These performance objectives were not achieved as of the measurement period.

The net assets acquired, including goodwill assumed in the acquisition, were as follows:

        Tangible assets....................................... $  3,990
        Intangible assets acquired at fair value..............   16,600
        Liabilities...........................................  (18,463)
        Goodwill..............................................    7,161
                                                               --------
        Total purchase price.................................. $  9,288
                                                               ========

                                C-COR.net Corp.

                (In thousands, except share and per share data)


  Pro Forma

The following selected unaudited pro forma information is provided to present a summary of the combined results of the Company's continuing operations, as if the ADC and MobileForce acquisitions had occurred as of July 1, 2000, giving effect to purchase accounting adjustments. The pro forma data is for informational purposes only and may not necessarily reflect the results of continuing operations of the Company had ADC and MobileForce operated as part of the Company for the entire fiscal years ended June 28, 2002 and June 29, 2001, respectively.

                                                     Fiscal Year Ended
                                                    ------------------
                                                    June 28,  June 29,
                                                      2002      2001
                                                    --------  --------
         Net sales................................. $273,936  $356,047
         Net loss from continuing operations....... $(42,565) $(65,241)
         Net loss per share--basic and diluted..... $  (1.26) $  (1.98)

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

The Company recorded one-time charges of $9,045 related to the business combinations with Convergence, SVCI and Worldbridge during fiscal year 2000. The one-time charges included the merger transaction and other related costs, as well as restructuring costs, which included severance payments for approximately 40 employees affected by consolidation of positions and administrative functions resulting from the mergers, and write-off of assets related to existing fiber optic products that became redundant as a result of the acquisition of SVCI.

C.  Restructuring

In fiscal year 2002, the Company recorded a restructuring charge of $3,551 in connection with initiatives to consolidate manufacturing operations, affecting its Santa Clara, California facility, and to improve its operating

                                C-COR.net Corp.

                (In thousands, except share and per share data)

performance by aligning the cost structure across the Company with current business levels. The restructuring charges represented employee termination benefits for approximately 350 employees, of which approximately 130 were still employed as of June 28, 2002, and other costs to downsize the operations. Other costs reflected a write-down of equipment employed in the operations and cancellation costs associated with fixed contractual obligations. In addition, during fiscal year 2002, the Company recorded a reversal of $891 for previously recorded restructuring charges incurred in fiscal year 2001, resulting in a net restructuring charge during fiscal year 2002 of $2,660. The Company anticipates that the remaining amounts accrued as of June 28, 2002 will be paid out by December 31, 2002.

In fiscal year 2001, the Company recorded a restructuring charge of $11,031 related to its decision to consolidate its manufacturing and network services management operations and discontinue providing high-speed data helpdesk services, affecting the Company's State College and Tipton, Pennsylvania, and Suwanee, Georgia, facilities. The restructuring charges represent employee termination benefits for approximately 850 employees, and other costs to consolidate the operations. Other costs reflect a write-down of equipment and other long-lived assets that were employed in the operations. The remaining amounts accrued as of June 28, 2002 relate to contractual obligations which will be paid out over their remaining term of 30 months, unless terminated early.

Details of restructuring charges as of June 28, 2002 are as follows:

                                             Restructuring
                                              Charges in             Accrual at
                                              Fiscal Year  Cash Non-  June 28
                                                 2002      Paid Cash    2002
                                             ------------- ---- ---- ----------
 Employee severance and termination benefits    $2,788     $372 $ --   $2,416
 Write-off of property, plant and equipment.       202       --  202       --
 Contractual obligations and other..........       561      400   --      161
                                                ------     ---- ----   ------
 Total......................................    $3,551     $772 $202   $2,577
                                                ======     ==== ====   ======

                                             Restructuring
                                              Charges in                 Adjustment Accrual at
                                              Fiscal Year   Cash   Non-  in Fiscal   June 28
                                                 2001       Paid   Cash  Year 2002     2002
                                             ------------- ------ ------ ---------- ----------
Employee severance and termination
  benefits..................................    $ 5,391    $4,739 $   --   $(652)      $ --
Write-off of property, plant and equipment..      4,036         4  3,677    (355)        --
Write-off of intangible and other long-lived
  assets....................................        490        --    490      --         --
Contractual obligations and other...........      1,114       825     17     116        388
                                                -------    ------ ------   -----       ----
Total.......................................    $11,031    $5,568 $4,184   $(891)      $388
                                                =======    ====== ======   =====       ====

                                C-COR.net Corp.

                (In thousands, except share and per share data)


D.  Marketable Securities

Marketable securities as of June 28, 2002 and June 29, 2001 consisted of the following:

                                                                   Gross      Gross
                                                                 Unrealized Unrealized
                                                       Amortized  Holding    Holding    Fair
                                                         Cost      Gains      Losses    Value
                                                       --------- ---------- ---------- -------
June 28, 2002:
Available-for-sale
   Equity securities..................................  $     1     $ 1       $  --    $     2
                                                        -------     ---       -----    -------
Total classified as current assets....................  $     1     $ 1       $  --    $     2
                                                        =======     ===       =====    =======
Available-for-sale:
   Mutual funds.......................................  $    45     $--       $  (2)   $    43
   U.S. government securities (Due in 1 year or less).       20      --          --         20
   Corporate obligations (Due in 2 to 5 years)........       60       3          --         63
   Equity securities..................................      197      --         (22)       175
   Certificate of deposits............................       40      --          --         40
Trading:
   Mutual funds.......................................      961      --        (123)       838
                                                        -------     ---       -----    -------
Total classified as non-current assets................  $ 1,323     $ 3       $(147)   $ 1,179
                                                        =======     ===       =====    =======
June 29, 2001:
Available-for-sale:
   Municipal bonds (Due in 1 year or less)............  $ 3,180     $--       $  --    $ 3,180
   Corporate obligations (Due in 1 year or less)......    9,819      --          --      9,819
   Equity securities..................................        1       2          --          3
                                                        -------     ---       -----    -------
Total classified as current assets....................  $13,000     $ 2       $  --    $13,002
                                                        =======     ===       =====    =======
Available-for-sale:
   Mutual funds.......................................  $    45     $ 2       $  --    $    47
   U.S. government securities (Due in 1 year or less).       71      --          --         71
   Corporate obligations (Due in 2 to 5 years)........       60       1          --         61
   Equity securities..................................      227      --          (5)       222
   Certificate of deposits............................       30      --          --         30
Trading:
   Mutual funds.......................................      964       8        (166)       806
                                                        -------     ---       -----    -------
Total classified as non-current assets................  $ 1,397     $11       $(171)   $ 1,237
                                                        =======     ===       =====    =======

E.   Inventories

Inventories as of June 28, 2002 and June 29, 2001 consisted of the following:

                                       June 28, June 29,
                                         2002     2001
                                       -------- --------
                       Finished goods. $ 9,773  $11,277
                       Work-in-process   8,041    5,576
                       Raw materials..  21,270   17,956
                                       -------  -------
                                       $39,084  $34,809
                                       =======  =======

                                C-COR.net Corp.

                (In thousands, except share and per share data)


F.  Property, Plant and Equipment

Property, plant and equipment as of June 28, 2002 and June 29, 2001 consisted of the following:

                                                      June 28,  June 29,
                                                        2002      2001
                                                      --------  --------
       Land.......................................... $    554  $    468
       Buildings.....................................    9,328    10,264
       Machinery and equipment under capital lease...      533     2,153
       Machinery and equipment.......................   69,838    61,864
       Leasehold improvements........................    1,400     1,729
                                                      --------  --------
                                                        81,653    76,478
       Less accumulated depreciation and amortization  (56,952)  (54,869)
                                                      --------  --------
                                                      $ 24,701  $ 21,609
                                                      ========  ========

G.  Intangible Assets

Intangible assets as of June 28, 2002 and June 29, 2001 consisted of the following:

                                               June 28, June 29,
                                                 2002     2001
                                               -------- --------
                Cost of intangibles:
                   Goodwill................... $ 7,841  $ 9,471
                   Purchased technology.......   1,100   11,100
                   Assembled workforce........      --    2,900
                   Patents and trademarks.....   1,200    1,100
                                               -------  -------
                                                10,141   24,571
                                               -------  -------
                Less accumulated amortization:
                   Goodwill...................    (595)    (738)
                   Purchased technology.......    (336)    (617)
                   Assembled workforce........      --     (161)
                   Patents and trademarks.....    (367)     (61)
                                               -------  -------
                                                (1,298)  (1,577)
                                               -------  -------
                                               $ 8,843  $22,994
                                               =======  =======

H.  Credit Facilities

On February 26, 2002, the Company entered into a credit agreement with a bank. Under the credit agreement, $7,500 is available as a revolving line-of-credit, subject to an aggregate sub-limit of $5,000 for issuance of letters of credit. The credit agreement is committed through September 30, 2002. Borrowings under the credit agreement bear interest at various rates, at the Company's option. The Company is subject to a quarterly minimum net worth and liquidity test. As a consequence of the operating loss incurred in the fourth quarter of

                                C-COR.net Corp.

                (In thousands, except share and per share data)

fiscal year 2002, the Company would not have been in compliance with the minimum net worth test, and received a waiver with respect to this covenant as of June 28, 2002. As of June 28, 2002, the Company had no borrowings outstanding under the credit agreement and had established letters of credit of $2,430 outstanding related to its workers compensation programs and customer obligations.

The Company had a prior credit agreement with three banks under which it could borrow up to $70,000. Under the credit agreement, $20,000 was available as a revolving line-of-credit, subject to an aggregate sub-limit of $3,000 for issuance of letters of credit. This portion of the credit agreement was committed through February 28, 2002. The credit agreement also permitted borrowing up to $50,000 for strategic acquisitions and/or investments. This portion of the credit agreement expired as of November 30, 2001. Various interest rates were available under the credit agreement, at the Company's option. Borrowings on the facilities were unsecured and subject to a negative pledge on all business assets. The Company was subject to a quarterly minimum net worth test.

I.  Accrued Liabilities

Accrued liabilities as of June 28, 2002, and June 29, 2001 consisted of the following:

                                                          June 28, June 29,
                                                            2002     2001
                                                          -------- --------
     Accrued incentive plan expense...................... $ 2,250  $ 1,540
     Accrued vacation expense............................   2,868    1,549
     Accrued salary expense..............................   2,635    1,568
     Accrued warranty expense............................  10,762    3,685
     Accrued workers' compensation self-insurance expense     994    1,178
     Accrued restructuring costs.........................   2,965    2,456
     Accrued income tax payable..........................   1,809      315
     Accrued other.......................................   8,708    6,006
                                                          -------  -------
                                                          $32,991  $18,297
                                                          =======  =======

J.  Long-term Debt

Long-term debt as of June 28, 2002 and June 29, 2001 was as follows:

                                                 June 28, June 29,
                                                   2002     2001
                                                 -------- --------
             Notes payable......................  $1,643   $1,470
             Capital lease obligations..........     253      295
                                                  ------   ------
                                                   1,896    1,765
             Less current portion...............    (633)    (264)
                                                  ------   ------
                                                  $1,263   $1,501
                                                  ======   ======

Notes Payable: The Company obtained funding through the Pennsylvania Industrial Development Authority (PIDA) of $539 for construction of the Tipton, Pennsylvania, manufacturing facility. The PIDA borrowing has an interest rate of 3%, which was contingent upon meeting certain job creation commitments. Monthly payments of

                                C-COR.net Corp.

                (In thousands, except share and per share data)

principal and interest of $4 are required through 2006. Certain property, plant and equipment collateralize the borrowing. The principal balance at June 28, 2002 was $148.

The Company obtained funding through the PIDA of $1,952 for 40% of the cost of building expansion at its manufacturing facility in State College, Pennsylvania. The PIDA borrowing has an interest rate of 2%, which was contingent upon meeting certain job creation commitments. Monthly payments of principal and interest of $13 are required through 2010. Certain property, plant and equipment collateralize the borrowing. The principal balance at June 28, 2002 was $1,156.

As a result of the acquisition of certain operations of ADC, the Company assumed a note payable related to funding received from an Austrian-based organization for the development of several technology projects. Borrowings on these obligations have interest rates ranging from 2% to 2.5%, and will require a single payment at maturity on March 31, 2003. The principal balance at June 28, 2002 was $339.

As a result of the various business combinations consummated in fiscal years 2000, and 2001, the Company acquired various capital leases for machinery and equipment, office equipment and furniture and fixtures that expire through 2006. At June 28, 2002, the future minimum payments required under capital lease arrangements were as follows:

          Fiscal year ending:
             2003................................................ $161
             2004................................................  103
             2005................................................   36
             2006................................................   10
                                                                  ----
                                                                   310
          Less amount representing interest......................   57
                                                                  ----
          Present value of future minimum lease payments.........  253
          Less current portion of obligation under capital leases  125
                                                                  ----
          Long-term obligations under capital leases............. $128
                                                                  ====

Long-term debt at June 28, 2002 had scheduled maturities as follows:

                           Fiscal year ending:
                              2003............ $  633
                              2004............    260
                              2005............    209
                              2006............    169
                              2007............    625
                                               ------
                                               $1,896
                                               ======

Total interest paid on the short-term credit facilities (see Note H) and long-term debt was $144, $109 and $433 for fiscal years 2002, 2001 and 2000, respectively.

                                C-COR.net Corp.

                (In thousands, except share and per share data)


K.  Shareholders' Equity

(a) Classes of Capital Stock

The authorized, issued and outstanding shares of the Company's classes of capital stock are as follows:

                                                                                   Issued and outstanding at:
                                                                   Authorized   --------------------------------
                                                                  Shares as of   June 28,   June 29,   June 30,
                                                                  June 28, 2002    2002       2001       2000
                                                                  ------------- ---------- ---------- ----------
Preferred stock, no par value....................................    2,000,000          --         --         --
Common stock, $.05 par value per share, net of treasury stock....  100,000,000  36,315,713 32,469,221 33,994,884

(b) Warrants

As a result of the MobileForce transaction, warrants to acquire MobileForce common stock were converted into warrants to acquire common stock of the Company. These warrants were originally issued in connection with various financing arrangements.

As a result of the merger with Convergence, warrants to acquire Convergence preferred and common stock were converted into warrants to acquire common stock of the Company. These warrants were originally issued in connection with an employment arrangement.

The following table summarizes information about warrants outstanding as of June 28, 2002:

                                                          Warrants outstanding in
                                                            connection with:
                         Warrants             Fiscal Year -----------------------
                        Outstanding  Exercise  Warrants     Debt      Employment
  Issued               as of 6/28/02  Prices    Expire    Financing    Services
  ------               ------------- -------- ----------- ---------   ----------
  Fiscal year 1999....    86,316     $  5.00     2003          --       86,316
  Fiscal year 2001....     6,696     $ 54.11     2005       6,696           --
  Fiscal year 2001....       115     $108.70     2005         115           --
                          ------                            -----       ------
                          93,127                            6,811       86,316
                          ======                            =====       ======

L.  Stock Award Plans

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

                                C-COR.net Corp.

                (In thousands, except share and per share data)


During fiscal year 2001, the Company issued performance units to certain officers of the Company pursuant to the Amended Incentive Plan. The performance units will be earned based upon the achievement of certain performance criteria. There was no compensation expense recorded in fiscal years 2002 and 2001 related to the performance units. In addition, during fiscal year 2001, the Company reversed compensation expense of $197 that had originally been recorded during the previous fiscal year for performance units issued to certain officers of the Company during fiscal year 2000, because achievement of the performance criteria was no longer deemed to be probable.

During fiscal year 1999, 22,000 performance shares were awarded to certain officers and key employees pursuant to the 1998 Incentive Plan. During fiscal year 2000, 18,000 of the performance share awards were earned based upon achievement of certain performance criteria and 4,000 were cancelled. Compensation expense of $554 related to the performance shares was recorded in fiscal year 2000 based upon the current market price of the Company's common stock at the time the performance criteria were satisfied.

The Company's previous stock option plans provided for the grant of options to employees with an exercise price per share of at least the fair market value of such shares on the date prior to grant, and to directors with an exercise price equal to the fair market value on the date of grant. Stock options granted to certain employees vest in cumulative annual installments of either 20% or 25% per year beginning one year after the date of grant. Options granted to non-employee directors were exercisable one year after grant. Certain options held by the former Chairman were exercisable immediately.

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

                                C-COR.net Corp.

                (In thousands, except share and per share data)

for the Company's plans been determined under Statement 123, the Company's net income (loss) and net income (loss) per share would have been adjusted to the pro forma amounts indicated below:

                                                    Fiscal Year Ended
                                               ----------------------------
                                               June 28,  June 29,  June 30,
                                                 2002      2001      2000
                                               --------  --------  --------
    Net income (loss)
       As reported............................ $(41,924) $ (7,650) $15,524
       Pro forma.............................. $(48,799) $(13,654) $11,438
    Net income (loss) per share:
       Basic
           As reported........................ $  (1.24) $  (0.23) $  0.52
           Pro forma.......................... $  (1.45) $  (0.41) $  0.38
       Diluted
           As reported........................ $  (1.24) $  (0.23) $  0.46
           Pro forma.......................... $  (1.45) $  (0.41) $  0.34

The per share weighted-average fair values of stock options granted during fiscal years 2002, 2001 and 2000 were $6.24, $5.37 and $14.01, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

   Fiscal year 2002-expected dividend yield of 0%, risk-free interest rate of 4.12%, a volatility factor of 86.00% and a weighted-average expected life of approximately 4 years.

   Fiscal year 2001-expected dividend yield of 0%, risk-free interest rate of 4.89%, a volatility factor of 86.00% and a weighted-average expected life of approximately 4 years.

   Fiscal year 2000-expected dividend yield of 0%, risk-free interest rate of 6.25%, a volatility factor of 77.42% and a weighted-average expected life of approximately 4 years.

The fair value of stock options included in the pro forma amounts for fiscal years 2002, 2001 and 2000 is not necessarily indicative of future effects on net income (loss) and net income (loss) per share.

A summary of the status of the Company's stock option plans as of June 28, 2002, June 29, 2001 and June 30, 2000, and changes during the years ended on those dates, is presented below:

                                    June 28, 2002             June 29, 2001             June 30, 2000
                              ------------------------- ------------------------- -------------------------
                                         Weighted-Avg.             Weighted-Avg.             Weighted-Avg.
                                Shares   Exercise Price   Shares   Exercise Price   Shares   Exercise Price
                              ---------  -------------- ---------  -------------- ---------  --------------
Outstanding at beginning of
  year....................... 6,409,568      $ 9.96     4,590,965      $12.53     4,365,279      $ 7.66
Granted...................... 1,528,250      $ 9.72     3,113,532      $ 6.92     1,594,211      $21.55
Exercised....................  (857,514)     $ 5.98      (344,542)     $ 5.17      (927,899)     $ 6.73
Canceled.....................  (532,158)     $11.39      (950,387)     $14.14      (440,626)     $ 8.99
                              ---------                 ---------                 ---------
Outstanding at end of year... 6,548,146      $10.31     6,409,568      $ 9.96     4,590,965      $12.53
                              =========                 =========                 =========
Options exercisable at end of
  year....................... 2,923,519                 2,590,835                 1,484,376
                              =========                 =========                 =========

                                C-COR.net Corp.

                (In thousands, except share and per share data)


The following table summarizes information about the Company's stock option plans as of June 28, 2002:

                                   Options Outstanding               Options Exercisable
                         ---------------------------------------- --------------------------
                                     Weighted-Avg.
                           Number      Remaining                    Number
                         Outstanding  Contractual  Weighted-Avg.  Exercisable Weighted-Avg.
Range of Exercise Prices at 6/28/02  Life (years)  Exercise Price at 6/28/02  Exercise Price
------------------------ ----------- ------------- -------------- ----------- --------------
    $ 0.50..............     36,629       1.6          $ 0.50         36,629      $ 0.50
    $ 1.06 to $ 1.50....    168,351       4.6          $ 1.49        165,314      $ 1.49
    $ 3.00 to $ 4.25....    217,200       1.4          $ 3.46        217,200      $ 3.46
    $ 4.88 to $ 7.30....  1,834,952       6.3          $ 6.14        768,753      $ 5.99
    $ 7.38 to $11.03....  2,522,792       5.9          $ 9.00      1,115,793      $ 9.50
    $11.13 to $16.68....    877,962       6.5          $13.24        177,292      $13.98
    $17.06 to $24.50....    720,610       5.9          $21.51        358,538      $21.87
    $25.75 to $38.31....    165,650       5.6          $31.47         82,000      $31.52
    $39.13 to $49.72....      4,000       5.8          $41.26          2,000      $41.26
                          ---------                                ---------
                          6,548,146       5.9          $10.31      2,923,519      $ 9.99
                          =========                                =========

M.  Retirement Plans

The Company has retirement savings and profit sharing plans, which qualify under Section 401(k) of the Internal Revenue Code. Participation is available to all employees meeting minimum service requirements.

The Company has a deferred compensation plan that does not qualify under
Section 401 of the Internal Revenue Code, which provides officers and key executives with the opportunity to participate in an unqualified deferred compensation plan. The total of net participant deferrals, which is reflected in other long-term liabilities, was $1,079 and $1,100 at June 28, 2002 and June 29, 2001, respectively.

The Company also has a deferred retirement salary plan, which is limited to certain officers. The Company has accrued the present value of the estimated future retirement benefit payments over the estimated service period from the date of the agreements. The accrued balance of this plan, included in other long-term liabilities, was $926 and $911 at June 28, 2002 and June 29, 2001, respectively.

Total expenses for these plans were $1,559, $1,482 and $1,840 for fiscal years 2002, 2001 and 2000, respectively.

N.  Other Income (Expense), Net

Other income (expense), net for fiscal years 2002, 2001 and 2000 was as follows:

                                                      Fiscal Year Ended
                                                  -------------------------
                                                  June 28, June 29, June 30,
                                                    2002     2001     2000
                                                  -------- -------- --------
   Gain (loss) on foreign currency transactions.. $   923  $    55   $ (81)
   Gain on foreign exchange forward contract.....   1,612       --      --
   Provision for allowance on note receivable....  (1,300)      --      --
   Write-off of long-term investment.............      --   (3,501)     --
   Other income (expense), net...................    (176)      40    (121)
                                                  -------  -------   -----
                                                  $ 1,059  $(3,406)  $(202)
                                                  =======  =======   =====

                                C-COR.net Corp.

                (In thousands, except share and per share data)


O.  Income Taxes

Total income tax expense (benefit) was allocated as follows:

                                                                                Fiscal Year Ended
                                                                           --------------------------
                                                                           June 28,  June 29, June 30,
                                                                             2002      2001     2000
                                                                           --------  -------- --------
Income (loss) from continuing operations.................................. $(23,152) $(5,164) $ 5,512
Gain on disposal of discontinued operations...............................       --      117      668
Shareholders' equity, for unrealized holding gain (loss)..................       (9)     (48)      50
Shareholders' equity, for net foreign currency translation loss...........      261      (18)      (6)
Shareholders' equity, for tax benefit derived from exercise and sale of
  stock option shares.....................................................   (1,292)  (2,207)  (3,859)
                                                                           --------  -------  -------
                                                                           $(24,192) $(7,320) $ 2,365
                                                                           ========  =======  =======

Income tax expense (benefit) attributable to continuing operations consisted of the following components:

                                                Fiscal Year Ended
                                           --------------------------
                                           June 28,  June 29, June 30,
                                             2002      2001     2000
                                           --------  -------- --------
          Current:
             Federal...................... $ (9,980) $  (162) $ 7,510
             State........................       --      102    1,740
             Foreign......................      101      150      165
                                           --------  -------  -------
                                             (9,879)      90    9,415
                                           --------  -------  -------
          Deferred:
             Federal......................  (12,099)  (4,367)  (3,200)
             State........................   (4,623)    (887)    (703)
             Foreign......................    3,449       --       --
                                           --------  -------  -------
                                            (13,273)  (5,254)  (3,903)
                                           --------  -------  -------
                                           $(23,152) $(5,164) $ 5,512
                                           ========  =======  =======

The following table reconciles income tax expense (benefit) from continuing operations as reflected in the consolidated statement of operations with the amount calculated at the U.S. federal income tax rate of 35 percent:

                                                                            Fiscal Year Ended
                                                                       --------------------------
                                                                       June 28,  June 29, June 30,
                                                                         2002      2001     2000
                                                                       --------  -------- --------
Income taxes expense (benefit) computed at 35%........................ $(22,777) $(4,547) $ 6,991
State income taxes, net of federal tax................................   (4,109)    (820)   1,078
Tax effect of foreign income and losses...............................       81     (144)      63
Tax effect of export incentives.......................................      (59)    (381)    (216)
Increase (decrease) in the valuation allowance for deferred tax assets    2,934    1,321   (4,706)
Research and experimental tax credit..................................     (195)    (400)    (213)
Permanent differences.................................................      672      131    2,008
Other.................................................................      301     (324)     507
                                                                       --------  -------  -------
                                                                       $(23,152) $(5,164) $ 5,512
                                                                       ========  =======  =======

                                C-COR.net Corp.

                (In thousands, except share and per share data)


The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 28, 2002 and June 29, 2001, relating to continuing operations, are presented below:

                                                                                      June 28, June 29,
                                                                                        2002     2001
                                                                                      -------- --------
Gross deferred tax assets:
   Accounts receivable, principally due to allowance for doubtful accounts........... $ 1,235  $   570
   Inventories, principally due to accrual for obsolescence..........................   4,860    4,019
   Compensated absences, principally due to accrual for financial reporting purposes.   1,957      620
   Workers' compensation expense accrual for financial reporting purposes............     397      471
   Warranty expense accrual for financial reporting purposes.........................   2,282    1,444
   Employee benefit plan accrual for financial reporting purposes....................     413      449
   Deferred research and development for tax purposes................................     486    1,003
   Investment impairment for financial reporting purposes............................   1,225    1,225
   Net operating loss carryforwards..................................................  21,705    9,167
   Alternative minimum tax credit carryforwards......................................     374       --
   Research and development tax credit carryforwards.................................   1,995    1,202
   Intangible assets, principally due to differences in amortization.................   8,052       --
   Restructuring expense accrual for financial reporting purposes....................   1,186    2,446
   Other.............................................................................   2,105    1,698
                                                                                      -------  -------
       Total gross deferred tax assets...............................................  48,272   24,314
Less valuation allowance.............................................................  (6,982)  (4,048)
                                                                                      -------  -------
   Net total deferred tax assets.....................................................  41,290   20,266
                                                                                      -------  -------
Gross deferred tax liabilities.......................................................
   Plant and equipment, principally due to differences in depreciation...............    (866)    (875)
   Unrealized gain on foreign exchange contract for financial reporting purposes.....    (645)      --
   Other.............................................................................    (515)    (290)
                                                                                      -------  -------
       Total gross deferred tax liabilities..........................................  (2,026)  (1,165)
                                                                                      -------  -------
Net deferred tax assets.............................................................. $39,264  $19,101
                                                                                      =======  =======
Reflected in consolidated balance sheets as:
   Current deferred tax assets....................................................... $18,715  $12,250
   Non-current deferred tax assets...................................................  20,549    6,851
                                                                                      -------  -------
       Net deferred tax assets pertaining to continuing operations................... $39,264  $19,101
                                                                                      =======  =======

The valuation allowance for deferred tax assets as of the beginning of fiscal year 2002 and 2001 was $4,048 and $2,727, respectively. The net change in valuation allowance for the years ended June 28, 2002 and June 29, 2001 was an increase of $2,934 and $1,321, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. In order to fully realize the net total deferred tax assets, the Company will need to generate future taxable income prior to the expiration of the net operating loss carryforwards which expire

                                C-COR.net Corp.

                (In thousands, except share and per share data)

through 2022. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deferred tax assets, net of the valuation allowance at June 28, 2002. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

Subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets as of June 28, 2002 will be allocated to income tax benefit that would be reported in the consolidated statements of operations.

At June 28, 2002, the Company had federal net operating loss carryforwards of approximately $39,580 and state net operating loss carryforwards of approximately $83,660, which are available to offset future federal and state taxable income, and expire at various dates through fiscal year 2022. In addition, at June 28, 2002, the Company has research and development credit carryovers for federal and state income tax purposes of approximately $1,731 and $264, respectively. The federal credit carryforwards expire through 2022, and the state carryforwards can be carried forward indefinitely. The Company also has a federal alternative minimum tax credit of $374 at June 28, 2002, which has an indefinite carryforward period.

The Company has not recognized a deferred tax liability for the basis differences and the undistributed earnings related to its foreign subsidiaries since the investment is essentially permanent in duration. Undistributed earnings were approximately $1,592 at June 28, 2002.

Cash paid for income taxes was $408, $7,866 and $6,603 in fiscal years 2002, 2001 and 2000, respectively.

P.  Concentration of Credit Risk

The Company's customers are primarily in the cable television industry. The Company performs periodic credit evaluations of its customers' financial conditions and generally does not require collateral. At June 28, 2002 and June 29, 2001, accounts receivables from customers in the cable industry were approximately $26,415 and $26,142, respectively. Receivables are generally due within 30 days. Credit losses are provided for in the consolidated financial statements. On June 25, 2002, a major cable operator and customer of ours, Adelphia Communications (Adelphia) and affiliates, filed a petition for protection under the federal bankruptcy statutes. As of June 28, 2002, the Company recorded a charge-off to bad debts of $44,938 due to management's assessment of the recoverability of accounts receivables from Adelphia and affiliates.

Sales to three customers were $78,508 (30%), $28,563 (11%) and $27,222 (10%), respectively, in fiscal year 2002. The Company's largest customer in fiscal year 2002 was Adelphia. The Company does not anticipate any significant new orders in the near term from Adelphia. Sales to four customers were $38,769 (17%), $34,168 (15%), $33,125 (15%) and $27,353 (12%), respectively, in fiscal year 2001. Sales to three customers were $54,592 (19%), $52,020 (18%) and $35,929 (13%), respectively, in fiscal year 2000. All of these principal customers purchase both products and services.

                                C-COR.net Corp.

                (In thousands, except share and per share data)


Q.  Commitments and Contingencies

The Company leases real property and other equipment under operating leases. Certain leases are renewable and provide for the payment of real estate taxes and other occupancy expenses. At June 28, 2002, the future minimum lease payments for noncancelable leases with remaining lease terms in excess of one year were as follows:

                           Fiscal year ending:
                              2003............ $2,954
                              2004............  1,744
                              2005............  1,185
                              2006............    580
                              2007............    310
                              Thereafter......     16

Rent expense relating to continuing operations was $3,656, $5,460 and $4,074 for fiscal years 2002, 2001 and 2000, respectively.

R.  Quarterly Results of Operations (Unaudited)

Quarterly results of operations for fiscal years 2002 and 2001 were as follows:

                                          First   Second   Third    Fourth
                                         Quarter  Quarter Quarter Quarter/(1)/   Total
                                         -------  ------- ------- -----------  --------
Fiscal Year 2002
Net sales............................... $52,025  $67,171 $77,230  $ 69,225    $265,651
Gross profit............................  13,584   20,514  22,695    21,324      78,117
Income (loss) from continuing operations  (5,371)     497     109   (37,159)    (41,924)
Net income (loss).......................  (5,371)     497     109   (37,159)    (41,924)
                                         =======  ======= =======  ========    ========
Net income (loss) per share--basic:
   Continuing operations................ $ (0.17) $  0.02 $  0.00  $  (1.02)   $  (1.24)
                                         -------  ------- -------  --------    --------
       Net income (loss)................ $ (0.17) $  0.02 $  0.00  $  (1.02)   $  (1.24)
                                         =======  ======= =======  ========    ========
Net income (loss) per share--diluted:
   Continuing operations................ $ (0.17) $  0.01 $  0.00  $  (1.02)   $  (1.24)
                                         -------  ------- -------  --------    --------
       Net income (loss)................ $ (0.17) $  0.01 $  0.00  $  (1.02)   $  (1.24)
                                         =======  ======= =======  ========    ========

/(1)/ Included in the results of operations for the fourth quarter of fiscal year 2002 was a charge-off to bad debts of $44,938 related to Adelphia and affiliates, an impairment charge of $13,642 for goodwill and other intangibles related to MobileForce, an in-process research and development charge of $870 related to the acquisition of ADC, asset impairments and a foreign currency loss related to the Argentina operation of $1,427, and a gain related to a foreign exchange forward contract of $1,612.

                                C-COR.net Corp.

                (In thousands, except share and per share data)


                                          First  Second     Third   Fourth
                                         Quarter Quarter   Quarter  Quarter    Total
                                         ------- -------  --------  -------  --------
Fiscal Year 2001
Net sales............................... $78,335 $66,045  $ 40,134  $38,781  $223,295
Gross profit............................  21,293  17,673     1,669    4,992    45,627
Income (loss) from continuing operations   5,814   4,284   (11,524)  (6,401)   (7,827)
Discontinued operations.................       1      (5)        6      175       177
Net income (loss).......................   5,815   4,279   (11,518)  (6,226)   (7,650)
                                         ======= =======  ========  =======  ========
Net income (loss) per share--basic:
   Continuing operations................ $  0.17 $  0.13  $  (0.36) $ (0.20) $  (0.24)
   Discontinued operations..............      --      --        --     0.01      0.01
                                         ------- -------  --------  -------  --------
       Net income (loss)................ $  0.17 $  0.13  $  (0.36) $ (0.19) $  (0.23)
                                         ======= =======  ========  =======  ========
Net income (loss) per share--diluted:
   Continuing operations................ $  0.16 $  0.13  $  (0.36) $ (0.20) $  (0.24)
   Discontinued operations..............      --      --        --     0.01      0.01
                                         ------- -------  --------  -------  --------
       Net income (loss)................ $  0.16 $  0.13  $  (0.36) $ (0.19) $  (0.23)
                                         ======= =======  ========  =======  ========

S.  Segment Information

The Company operates in three industry segments: Broadband Communication Products, Broadband Network Services, and Broadband Management Solutions.

As a result of a corporate reorganization during fiscal year 2002, the segment information reflects a reporting change made as of June 28, 2002, whereby the Company's business is now conducted through three divisions, each focused on a business segment. As a result of this change, the former Telecommunications Equipment segment has been renamed the Broadband Communications Products segment. In addition, the Broadband Network Services and Broadband Management Solutions segments previously were consolidated under the Broadband Management Services segment. All prior period segment data has been restated to reflect these changes.

The Broadband Communications Products Division is responsible for research, development, management, production, support and sales of advanced fiber optic and RF equipment. The Broadband Network Services Division provides outsourced technical services, including network engineering and design, construction, activation, optimization, certification, maintenance and operation. The Broadband Management Solutions Division is responsible for the development, integration, management, implementation, support and sales of operational support systems that focus on network services management and mobile workforce management solutions.

The "management approach" required under SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," has been used to present the following segment information. This approach is based upon the way management organizes segments within an enterprise for making operating decisions and assessing performance. Accounting policies used by the segments are the same as those described in Note A.

                                C-COR.net Corp.

                (In thousands, except share and per share data)


The following costs and asset categories are not allocated to our segments, and are reflected in the table as "unallocated items":

    . Corporate selling, general and administrative expenses, certain quality assurance costs, and technology oversight functions.

    .  Merger and restructuring costs

    .  Goodwill and other intangible asset impairment charges

    .  Goodwill amortization resulting from acquisitions

    .  Income tax expense (benefit)

    . Identifiable assets of cash and cash equivalents, marketable securities and other short-term investments, goodwill, assets associated with discontinued operations, and certain other long-term corporate assets.

Information about industry segments for fiscal years 2002, 2001 and 2000 is as follows:

                                           Broadband    Broadband Broadband
                                         Communications  Network  Management Unallocated
                                            Products    Services  Solutions     Items      Total
                                         -------------- --------- ---------- ----------- --------
Year ended June 28, 2002
   Net sales............................    $224,331     $38,070   $  3,250   $     --   $265,651
   Depreciation and amortization........       7,810         919      6,347      2,604     17,680
   Operating loss.......................      (8,469)     (3,035)   (19,142)   (37,093)   (67,739)
   Income tax benefit...................          --          --         --    (23,152)   (23,152)
   Identifiable assets at June 28, 2002.     139,596      19,097     12,605     99,525    270,823
   Capital expenditures.................         762       1,272        183      5,773      7,990
Year ended June 29, 2001
   Net sales............................    $181,873     $38,755   $  2,667   $     --   $223,295
   Depreciation and amortization........       5,939         839      2,100      1,238     10,116
   Operating income (loss)..............      15,203       4,130     (8,329)   (27,854)   (16,850)
   Income tax benefit...................          --          --         --     (5,164)    (5,164)
   Identifiable assets at June 29, 2001.      93,136      23,141     28,285     94,143    238,705
   Capital expenditures.................       2,452         352        660        174      3,638
Year ended June 30, 2000
   Net sales............................    $241,406     $38,896   $  2,960   $     --   $283,262
   Depreciation and amortization........       6,386         754      1,026        725      8,891
   Operating income (loss)..............      41,728       3,377     (5,215)   (23,802)    16,088
   Income tax expense...................          --          --         --      5,512      5,512
   Identifiable assets at June 30, 2000.     132,070      14,210      6,532    120,227    273,039
   Capital expenditures.................       4,768         752      1,516        855      7,891

                                C-COR.net Corp.

                (In thousands, except share and per share data)


The Company and its subsidiaries operate in various geographic areas. The table below presents the Company's continuing operations in the following geographic areas:

                                                        Year Ended
                                                --------------------------
                                                June 28, June 29, June 30,
                                                  2002     2001     2000
                                                -------- -------- --------
     Sales:
        United States.......................... $232,053 $194,720 $252,291
        Outside the United States..............   33,598   28,575   30,971
                                                -------- -------- --------
     Total..................................... $265,651 $223,295 $283,262
                                                ======== ======== ========
     Long-lived assets:
        United States.......................... $ 31,075 $ 43,989 $ 30,209
        Outside the United States..............    2,469      614      590
                                                -------- -------- --------
     Total..................................... $ 33,544 $ 44,603 $ 30,799
                                                ======== ======== ========

T.  Litigation

Certain former security holders and employees of Convergence, a company that was acquired in fiscal year 2000, have filed claims against the Company in March 2001 alleging violations of state securities laws and certain other state law claims under a stock option plan. The complaint alleges that the damages suffered by the individuals approximate $2,130, which is based on the amount of stock options multiplied by the highest price of C-COR.net's common stock since the acquisition, and does not take into account the exercise price which the plaintiffs would have had to pay to the Company if the options were exercised. The plaintiffs also petitioned for treble damages, an undetermined amount of punitive damages and reimbursement of attorneys' fees. The Company believes it has defenses to these claims and is contesting them vigorously; however, it cannot be sure that it will be successful in defending these claims.

From time to time the Company is also a party to litigation and claims that arise in the ordinary course of business. In the opinion of management, the ultimate resolution of these matters will not have a material effect on the Company's business, its financial position or its results of operations.

U.  Subsequent Event

On September 16, 2002, the Company completed its purchase of certain assets and liabilities of Philips Broadband Networks (PBN) from Royal Philips Electronics. PBN is a provider of broadband products, including transmission products, network optimizing technologies, and element management systems. PBN is supported by sales and services organizations worldwide, with a strong customer base in Europe and the Asia Pacific region. The purchase includes assets in various countries, cable infrastructure products, and a design and production facility in Manlius, New York. These assets and the facility became part of our Broadband Communications Products Division. The purchase price for the acquisition was 80,000 Euros, subject to certain adjustments. The closing took place on September 16, 2002 with an effective date of the acquisition of August 26, 2002. The results of operations of PBN will be included in the consolidated financial statements as of August 26, 2002. At closing on September 16, 2002, the Company made an initial payment of 75,000 Euros, with subsequent payments subject to certain adjustments. The acquisition is being accounted for as a purchase. Any excess of the purchase price and related costs over the fair value of the acquired net assets of the business will be recorded as goodwill.

              Management's Responsibility for Financial Reporting

To the Shareholders:

The management of C-COR.net Corp. is responsible for the preparation, integrity and objectivity of the financial statements and other information contained in this Annual Report on Form 10-K. To ensure reliability of financial data, C-COR has established and maintains an internal control system, which provides reasonable assurance that financial reports do not contain any material misstatement.

The Audit Committee of the Board of Directors is responsible for reviewing and evaluating the overall performance of C-COR's financial reporting and accounting practices. The Committee meets periodically and independently with management, our internal auditor, and KPMG LLP to discuss the Company's internal accounting controls, auditing and financial matters. The internal auditor and independent public accountants have unrestricted access to the Audit Committee.

We believe that the consolidated financial statements and related notes in this report are presented fairly in all material respects, and that they were prepared according to accounting principles generally accepted in the United States.

C-COR.net Corp.

/s/  William T. Hanelly

William T. Hanelly
Chief Financial Officer,
Secretary and Treasurer
September 16, 2002

Item 9.  Changes and Disagreements on Accounting and Financial Disclosure

None

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

The information with respect to Directors required by this item will subsequently be incorporated in the Registrant's Proxy Statement to be filed prior to October 25, 2002.

The information with respect to Executive Officers required by this item is set forth in Part I of this report.

To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended June 28, 2002, its officers, directors and ten-percent shareholders complied with all applicable Section 16(a) filing requirements.

Item 11.  Executive Compensation

The information with respect to Directors required by this item will subsequently be incorporated in the Registrant's Proxy Statement to be filed prior to October 25, 2002.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information with respect to Directors required by this item will subsequently be incorporated in the Registrant's Proxy Statement to be filed prior to October 25, 2002.

Item 13.  Certain Relationships and Related Transactions

None

                                    PART IV

Item 14.  Exhibits, Financial Statements and Reports on Form 8-K

(a) The following documents are filed as part of this report:

   (1) The following financial statements are included in Item 8 of this report:

       Independent Auditors' Report

       Consolidated Balance Sheets as of June 28, 2002 and of June 29, 2001

       Consolidated Statements of Operations for the Fiscal Years Ended June 28, 2002, June 29, 2001 and June 30, 2000

       Consolidated Statements of Cash Flows for the Fiscal Years Ended June 28, 2002, June 29, 2001 and June 30, 2000

       Consolidated Statements of Shareholders' Equity for the Fiscal Years Ended June 28, 2002, June 29, 2001 and June 30, 2000

       Notes to Consolidated Financial Statements

   (2) Schedule II--Valuation and Qualifying Accounts

       Report of KPMG LLP (See Exhibit 23)

       Schedules, other than the one listed above, have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

   (3) Exhibits*

Number                                        Description of Documents
------                                        ------------------------
 (2)(a) Acquisition Agreement dated as of July 9, 2001, by and among C-COR.net Corp., C-COR Europe
        Holding, B.V., Broadband Capital Corp., Broadband Royalty Corp. and ADC Telecommunications,
        Inc., ADC Broadband Communications, Inc., ADC International Holding Company, ADC Phasor
        Electronics GMBH, and ADC Argentina, S.R.L. (incorporated by reference to the Registrant's 8-K dated August 4, 2001, and filed on August 20, 2001, File No. 0-10726).

 (2)(b) Amendment No. 1 to Acquisition Agreement dated as of August 4, 2001, by and among the
        Registrant, C-COR Europe Holding, B.V., Broadband Capital Corp., Broadband Royalty Corp. and
        ADC Telecommunications, Inc., ADC Broadband Communications, Inc., ADC International Holding
        Company, ADC Phasor Electronics GMBH, and ADC Argentina, S.R.L. (incorporated by reference to the Registrant's 8-K dated August 4, 2001 and filed on August 20, 2001, File No. 0-10726).

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

  Number                                         Description of Documents
  ------                                         ------------------------
 (3)(g)     Amendment to Articles of Incorporation filed with the Secretary of State of the Commonwealth of
            Pennsylvania on December 22, 1999 (incorporated by reference to Exhibit (3)(g) to Registrant's
            Form 10-Q for the quarter ended December 24, 1999, Securities and Exchange Commission File
            No. 0-10726).

 (3)(h)     Bylaws of Registrant, as amended through September 22, 2000 (incorporated by reference to
            Exhibit 3.1 to the Registrant's Form 10-Q for the quarter ended September 29, 2000, Securities and Exchange Commission File No. 0-10726).

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

Number                                          Description of Documents
------                                          ------------------------
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

(10)(s) Form of Change of Control Agreement (Registrant entered into six of such agreements with Douglas
        W. Engerman, Ken Wright, William T. Hanelly, Mary G. Beahm, David J. Eng and Gerhard B.
        Nederlof respectively) (incorporated by reference to Exhibit (10)(bb) to the Registrant's Form 10-K for
        the year ended June 30, 2000, Securities and Exchange Commission File No. 0-10726).

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

 Number                                        Description of Documents
 ------                                        ------------------------
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

(10)(y)  Fourth Amendment to Credit Agreement dated August 9, 1999, between the Registrant and
         Broadband Capital Corporation as borrowers, and The Banks Parties Hereto From Time to Time and Mellon Bank, N.A. as Agent, dated June 24, 2000. (incorporated by reference to Exhibit 10 (y)
         to the Registrant's Form 10-K for the year ended June 29, 2001, Securities and Exchange
         Commission File No. 0-10726).

(10)(z)  Fifth Amendment to Credit Agreement dated August 9, 1999, between the Registrant and
         Broadband Capital Corporation as borrowers, and The Banks Parties Hereto From Time to Time and Mellon Bank, N.A. as Agent, dated November 29, 2001. (incorporated by reference to Exhibit
         10 to the Registrant's Form 10-Q for the quarter ended December 28, 2001, Securities and
         Exchange Commission File No. 0-10726).

(10)(aa) Credit Agreement dated February 26, 2002, between C-COR.net Corp. and Broadband Capital
         Corporation as borrowers, and The Banks Parties Hereto From Time to Time and Citizens Bank of
         Pennsylvania as Agent. (incorporated by reference to Exhibit 10 to the Registrant's Form 10-Q for the quarter ended March 29, 2002, Securities and Exchange Commission File No. 0-10726)

(10)(bb) Fiscal year 2001/2002 Incentive and Retention Plan (IRP) (incorporated by reference to Exhibit
         (10)(z) to the Registrant's Form 10-K for the year ended June 29, 2001, Securities and Exchange
         Commission File No. 0-10726).

(10)(cc) Employment Agreement dated February 18, 2000, between Worldbridge Broadband Services, Inc.
         and Paul Janson (incorporated by reference to Exhibit (10)(aa) to the Registrant's Form 10-K for the
         year ended June 29, 2001, Securities and Exchange Commission File No. 0-10726).

(10)(dd) Sixth Amendment to Credit Agreement dated August 9, 1999, between the Registrant and
         Broadband Capital Corporation as borrowers, and The Banks Parties Hereto From Time to Time and Mellon Bank, N.A. as Agent, dated January 30, 2002.

(10)(ee) Second Amended and Restated Employment Agreement dated June 18, 2002, between the
         Registrant and David A. Woodle.

(10)(ff) Amended and Restated Change of Control Agreement dated June 18, 2002, between the Registrant and David A. Woodle.

(11)     Statement re Computation of Earnings Per Share.

(21)     Subsidiaries of the Registrant.

(23)     Independent Auditors' Report and Consent.

(99)(a)  Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002.

(99)(b)  Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002.

--------
* All exhibits listed herein and not otherwise incorporated by reference to reports or registration statements of the Registrant were filed with the Registrant's report on Form 10-K for the fiscal ended June 28, 2002. Such exhibits are incorporated herein by reference and made a part hereof.

(b) Reports on Form 8-K filed in the fourth quarter of fiscal year 2002:

   None

(c) Exhibits: See (a) (3) above.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              C-COR.net Corp.
                                              (Registrant)

                                                    /s/  DAVID A. WOODLE
                                              --------------------------------
                                                      Chief Executive Officer
                                                   (principal executive officer)

September 26, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 26th day of September 2002.


    /s/  DAVID A. WOODLE         /s/  DONALD M. COOK, JR.
------------------------------ -----------------------------
     Director, Chairman                  Director

   /s/  MICHAEL J. FARRELL          /s/  JOHN J. OMLOR
------------------------------ -----------------------------
          Director                       Director

    /s/  RODNEY M. ROYSE          /s/  FRANK RUSINKO, JR.
------------------------------ -----------------------------
          Director                       Director

/s/  I.N. RENDALL HARPER, JR.      /s/  JAMES J. TIETJEN
------------------------------ -----------------------------
          Director                       Director

   /s/  JOSEPH E. ZAVACKY         /s/  WILLIAM T. HANELLY
------------------------------ -----------------------------
  Controller and Assistant       Chief Financial Officer,
          Secretary               Secretary and Treasurer
(principal accounting officer) (principal financial officer)

                                CERTIFICATIONS

I, David A. Woodle, certify that:

   1. I have reviewed this annual report on Form 10-K of C-COR.net Corp.;

   2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

   3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 26, 2002

                                                      /s/  DAVID A. WOODLE
                                                  -----------------------------
                                                     Chief Executive Officer

--------------------------------------------------------------------------------

I, William T. Hanelly, certify that:

   1. I have reviewed this annual report on Form 10-K of C-COR.net Corp.;

   2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

   3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 26, 2002

                                                     /s/  WILLIAM T. HANELLY
                                                  -----------------------------
                                                     Chief Financial Officer

                SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                        COL. A                            COL. B                COL. C
                        ------                          ----------- ---------------------------
                                                                              ADDITIONS
                                                                    ---------------------------
                                                        Balance at   Charged to
                                                        Beginning    Costs and   Charged to Costs
                     DESCRIPTION                        of Period     Expenses   Accounts-Describe
                     -----------                        ----------- -----------  -----------------
Year ended June 28, 2002
Reserves deducted from assets to which they apply:
   Allowance for Doubtful Accounts..................... $ 1,565,000 $ 2,152,000     $       --
   Allowance for Notes Receivable......................          --   1,300,000             --
   Inventory Reserve...................................   9,361,000   5,326,000             --
                                                        ----------- -----------     ----------
                                                        $10,926,000 $ 8,778,000     $       --
                                                        =========== ===========     ==========
Reserves not deducted from assets:
   Product Warranty Reserve............................ $ 3,685,000 $ 2,025,000     $9,736,000(5)
   Workers' Compensation Self-insurance................   1,178,000      23,000             --
   Allowance for Disposal of Discontinued Operations...      50,000          --             --
                                                        ----------- -----------     ----------
                                                        $ 4,913,000 $ 2,048,000     $9,736,000
                                                        =========== ===========     ==========
Year ended June 29, 2001
Reserves deducted from assets to which they apply:
   Allowance for Doubtful Accounts..................... $ 1,148,000 $   852,000     $       --
   Inventory Reserve--Continuing Operations............   3,094,000  10,556,000             --
                                                        ----------- -----------     ----------
                                                        $ 4,242,000 $11,408,000     $       --
                                                        =========== ===========     ==========
Reserves not deducted from assets:
   Product Warranty Reserve--Continuing Operations..... $ 2,232,000 $ 2,667,000     $       --
   Product Warranty Reserve--Discontinued Operations...     150,000      27,000             --
   Workers' Compensation Self-insurance................   1,577,000    (156,000)            --
   Allowance for Disposal of Discontinued Operations...      50,000          --             --
                                                        ----------- -----------     ----------
                                                        $ 4,009,000 $ 2,538,000     $       --
                                                        =========== ===========     ==========
Year ended June 30, 2000
Reserves deducted from assets to which they apply:
   Allowance for Doubtful Accounts..................... $ 1,052,000 $   286,000     $       --
   Inventory Reserve--Continuing Operations............   2,231,000   2,150,000             --
                                                        ----------- -----------     ----------
                                                        $ 3,283,000 $ 2,436,000     $       --
                                                        =========== ===========     ==========
Reserves not deducted from assets:
   Product Warranty Reserve--Continuing Operations..... $ 1,742,000 $ 1,855,000     $       --
   Product Warranty Reserve--Discontinued Operations...     410,000          --             --
   Workers' Compensation Self-insurance................   1,724,000     449,000             --
   Allowance for Disposal of Discontinued Operations...     125,000     (75,000)            --
                                                        ----------- -----------     ----------
                                                        $ 4,001,000 $ 2,229,000     $       --
                                                        =========== ===========     ==========

                SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                      COL. A                                COL. D           COL. E
                      ------                          ------------------- -------------
                                                                           Balance at
                    DESCRIPTION                       Deductions-Describe End of Period
                    -----------                       ------------------- -------------
Year ended June 28, 2002
Reserves deducted from assets to which they apply:
   Allowance for Doubtful Accounts...................     $  289,000(1)    $ 3,428,000
   Allowance for Notes Receivable....................             --         1,300,000
   Inventory Reserve.................................      1,149,000(2)     13,538,000
                                                          ----------       -----------
                                                          $1,438,000       $18,266,000
                                                          ==========       ===========
Reserves not deducted from assets:
   Product Warranty Reserve..........................     $4,684,000(3)    $10,762,000
   Workers' Compensation Self-insurance..............        207,000(4)        994,000
   Allowance for Disposal of Discontinued Operations.             --            50,000
                                                          ----------       -----------
                                                          $4,891,000       $11,806,000
                                                          ==========       ===========
Year ended June 29, 2001
Reserves deducted from assets to which they apply:
   Allowance for Doubtful Accounts...................     $  435,000(1)    $ 1,565,000
   Inventory Reserve--Continuing Operations..........      4,289,000(2)      9,361,000
                                                          ----------       -----------
                                                          $4,724,000       $10,926,000
                                                          ==========       ===========
Reserves not deducted from assets:
   Product Warranty Reserve--Continuing Operations...     $1,289,000(3)    $ 3,610,000
   Product Warranty Reserve--Discontinued Operations.        102,000(3)         75,000
   Workers' Compensation Self-insurance..............        243,000(4)      1,178,000
   Allowance for Disposal of Discontinued Operations.             --            50,000
                                                          ----------       -----------
                                                          $1,634,000       $ 4,913,000
                                                          ==========       ===========
Year ended June 30, 2000
Reserves deducted from assets to which they apply:
   Allowance for Doubtful Accounts...................     $  190,000(1)    $ 1,148,000
   Inventory Reserve--Continuing Operations..........      1,287,000(2)      3,094,000
                                                          ----------       -----------
                                                          $1,477,000       $ 4,242,000
                                                          ==========       ===========
Reserves not deducted from assets:
   Product Warranty Reserve--Continuing Operations...     $1,365,000(3)    $ 2,232,000
   Product Warranty Reserve--Discontinued Operations.        260,000(3)        150,000
   Workers' Compensation Self-insurance..............        596,000(4)      1,577,000
   Allowance for Disposal of Discontinued Operations.             --            50,000
                                                          ----------       -----------
                                                          $2,221,000       $ 4,009,000
                                                          ==========       ===========

--------
(1) Uncollectible accounts written off, net of recoveries.
(2) Inventory disposal.
(3) Warranty claims honored during year.
(4) Workers compensation claims paid.
(5) Liabilities assumed in the acquisition of certain operations of ADC.

Note: Unless otherwise indicated, reserves relate to continuing operations.