Form 10-Q
period 2002-09-27
C COR NET CORP
filed 2002-11-12
CIK 350621

United States

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the thirteen-week period ended: September 27, 2002

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

Common Stock, $.05 Par Value - 36,353,496 shares as of October 24, 2002.

                                 C-COR.net Corp.


                                                                           Page
                                                                           ----
Part I -- FINANCIAL INFORMATION
  Item 1. Financial Statements
            Independent Accountants' Review Report                             2
            Condensed Consolidated Balance Sheets:
             As of September 27, 2002 and June 28, 2002                        3
            Condensed Consolidated Statements of Operations:
             Thirteen Weeks Ended September 27, 2002 and September 28, 2001    4
            Condensed Consolidated Statements of Cash Flows:
             Thirteen Weeks Ended September 27, 2002 and September 28, 2001    5
            Notes to Condensed Consolidated Financial Statements            6-15
  Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                      16-24
  Item 3. Quantitative and Qualitative Disclosures About Market Risk          25
  Item 4. Control Procedures                                                  26

Part II -- OTHER INFORMATION
  Item 6. Exhibits and Reports on Form 8-K                                    27
  Signatures                                                                  28
  Certifications                                                           29-30

                     Independent Accountants' Review Report


The Board of Directors and Stockholders
C-COR.net Corp.:

We have reviewed the condensed consolidated balance sheet of C-COR.net Corp. and subsidiaries as of September 27, 2002, and the related condensed consolidated statements of operations and cash flows for the thirteen-week periods ended September 27, 2002 and September 28, 2001. These condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of C-COR.net Corp. and subsidiaries as of June 28, 2002, and the related consolidated statements of operations, cash flows, and shareholders' equity for the year then ended (not presented herein); and in our report dated August 9, 2002, except as to Note U, which is as of September 16, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of June 28, 2002, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP
---------------------------
Harrisburg, Pennsylvania
October 11, 2002

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                 C-COR.net Corp.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)

                                                    September 27,      June 28,
                                                         2002            2002
                                                     ------------     ---------
                                                      (Unaudited)
ASSETS
Current assets
Cash and cash equivalents ........................   $     28,395     $ 111,858
Accounts and notes receivables, net ..............         42,032        27,582
Inventories ......................................         51,666        39,084
Refundable income taxes ..........................         10,340        10,425
Deferred taxes ...................................         19,035        18,715
Other current assets .............................          6,660         6,020
                                                     ------------     ---------
Total current assets .............................        158,128       213,684

Property, plant and equipment, net ...............         32,248        24,701
Intangible assets, net ...........................         63,968         8,843
Deferred taxes ...................................         25,932        20,549
Other long-term assets ...........................          3,018         3,046
                                                     ------------     ---------
Total assets .....................................   $    283,294     $ 270,823
                                                     ============     =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable .................................   $     25,985     $  15,333
Accrued liabilities ..............................         42,186        32,991
Current portion of long-term debt ................            626           633
                                                     ------------     ---------
Total current liabilities ........................         68,797        48,957

Long-term debt, less current portion .............          1,192         1,263
Other long-term liabilities ......................          1,930         2,005
                                                     ------------     ---------
Total liabilities ................................         71,919        52,225
                                                     ------------     ---------

Shareholders' equity
Common stock, $.05 par; authorized shares of
 100,000,000; issued shares of 39,988,250 on
 September 27, 2002 and 39,945,219 on
 June 28, 2002 ...................................          1,999         1,997
Additional paid-in capital .......................        264,025       263,936
Accumulated other comprehensive income ...........            504           546
Accumulated deficit...............................        (20,880)      (13,622)
Treasury stock at cost, 3,640,953 shares on
 September 27, 2002 and 3,629,506 shares on
 June 28, 2002 ...................................        (34,273)      (34,259)
                                                     ------------     ---------
Shareholders' equity .............................        211,375       218,598
                                                     ------------     ---------
Total liabilities and shareholders' equity .......   $    283,294     $ 270,823
                                                     ============     =========

See independent accountants' review report and notes to condensed consolidated financial statements.

                                 C-COR.net Corp.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                  (Unaudited)
                                                     Thirteen Weeks Ended
                                                  ---------------------------
                                                 September 27,     September 28,
                                                      2002              2001
                                                 -------------     -------------

Net sales ....................................        $ 44,635        $ 52,025
Cost of sales ................................          34,426          38,441
                                                      --------        --------
Gross margin .................................          10,209          13,584
                                                      --------        --------
Operating expenses:
Selling and administrative ...................          11,767          10,720
Research and product development .............           6,402           6,700
Amortization of goodwill and other intangibles             293           1,904
Acquired in-process technology charge ........           1,560               0
Restructuring costs ..........................             211           1,503
                                                      --------        --------
Total operating expenses .....................          20,233          20,827
                                                      --------        --------
Loss from operations .........................         (10,024)         (7,243)
Interest expense .............................            (222)            (25)
Investment income ............................             591             503
Other expense, net ...........................            (976)         (1,761)
                                                      --------        --------

Loss before income taxes .....................         (10,631)         (8,526)
Income tax benefit ...........................          (3,373)         (3,155)
                                                      --------        --------

Net loss .....................................        $ (7,258)       $ (5,371)
                                                      ========        ========

Net loss per share:
  Basic ......................................        $  (0.20)       $  (0.17)
  Diluted ....................................        $  (0.20)       $  (0.17)

Weighted average common shares and common share equivalents:
  Basic ......................................          36,347          32,479
  Diluted ....................................          36,347          32,479

See independent accountants' review report and notes to condensed consolidated financial statements.

                                 C-COR.net Corp.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)
                                                        Thirteen Weeks Ended
                                                      --------------------------
                                                     September 27, September 28,
                                                          2002          2001
                                                       ------------  -----------
Operating Activities:
Net loss..............................................   $ (7,258)     $ (5,371)
Adjustments to reconcile net loss to net cash
 used in operating activities:
Depreciation and amortization.........................      3,019         4,445
Acquired in-process technology charge ................      1,560            --
Provision for deferred retirement salary plan.........         26            10
Loss on sale of property, plant and equipment.........         --           157
Tax benefit deriving from exercise and sale of stock
 option shares........................................         --           451
Changes in operating assets and liabilities, net of
 effect of acquisitions:
  Accounts and notes receivable.......................      7,276       (14,922)
  Inventories.........................................      1,682           (87)
  Other assets........................................       (747)          986
  Accounts payable....................................     (2,960)        4,506
  Accrued liabilities.................................     (4,596)          124
  Deferred income taxes...............................     (4,103)       (4,348)
                                                          --------      --------
Net cash used in operating activities.................     (6,101)      (14,049)
                                                          --------      --------
Investing Activities:
Purchase of property, plant and equipment.............       (689)       (1,490)
Proceeds from the sale of property, plant
 and equipment........................................         --         1,059
Proceeds from sale of marketable securities and
 other short-term investments.........................         --         7,967
Acquisitions, net of cash acquired....................    (76,643)      (26,368)
                                                          --------      --------
Net cash used in investing activities.................    (77,332)      (18,832)
                                                          --------      --------
Financing Activities:
Payment of debt and capital lease obligations.........        (78)          (68)
Proceeds from issuance of common stock to employee
 stock purchase plan..................................         43            30
Proceeds from exercise of stock options and
 stock warrants.......................................         47           342
Purchase of treasury stock............................        (14)       (1,870)
                                                         --------       --------
Net cash used in financing activities.................         (2)       (1,566)
                                                         --------       --------
Effect of exchange rate changes on cash...............        (28)           --
                                                         --------       --------
Decrease in cash and cash equivalents.................    (83,463)      (34,447)
Cash and cash equivalents at beginning of period......    111,858        87,891
                                                         --------       --------
Cash and cash equivalents at end of period............   $ 28,395      $ 53,444
                                                         ========       ========
Supplemental cash flow information:
Non-cash investing and financing activities
  Fair value adjustment of available-for-sale
   securities........................................... $    (13)      $   (21)

See independent accountants' review report and notes to condensed consolidated financial statements.

                                 C-COR.net Corp.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands except per share data)

1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and, in the opinion of management, contain all adjustments (consisting only of normal, recurring adjustments) necessary to fairly present the Company's financial position as of September 27, 2002 and the results of operations for the thirteen-week periods ended September 27, 2002 and September 28, 2001. Operating results for the thirteen-week periods ended September 27, 2002 are not necessarily indicative of the results that may be expected for the year ending June 27, 2003, due to the cyclical nature of the industry in which the Company operates, fluctuations in currencies related to its foreign operations, and changes in overall conditions that could affect the carrying value of its assets and liabilities. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended June 28, 2002.

2. DESCRIPTION OF BUSINESS

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

3. ACCOUNTING CHANGE AND ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" (Statement 142). Statement 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. Statement 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Statement 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (Statement 121).

The Company adopted the provisions of Statement 142 effective June 29, 2002. In connection with Statement 142's transitional goodwill impairment evaluation, the Company is required to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit, an indication exists that the reporting unit goodwill may be impaired and the second step of the transitional impairment test must be performed. In the second step, the implied fair value of the reporting unit goodwill is compared with the carrying amount of the reporting unit goodwill, both of which would be measured as of the date of adoption. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, "Business Combinations." The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. This second step is required to be completed as soon as possible, but no later than June 27, 2003. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in our consolidated statement of operations.

The following information is provided to report what net loss for the thirteen-week periods ended September 27, 2002 and September 28, 2001 would have been, exclusive of amortization expense (including any related tax effects) recognized related to goodwill and intangible assets that are no longer being amortized as a result of the adoption of Statement 142:

                                                      Thirteen Weeks Ended
                                                    --------------------------
                                                   September 27,  September 28,
                                                        2002          2001
                                                    ------------  -----------


         Reported net loss                             $(7,258)      $(5,371)
         Add back: Goodwill and workforce
                     Amortization, net of tax                -           559
                                                     ------------  -----------
         Adjusted net loss                             $(7,258)      $(4,812)
                                                     ============  ===========
         Basic and diluted net loss per share:

         Reported net loss                             $ (0.20)      $ (0.17)
         Add back: Goodwill and workforce
                     Amortization, net of tax                -          0.02
                                                     ------------  -----------
         Adjusted net loss                             $ (0.20)      $ (0.15)
                                                     ============  ===========

As of the date of adoption, the Company had unamortized goodwill in the amount of $7,246 and unamortized identifiable intangible assets in the amount of $1,597 that are subject to the transition provisions of Statements 142. As part of adopting this standard, the Company is planning on obtaining an independent appraisal to assess the fair value of the Company's business units to determine whether goodwill and certain identifiable intangibles carried on our books were impaired and the extent of such impairment, if any, as of the date of adoption. The Company anticipates completing this independent appraisal in the quarter ended December 27, 2002, and as such, has not yet determined the impact of adopting Statement 142 on the financial statements at the date of this report, including whether the Company will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.

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

The Company adopted Statement 144 effective June 29, 2002. The adoption of Statement 144 for long-lived assets held for use did not have a material impact on the consolidated financial statements. The provisions of Statement 144 for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities.

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

4. BUSINESS COMBINATIONS

Fiscal Year 2003

On September 16, 2002, the Company acquired certain assets and liabilities of Philips Broadband Networks (PBN) from Royal Philips Electronics. PBN is a provider of broadband products, including transmission products, network optimizing technologies, and element management systems. PBN is supported by sales and services organizations worldwide, with a strong customer base in Europe and the Asia Pacific region. The purchase included assets in various countries, cable infrastructure products, and a design and production facility in Manlius, New York. These assets and the facility became part of our Broadband Communications Products Division. The purchase of these net assets and operations will provide the Company with an opportunity to increase its customer and installed equipment base, primarily in the international markets of Europe and Asia, and in addition, enable the Company to capitalize on the combined synergies of our skilled workforce, market focus, and product offerings. The purchase price for the acquisition was 80,000 Euros, which is subject to certain adjustments.

The effective date of the acquisition was August 26, 2002 (PBN's fiscal month end). Accordingly, the results of operations of PBN are included in the consolidated financial statements for the period from August 26, 2002 through

September 27, 2002. At closing on September 16, 2002, the Company made an initial cash payment of 75,000 Euros ($72,507 U.S. dollars, which is net of $200 of imputed interest) to Royal Philips Electronics, with subsequent payments subject to certain adjustments. The Company anticipates additional consideration to be paid of approximately $2,576 during the quarter ended December 27, 2002. In addition, the Company incurred direct transaction costs of approximately $862 to consummate the acquisition. The Company used its available cash to fund the acquisition. The acquisition is being accounted for as a purchase.

Any excess of the purchase price and related costs over the fair value of the acquired net assets of the business will be recorded as goodwill. The following table summarizes the estimated fair value of the net assets acquired from Royal Philips Electronics, including goodwill, as of the effective date of the acquisition.

Current assets................................       $35,945
Property, plant and equipment.................         9,384
Other long-term assets........................         1,600
Intangible assets ............................         5,215
Current liabilities...........................       (25,248)
Goodwill......................................        49,049
                                                   ----------
Total purchase price..........................       $75,945
                                                   ==========

One of the acquired intangible assets was in-process research and development, representing research and development projects that were commenced but not yet completed at the date of the acquisition, and which if unsuccessful, have no alternative future use in research and development activities or otherwise. The estimated value allocated to in-process research and development as of the acquisition date was $1,560. The amount allocated to in-process research and development was charged to expense as an acquired in-process technology charge in the condensed consolidated statements of operations during the quarter ended September 27, 2002. The Company anticipates obtaining a third-party valuation of certain intangible assets acquired, thus the allocation of the purchase price is preliminary and subject to change. A significant portion of the amount of the goodwill from the acquisition is expected to be deductible for tax purposes. However, due to expected basis differences in the book versus tax purchase price allocation, which has not been completed to date, the amount of the goodwill which is deductible versus not deductible has not yet been determined.

As of September 27, 2002, the net book value of intangible assets with definite useful lives, resulting from all of the Company's business combinations, was $4,959. These intangible assets are being amortized over their estimated useful life of 36 months. The weighted-average life remaining on these intangible assets is 30 months.

Fiscal Year 2002

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

The net assets acquired from ADC, including goodwill, were as follows:

Current assets                                              $27,899
Property and equipment                                        5,381
Intangible assets acquired                                    4,404
Other long-term assets                                        3,905
Current liabilities                                         (18,045)
Long-term debt                                                 (302)
Goodwill                                                      1,779
                                                          ----------
Total purchase price                                        $25,021
                                                          ==========


On July 3, 2001, a wholly owned subsidiary of the Company acquired Aerotec Communications, Inc. (Aerotec) for $2,250. These net assets became part of the Broadband Network Services Division. The results of operations of Aerotec have been included in the consolidated financial statements from the date of acquisition. Additional cash payments of up to $3,750 were required to be made to Aerotec shareholders if certain performance targets are met. These performance targets were substantially achieved and an additional cash payment of $3,586 was made in August 2002 and recorded as additional goodwill. The Company has recorded goodwill of $4,168 as of September 27, 2002 in connection with this transaction, which represented the excess of the purchase price and related costs over the fair value of the acquired net assets of the business. The impact of this acquisition on the Company's historical results of operations was not material.

Pro Forma

The following selected unaudited pro forma information is provided to present a summary of the combined results of the Company's continuing operations, as if the acquisition of certain operations of Philips and ADC had occurred as of June 30, 2001, giving effect to purchase accounting adjustments. The pro forma data is for informational purposes only and may not necessarily reflect the results of continuing operations of the Company had the operations acquired from Philips and ADC operated as part of the Company for the thirteen weeks ended September 27, 2002 and September 28, 2001, respectively.

                                                    Thirteen Weeks Ended
                                              September 27,      September 28,
                                                   2002              2001
Net sales                                        $ 59,167           $ 98,285
Net loss                                         $ (6,226)          $ (8,774)
Net loss per share--basic and diluted            $  (0.17)          $  (0.27)

5. INVENTORIES

Inventories include material, labor and overhead and are stated at the lower of cost or market. Cost is determined on the first-in, first-out method. Inventories as of September 27, 2002 and June 28, 2002 consisted of the following:

                       September 27,      June 28,
                           2002             2002
                          -------         -------
Finished goods         $     16,509    $      9,773
Work-in-process               8,430           8,041
Raw materials                26,727          21,270
                       ------------    ------------
Total inventories      $     51,666    $     39,084
                       ============    ============

6. CREDIT AGREEMENT

On November 7, 2002, the Company entered into a new financing agreement with a commercial lender. The new financing agreement is a two-year secured revolving credit facility, to be used for working capital and general corporate purposes, and provides an initial commitment up to an aggregate amount of $20,000. The financing agreement allows for issuance of letters of credit and cash borrowings. Letters of credit outstanding are limited to no more than $6,000. Cash borrowings are limited by certain availability reserves and a borrowing base, primarily a percentage of eligible domestic trade accounts receivables, up to the facility's maximum availability less letters of credit outstanding.

As security for the financing agreement, the Company has pledged the following collateral: trade accounts receivables, inventory, general intangibles, real estate, equipment, life insurance policies, and certain pledged stock of a wholly owned subsidiary. The financing agreement contains a number of restrictive covenants, including covenants limiting incurrence of unsubordinated debt, disposal of collateral, and the paying of dividends (except stock dividends). The financing agreement contains no financial covenants.

The financing agreement is committed through November 6, 2004. Borrowings under the credit agreement bear interest at an applicable bank rate or LIBOR plus two and three-quarters percent (2.75%) per annum, payable monthly. The financing agreement calls for a facility fee of $150 payable at execution of the agreement, a fee on the unused commitment of 0.375% per annum payable monthly, and an administrative fee of $36 per annum.

As a condition to closing on the finance agreement, the Company terminated its prior credit agreement with a bank, whereby $7,500 was available as a revolving line-of-credit, subject to an aggregate sub-limit of $5,000 for issuance of letters of credit. This credit agreement was committed through November 22, 2002. As of September 27, 2002, the Company had no borrowings outstanding under this prior credit agreement and had established letters of credit of $2,400 outstanding related to our workers' compensation programs and customer obligations. The Company will continue to maintain these letters of credit with the bank, and anticipates establishing an additional letter of credit of $525 related to an equipment lease obligation. We will be required to maintain cash deposits in the face amount of these letters of credit as collateral. An additional letter of credit in the face amount of $600 related to increased requirements under our workers compensation policy will be issued under the new financing agreement.

7. ACCRUED LIABILITIES

Accrued liabilities as of September 27, 2002 and June 28, 2002 consisted of the following:

                                           September 27,       June 28,
                                               2002              2002
                                           -------------    -------------
Accrued employee benefit expense           $      1,541    $      2,745
Accrued vacation expense                          3,437           2,868
Accrued salary expense                            2,574           2,635
Accrued warranty expense                         13,841          10,762
Accrued workers compensation
  self-insurance expense                            994             994
Accrued restructuring                             3,597           2,965
Accrued income tax payable                        2,477           1,809
Accrued other                                    13,725           8,213
                                           ------------    ------------
                                           $     42,186    $     32,991
                                           ============    ============


8. RESTRUCTURING COSTS

During the thirteen-week period ended September 27, 2002, the Company recorded a restructuring charge of $211, related to initiatives to improve its operating performance by aligning the cost structure across the Company with current business levels. The restructuring charge represents employee termination benefits for 183 employees, all of which was paid as of September 27, 2002.


Details of restructuring charges as of September 27, 2002 are as follows:

                                                        Restructuring
                                       Restructuring     Charges from
                            Accrual at   Charges in     Acquisitions in                 Accrual at
                             June 28,   Fiscal Year       Fiscal Year         Cash      September 27,
                              2002             2003          2003             Paid           2002
                          -----------  -------------   ---------------  ------------  ------------
Employee severance and
 termination benefits          $2,416          $211             $1,435      $    958        $3,104
Contractual obligations
 and other                        549             -                  -            56           493
                           -----------  -------------   ---------------  ------------  ------------
Total                          $2,965          $211             $1,435      $  1,014        $3,597
                           ===========  =============   ===============  ============  ============

The Company anticipates the remaining amounts accrued as of September 27, 2002 will be substantially paid out as of April 30, 2003. The Company intends to continue its initiatives to achieve more cost-effective operations throughout the remainder of fiscal year 2003, which is expected to result in additional restructuring expenses in amounts that have not yet been determined.

9. COMPREHENSIVE LOSS

The components of accumulated other comprehensive income, net of tax if applicable, are as follows:

                                                 September 27,     June 28,
                                                     2002            2002
                                                 -------------  -------------

Unrealized loss on marketable securities         $      (25)       $   (12)
Foreign currency translation gain                       529            558
                                                 -----------    -----------
Accumulated other comprehensive income           $      504        $   546
                                                 ===========    ===========

The components of comprehensive loss of the Company for the thirteen-week periods ended September 27, 2002 and September 28, 2001 are as follows:

                                                    Thirteen Weeks Ended
                                                 ----------------------------
                                                  September 27, September 28,
                                                       2002          2001
                                                  -------------  -------------
Net loss                                              $ (7,258)     $ (5,371)
Other comprehensive loss:
    Unrealized loss on marketable securities               (13)          (21)
    Foreign currency translation loss                      (29)           (3)
                                                      ---------     ---------
Other comprehensive loss                                   (42)          (24)
                                                      ---------     ---------
Comprehensive loss                                    $ (7,300)     $ (5,395)
                                                      =========     =========

10. NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding plus the dilutive effect of options and warrants. The dilutive effect of options and warrants is calculated under the treasury stock method using the average market price for the period. Net loss per share is calculated as follows:

                                                    Thirteen Weeks Ended
                                                -----------------------------
                                                September 27,     September 28,
                                                      2002            2001
                                                 ------------     ------------
Net loss                                         $   (7,258)      $   (5,371)
                                                 ============     ============

Weighted average common shares outstanding           36,347           32,479
Common share equivalents                                 -                -
                                                 ------------     ------------
Weighted average common shares and common
  share equivalents                                  36,347           32,479
                                                 ============     ============

Net loss per share - basic                       $    (0.20)      $    (0.17)
Net loss per share - diluted                     $    (0.20)      $    (0.17)

For the thirteen-week periods ended September 27, 2002 and September 28, 2001, common share equivalents of 199 and 1,601 shares, respectively, were excluded from the diluted net loss per share calculation because they were antidilutive.

11. SEGMENT INFORMATION

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

The following costs and asset categories are not allocated to our segments, and are reflected in the table as "unallocated items":

       - Corporate selling, general and administrative expenses, certain quality assurance costs, and technology oversight functions;

       - Restructuring costs;

       - Other intangible asset charges;

       - Goodwill amortization resulting from acquisitions;

       - Income tax benefit; and

       - Identifiable assets of cash and cash equivalents, marketable securities and other short-term investments, goodwill, and certain other long-term corporate assets.

Information about industry segments for the thirteen-week periods ended September 27, 2002 and September 28, 2001 are as follows:

                                                    Broadband         Broadband     Broadband
                                                  Communications       Network      Management
                                                     Products          Services      Solutions    Unallocated   Total
                                             ----------------------------------------------------------------------------
13 week period ended September 27, 2002
Net sales                                       $       38,371       $     6,019   $       245   $         -   $  44,635
Depreciation and amortization                            2,179               210           251           379       3,019
Operating income (loss)                                 (1,069)               45        (3,055)       (5,945)    (10,024)
Income tax benefit                                           -                 -             -         3,373       3,373
Identifiable assets at September 27, 2002              229,041            23,788        13,424        17,041     283,294
Capital expenditures                                       268                43           267           111         689


13 week period ended September 28, 2001

Net sales                                       $       43,920       $     7,944   $       161   $         -   $  52,025
Depreciation and amortization                            1,728               233         1,666           818       4,445
Operating income (loss)                                  4,214               524        (5,132)       (6,849)     (7,243)
Income tax benefit                                           -                 -             -         3,155       3,155
Identifiable assets at September 28, 2001              154,196            25,097        27,422        48,227     254,942
Capital expenditures                                       116                59           117         1,198       1,490




Sales to unaffiliated customers by geographic region are as follows:

                                              Thirteen Weeks Ended
                                         --------------------------------
                                         September 27,      September 28,
                                             2002                2001
                                           ---------           ---------
    United States                          $ 34,163            $ 43,600
    Europe                                    5,040               2,883
    Other                                     5,432               5,542
                                           ---------           ---------
    Total                                  $ 44,635            $ 52,025
                                           =========           =========

Long-lived assets by geographic region are as follows:

                                        September 27,        September 28,
                                             2002                2001
                                        -------------        -------------
    United States                          $ 74,475            $ 55,734
    Europe                                   16,836                 889
    Other                                     4,905               2,460
                                           --------           ----------
    Total                                  $ 96,216            $ 59,083
                                           =========          ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion addresses the financial condition of C-COR.net Corp. as of September 27, 2002, and the results of our operations for the thirteen-week period ended September 27, 2002, compared with the same period of the prior fiscal year. This discussion should be read in conjunction with the Management's Discussion and Analysis section for the fiscal year ended June 28, 2002, included in the Company's Annual Report on Form 10-K.

Disclosure Regarding Forward-Looking Statements

Some of the information presented in this report contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, among others, our ability to expand our product offering, fluctuations in demand for telecommunications equipment and broadband management services, the slowdown in network upgrade activity and the level of future network upgrade activity, the trend toward more fiber in the network, global demand for our products and services, our ability to expand our operations internationally, including the impact of the Philips Broadband Networks (PBN) acquisition, our assessment of credit risk related to major customers, and statements relating to our business strategy. Forward-looking statements represent our judgment regarding future events. Although we believe we have a reasonable basis for these forward-looking statements, we cannot guarantee their accuracy and actual results may differ materially from those anticipated due to a number of uncertainties, many of which we are not aware. Factors which could cause actual results to differ from expectations include, among others, capital spending patterns of the communications industry, our ability to develop new and enhanced products, continued industry consolidation, the development of competing technologies, changes in the credit profile of major customers that would lead us to restrict new product shipments or record an increase in the allowance for doubtful accounts, and our ability to achieve our strategic objectives. For additional information concerning these and other important factors that may cause our actual results to differ materially from expectations and underlying assumptions, please refer to the reports filed by us with the Securities and Exchange Commission.

Business Overview

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

Business Combinations

On September 16, 2002, we acquired certain assets and liabilities of Philips Broadband Networks (PBN) from Royal Philips Electronics. PBN is a provider of broadband products, including transmission products, network optimizing technologies, and element management systems. PBN is supported by sales and services organizations worldwide, with a strong customer base in Europe and the Asia Pacific region. The purchase included assets in various countries, cable infrastructure products, and a design and production facility in Manlius, New York. These assets and the facility became part of our Broadband Communications Products Division. The purchase price for the acquisition was 80.0 million Euros, which is subject to certain adjustments.

The effective date of the acquisition was August 26, 2002. Accordingly, the results of operations of PBN are included in the consolidated financial statements for the period from August 26, 2002 through September 27, 2002. At closing on September 16, 2002, the Company made an initial cash payment of 75.0 million Euros ($72.5 million U.S. dollars, which is net of $200,000 of imputed interest) to Royal Philips Electronics, with subsequent payments subject to certain adjustments. The Company anticipates additional consideration to be paid of approximately $2.6 million during the quarter ending December 27, 2002. In addition, the Company incurred direct transaction costs of approximately $862,000 to consummate the transaction. The Company used its available cash to fund the acquisition. The acquisition is being accounted for as a purchase.

On August 4, 2001, we acquired certain assets and assumed certain liabilities of ADC Telecommunications, Inc. (ADC). The assets and operations acquired from ADC were considered the purchase of a business and were included in the consolidated financial statements since the date of purchase. Consideration for the acquisition was approximately $25.0 million, consisting of a cash payment of $24.6 million to ADC and direct transaction costs incurred of approximately $425,000. In addition, we assumed certain liabilities. The Company has recorded goodwill of $1.8 million as of September 27, 2002 in connection with this transaction, which represents the excess of the purchase price and related costs over the fair value of the acquired net assets of the business.

On July 3, 2001, a wholly owned subsidiary of the Company acquired Aerotec Communications, Inc. (Aerotec) for $2.3 million. These net assets became part of the Broadband Network Services Division. The results of operations of Aerotec have been included in the consolidated financial statements from the date of acquisition. Additional cash payments of up to $3.8 million were required to be made to Aerotec shareholders if certain performance targets are met. These performance targets were substantially achieved and an additional cash payment of $3.6 million was made in August 2002 and recorded as additional goodwill. The Company has recorded goodwill of $4.2 million as of September 27, 2002 in connection with this transaction, which represents the excess of the purchase price and related costs over the fair value of the acquired net assets of the business.

Results of Operations

Net sales for the thirteen-week period ended September 27, 2002 were $44.6 million, a decrease of 14% from the prior year's sales of $52.0 million for the same period.

Broadband Communications Products segment sales decreased by 13% to $38.4 million during the thirteen-week period, compared to $43.9 million for the same period of the prior year. Sales resulting from the acquisition of the PBN assets and operations during the thirteen-week period ended September 27, 2002 were approximately $9.6 million. Optical product sales decreased by 17% to $18.0 million during the thirteen-week period ended September 27, 2002, compared to

$21.6 for the same period of the prior year. Sales of radio frequency amplifiers decreased by 9% to $20.4 million during the thirteen-week period ended September 27, 2002, compared to $22.3 million for the same period of the prior year. Although the Company has broadened its customers and increased its base of installed equipment, the Company's sales of Broadband Communications Products is dependent on the capital spending levels of its customers. Demand for our Broadband Communications Products, primarily from domestic cable operations, decreased during the quarter. Many of our customers have deferred capital spending, reducing their purchases of broadband communications products compared to the same period a year ago. Moreover, certain of our customers have experienced financial difficulties, including Adelphia Communications, which filed a petition for protection under the federal bankruptcy statutes in June 2002.

Broadband Network Services segment sales decreased by 24% to $6.0 million during the thirteen-week period, compared to $7.9 million for the same period of the prior year. The decrease during the quarter also resulted from reduced spending by domestic cable operators on technical services. Sales were primarily attributable to technical services performed in our customers' plants, including system sweep, reverse path activation, ingress mitigation, node certification, and system maintenance, which were also affected negatively by the slowdown in spending by domestic cable operators.

Broadband Management Solutions segment sales were $245,000 during the thirteen-week period, compared to $161,000 for the same period of the prior year. Sales for both periods were primarily attributable to mobile workforce software licenses and professional services.

Domestic sales as a percentage of total consolidated sales were 77% for the thirteen-week period ended September 27, 2002, compared to 84% for the same period of the prior year. Sales to domestic customers decreased by 22% to $34.2 million during the thirteen-week period, compared to $43.6 million for the same period of the prior year. This decrease resulted from reductions in Broadband Communications Products segment and Broadband Network Services segment sales, due to a slowdown in spending by certain domestic multiple system operators
(MSOs).

International sales as a percentage of total consolidated sales were 23% for the thirteen-week period ended September 27, 2002, compared to 16% for the same period of the prior year. Sales to international customers increased by 24% to $10.5 million for the thirteen-week period, compared to $8.4 million for the same period of the prior year. The increase resulted from higher Broadband Communications Products segment sales primarily in Europe and Asia during the period. As a result of our acquisition of PBN assets and operations, we have increased our customers and installed equipment base in the markets of Europe and Asia. We have added operations in the Netherlands, Spain, Portugal, United Kingdom, France, Germany, Singapore and Australia. These operations include engineering, sales and administrative support activities to support the delivery of localized versions of products and services to customers in Europe and Asia. We expect the demand for our products in international markets will continue to be highly variable. The international markets represent distinct markets in which capital spending decisions for hybrid fiber coax network distribution equipment can be affected by a variety of factors, including access to financing and general economic conditions.

At September 27, 2002, our backlog of orders was $48.5 million, including $24.1 million for Broadband Communications Products, of which $19.1 million resulted from our acquisition of PBN, $21.3 million for Broadband Network Services, and $3.1 million for Broadband Management Solutions. By comparison, backlog at the beginning of the quarter as of June 28, 2002 was $28.6 million, including $7.7 million for Broadband Communications Products, $20.2 million for Broadband Network Services, and $689,000 for Broadband Management Solutions.

Gross margin was 22.9% for the thirteen-week period ended September 27, 2002. This compares to 26.1% for the same period of the prior year. For the Broadband Communications Products segment, gross margin was 25.3% for the thirteen-week period ended September 27, 2002. This compares to 28.8% for the same period of the prior year. The decrease in Broadband Communications Products segment gross margin was due primarily to decreased volume, resulting in higher manufacturing costs per unit due to allocating fixed factory overhead costs, and shifts in product mix. For the Broadband Network Services segment, gross margin was 19.3% for the thirteen-week period ended September 27, 2002. This compares to 20.5% for the same period of the prior year. The decrease in Broadband Network Services segment gross margin was due to lower service revenues, as well as variability in the gross margins associated with the various technical service offered. For the Broadband Management Solutions segment, gross margin was (268%) for the thirteen-week period ended September 27, 2002. This compares to (438%) for the same period of the prior year. Broadband Management Solutions segment gross margin was negatively impacted in both periods by costs associated with employees that support the deployment of network services management and mobile workforce management solutions which are included in cost of sales. We anticipate that our future gross margin will continue to be affected by many factors, including revenue levels, sales mix, competitive pricing, the timing of new product introductions.

Selling and administrative expenses were $11.8 million (26.4% of net sales) for the thirteen-week period ended September 27, 2002, compared to $10.7 million (20.6% of net sales) for the same period of the prior year. Selling and administrative expenses increased during the thirteen-week period due to personnel costs and administrative expenses related to our acquisition of PBN assets and operations, effective as of August 26, 2002. This increase was partially offset by expenses incurred in the same period of the prior year associated with the implementation of a fully integrated enterprise resource planning (ERP) system. The ERP system is a software-based management tool that will simplify and standardize business processes such as financial systems, manufacturing and purchasing, product development, and customer relationship management. Costs of $1.8 million related to business process reengineering activities and training associated with this project were expensed as incurred during the thirteen-week period ended September 28, 2001. We anticipate increased selling and administrative expenses in future periods related to the acquisition of PBN, as we integrate the organization and its infrastructure.

Research and product development expenses were $6.4 million (14.3% of net sales) for the thirteen-week period ended September 27, 2002, compared to $6.7 million (12.9% of net sales) for the same period of the prior year. Research and product development expenses in the Broadband Communications Products segment were $4.8 million for the thirteen-week period ended September 27, 2002, compared to $4.3 million for the same period of the prior year. The increase was primarily due to higher personnel costs resulting from our acquisition of certain assets and operations of Philips. The higher expenditure levels were primarily for the development of optical products. Research and product development expenses in the Broadband Management Solutions segment were $1.4 million for the thirteen-week period ended September 27, 2002, compared to $2.2 million for the same period of the prior year. The decrease was primarily due to lower personnel costs resulting from reductions in the workforce and lower expenses for the development of mobile workforce management software solutions. Other research and product development expenses, not charged to segments, were $133,000 for the thirteen-week period ended September 27, 2002, compared to $175,000 for the same period of the prior year. We anticipate continuing investments in research and product development expenses in future periods related to ongoing initiatives in the development of optical products and network services management and mobile workforce software capabilities.

Operating loss (excluding unallocated items) for the Broadband Communications Products segment for the thirteen-week period ended September 27, 2002 was $1.1 million, compared to operating income of $4.2 million for the same period of the prior year. The decrease in operating income for the thirteen-week period ended September 27, 2002 was primarily attributable to the lower sales volume and gross margins during the period, and higher operating costs associated with our acquisition of PBN during the period. Operating income (excluding unallocated items) for the Broadband Network Services segment for the thirteen-week period ended September 27, 2002 was $45,000, compared to $524,000 for the same period of the prior year. The decrease in operating income derives primarily from the lower sales volume and gross margins during the period. Operating loss (excluding unallocated items) for the Broadband Management Solutions segment for the thirteen-week period ended September 27, 2002 was $3.1 million, compared to an operating loss of $5.1 million for the same period of the prior year. The decrease in operating loss derives primarily from lower research and development costs associated with the development of operational support services solutions, as well as the elimination of amortization expense associated with identifiable intangible assets that were written off due to their impairment as of June 28, 2002.

Interest expense was $222,000 for the thirteen-week period ended September 27, 2002, compared to $25,000 for the same period of the prior year. The increase in interest expense during the thirteen-week period resulted primarily from an imputed interest charge recorded during the period related to the PBN acquisition.

Investment income was $591,000 for the thirteen-week period ended September 27, 2002, compared to $503,000 for the same period of the prior year. The increase in investment income resulted from a higher average investment balance during the period compared to a year ago.

Other expense, net was $976,000 for the thirteen-week period ended September 27, 2002, compared to $1.8 million for the same period of the prior year. Other expense, net for the thirteen-week period ended September 27, 2002 included a $1.6 million loss related to the settlement of a foreign exchange forward contract, which was offset by the partial recovery of $800,000 on a note receivable from a third party that had been fully reserved for by the Company in a prior period. Other expense, net for the thirteen-week period ended September 28, 2001 includes a charge to reserve for the aforementioned note receivable in the amount of $1.3 million.

Our overall effective income tax rate was (31.7%) for the thirteen-week period ended September 27, 2002, compared to (37.0%) for the same period of the prior year. The lower effective income tax rate for the quarter reflects the impact of U.S. federal, foreign and state income taxes, permanent differences associated with the acquisition of PBN, and the provision of valuation allowances. In addition, fluctuations in the effective income tax rate from period to period reflect changes in permanent differences, non-deductible amounts, the relative profitability related to U.S. versus non-U.S. operations and the differences in statutory tax rates by jurisdiction.

Liquidity and Capital Resources

As of September 27, 2002, cash and cash equivalents totaled $28.4 million, down from $111.9 million at June 28, 2002.

Net cash used in operating activities was $6.1 million for the thirteen-week period, compared with cash used by operations of $14.0 million for the same period of the prior year. For the thirteen-week period ended September 27, 2002 net cash used in operating activities was due primarily to the increased net loss incurred during the period, reductions in accounts payables and accrued liabilities, and an increase in deferred income taxes related to additional net operating loss carryforwards recorded in the period. These changes were partially offset by reductions in inventories and accounts and notes receivable for the period.

Net cash used in investing activities was $77.3 million for the thirteen-week period ended September 27, 2002, compared to cash used in investing activities of $18.8 million for the same period of the prior year. The increase in cash used in investing activities during the period was due primarily to utilizing $73.1 million of cash for the acquisition of PBN assets and operations, and $3.6 million for the payment of an earnout provision associated with our Aerotec acquisition. In addition to the initial consideration paid to Philips, subsequent payments are required under the terms of the acquisition agreement. The Company anticipates additional consideration to be paid of approximately $2.6 million during the quarter ended December 27, 2002. The major elements of the change in cash for the same period of the prior year were $26.4 million used for the acquisition of operations of ADC, which were offset partially by proceeds of $9.0 million from the sale of marketable securities and other short-term investments and property, plant and equipment.

Net cash used in financing activities was $2,000 for the thirteen-week period ended September 27, 2002, compared with cash used in financing activities of $1.6 million for the same period of the prior year. The current year activity primarily represented payments on long-term debt, which were partially offset by proceeds from issuance of common stock to our employee stock purchase plan and from the exercise of stock options and warrants. The major element of the change in cash used for financing activities for the same period of the prior year was $1.9 million for the purchase of treasury stock.

On November 7, 2002, we entered into a new financing agreement with a commercial lender. The new financing agreement is a two year secured revolving credit facility, to be used for working capital and general corporate purposes, and provides an initial commitment up to an aggregate amount of $20.0 million. The financing agreement allows for issuance of letters of credit and cash borrowings. Letters of credit outstanding are limited to no more than $6.0 million. Cash borrowings are limited by certain availability reserves and a borrowing base, primarily a percentage of eligible domestic trade accounts receivables, up to the facility's maximum availability less letters of credit outstanding.

As security for the financing agreement, the Company has pledged the following collateral: trade accounts receivables, inventory, general intangibles, real estate, equipment, life insurance policies, and certain pledged stock of a wholly owned subsidiary. The financing agreement contains a number of restrictive covenants, including covenants limiting incurrence of unsubordinated debt, disposal of collateral, and the paying of dividends (except stock dividends). The financing agreement contains no financial covenants.

The financing agreement is committed through November 6, 2004. Borrowings under the credit agreement bear interest at an applicable bank rate or LIBOR plus two and three-quarters percent (2.75%) per annum, payable monthly. The financing agreement calls for a facility fee of $150,000 payable at execution of the agreement, a fee on the unused commitment of 0.375% per annum payable monthly, and an administrative fee of $36,000 per annum.

As a condition for closing on the finance agreement, the Company terminated its prior credit agreement with a bank, whereby $7.5 million was available as a revolving line-of-credit, subject to an aggregate sub-limit of $5.0 million for issuance of letters of credit. This credit agreement was committed through November 22, 2002. As of September 27, 2002, we had no borrowings outstanding under this prior credit agreement and had established letters of credit of $2.4 million outstanding related to our workers' compensation programs and customer obligations. The Company will continue to maintain these letters of credit with the bank, and anticipates establishing an additional letter of credit of $525,000 related to an equipment lease obligation. We will be required to maintain cash deposits in the face amount of these letters of credit as collateral. An additional letter of credit in the face amount of $600,000 related to increased requirements under our workers compensation policy will be issued under the new financing agreement.

Our main source of liquidity is our cash on hand. We will continue to use cash to fund operating losses anticipated in the next quarter, however we expect to realize cash savings from ongoing restructuring initiatives. We intend to continue our initiatives to achieve more cost-effective operations throughout the remainder of fiscal year 2003, which is expected to result in additional restructuring expenses in amounts that have not yet been determined. In addition, based upon our recent operating losses, we expect to receive a federal income tax refund of approximately $10.0 million during the quarter ended December 27, 2002.

We believe that current cash and cash equivalents balances, our expected federal income tax refund, as well as our new financing agreement discussed above will be adequate to cover our operating cash requirements, restructuring costs and the additional consideration for the acquisition of certain operations of PBN over the next 12 months. However, we may find it necessary or desirable to seek other sources of financing to support our capital needs and provide available funds for working capital, or financing strategic initiatives, including acquiring or investing in complementary businesses, products, services, or technologies. Given the current status of the communications industry and its impact on our near term financial results and the restrictions in the financing agreement, we believe there are limited alternatives available as sources of additional financing. Accordingly, any plan to raise additional capital would likely involve equity-based financing, such as the issuance of common stock, preferred stock, or unsubordinated convertible debt securities and warrants under the Company's previously filed Registration Statement, which would be dilutive to existing shareholders.

Accounting Changes and Accounting Pronouncement

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" (Statement 142). Statement 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. Statement 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Statement 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (Statement 121).

The Company adopted the provisions of Statement 142 effective June 29, 2002. In connection with Statement 142's transitional goodwill impairment evaluation, the Company is required to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit, an indication exists that the reporting unit goodwill may be impaired and the second step of the transitional impairment test must be performed. In the second step, the implied fair value of the reporting unit goodwill is compared with the carrying amount of the reporting unit goodwill, both of which would be measured as of the date of adoption. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141,"Business Combinations." The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. This second step is required to be completed as soon as possible, but no later than June 27, 2003. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in our consolidated statement of operations in the quarter ended December 27, 2002.

As of the date of adoption, the Company had unamortized goodwill in the amount of $7.2 million and unamortized identifiable intangible assets in the amount of $1.6 million that are subject to the transition provisions of Statements 142. As part of adopting this standard, the Company is planning on obtaining an independent appraisal to assess the fair value of the Company's business units to determine whether goodwill and certain identifiable intangibles carried on our books were impaired and the extent of such impairment, if any, as of the date of adoption. The Company anticipates completing this independent appraisal in the quarter ended December 27, 2002, and as such, has not yet determined the impact of adopting Statement 142 on the financial statements at the date of this report, including whether the Company will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle. For additional information and disclosures regarding Statement 142, see Note 3.

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

The Company adopted Statement 144 effective June 29, 2002. The adoption of Statement 144 for long-lived assets held for use did not have a material impact on the consolidated financial statements. The provisions of Statement 144 for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities.

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

The Company is exposed to foreign currency exchange rate risks inherent in our sales commitments, anticipated sales, and assets and liabilities denominated in currencies other than the United States dollar. As of June 28, 2002, the Company had one outstanding foreign exchange forward contract in the notional amount of 80 million Euros. The Company was using this contract as an economic hedge of the forecasted purchase price of PBN. SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," prohibits the use of hedge accounting for forecasted transactions of a business combination. Therefore, the Company recorded the fair value of the foreign exchange forward contract in the amount of $1.6 million as a component of other income (expense), net in the consolidated statements of operations as of June 28, 2002, based on quoted market prices. This contract matured on August 21, 2002. As a result, a reduction in the fair value of the contract at the time of settlement was recorded during the quarter ending September 27, 2002 resulting in a loss of $1.6 million.

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

Item 4.  Controls and Procedures


The Company's management is responsible for the preparation, integrity and objectivity of the financial statements and other information presented in this report. The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States and reflect certain estimates and adjustments by management. The Company's management maintains a system of internal accounting controls and disclosure controls and procedures which management believes provide reasonable assurance that the transactions are properly recorded and the Company's assets are protected from loss or unauthorized use.

The integrity of the accounting and disclosure systems are based on policies and procedures, the careful selection and training of qualified financial personnel, a program of internal controls and direct management review. The Company's disclosure control systems and procedures are designed to ensure timely collection and evaluation of information subject to disclosure, to ensure the selection of appropriate accounting policies and to ensure compliance with the Company's accounting policies and procedures.

Pursuant to Exchange Act Rule 13a-15, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Exchange Act Rule 13a-14. Based upon that evaluation, as of November 5, 2002 the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of the disclosure controls and procedures are effective. No significant changes were made in the Company's internal controls or in the other factors that could significantly affect these controls since November 5, 2002 and there have been no corrective actions with regard to significant deficiencies or material weaknesses.

Over the next 90 days, the Company, in conjunction with third party consultants, will be performing a controls review of our Enterprise Resource Planning (ERP) system that was implemented over the past six to nine months. The Company will be performing a review of the database infrastructure and architecture, administrative policies and procedures, configurations, and security as it relates to the implementation of this ERP system. The objective of the review is to provide an independent assessment of the control environment associated with the Company's business information system.

PART II. OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

The following exhibits are included herein:

       (10) Financing Agreement dated November 7, 2002 by and among The CIT Group/Business Credit, Inc., C-COR.net Corp., Broadband Capital Corporation, Broadband Royalty Corporation, Broadband Management Solutions, LLC and Broadband Network Services, Inc.

       (15)    Letter re: Unaudited Interim Financial Information.

       (99)(a) Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 135

       (99)(a) Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 135

Reports on Form 8-K

On September 25, 2002, the Registrant filed a Form 8-K dated September 16, 2002, reporting that on September 16, 2002, the Registrant completed its purchase of certain assets of Philips Broadband Networks, under the terms and conditions previously announced on July 8, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 C-COR.net Corp.
                                  (Registrant)


Date: November 12, 2002                        /s/ David A. Woodle
                                              ---------------------------------
                                               Chief Executive Officer


Date: November 12, 2002                        /s/ William T. Hanelly
                                              ---------------------------------
                                               Chief Financial Officer
                                               (Principal Financial Officer)

Date: November 12, 2002                        /s/ Joseph E. Zavacky
                                              ---------------------------------
                                               Controller & Assistant
                                               Secretary
                                               (Principal Accounting Officer)

                                 CERTIFICATIONS

I, David A. Woodle, certify that:

1. I have reviewed this quarterly report on Form 10-Q of C-COR.net Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of:

       a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 12, 2002                        /s/ David A. Woodle
                                          ----------------------------------
                                                   David A. Woodle
                                                   Chief Executive Officer

                                 CERTIFICATIONS

I, William T. Hanelly, certify that:

1.       I have reviewed this quarterly report on Form 10-Q of C-COR.net Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

       a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 12, 2002                        /s/ William T. Hanelly
                                          ---------------------------------
                                                   William T. Hanelly
                                                   Chief Financial Officer