Form 10-Q
period 2002-12-27
C COR NET CORP
filed 2003-02-10
CIK 350621

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the thirteen-week period ended: December 27, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

C-COR.net Corp.

(Exact Name of Registrant as Specified in Charter)

Pennsylvania	0-10726	24-0811591
(State or Other Jurisdiction of Incorporation)	(Commission File Number)	(IRS Employer Identification No.)

60 Decibel Road State College, PA	16801
(Address of Principal Executive Offices)	(Zip Code)

(814) 238-2461

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.05 Par Value—36,368,725 shares as of January 23, 2003.

C-COR.net Corp.

Independent Accountants’ Review Report

The Board of Directors and Shareholders

C-COR.net Corp.:

We have reviewed the condensed consolidated balance sheet of C-COR.net Corp. and subsidiaries as of December 27, 2002, and the related condensed consolidated statements of operations and cash flows for the thirteen-week and twenty-six week periods ended December 27, 2002 and December 28, 2001. These condensed consolidated financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of C-COR.net Corp. and subsidiaries as of June 28, 2002, and the related consolidated statements of operations, cash flows, and shareholders’ equity for the year then ended (not presented herein); and in our report dated August 9, 2002, except as to Note U, which is as of September 16, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of June 28, 2002, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP
Harrisburg, Pennsylvania January 10, 2003

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

C-COR.net Corp.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 27, 2002	June 28, 2002
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$35,198	$111,858
Restricted cash	2,585	—
Accounts and notes receivables, net	38,315	27,582
Inventories	47,589	39,084
Refundable income taxes	888	10,425
Deferred taxes	18,462	18,715
Other current assets	4,403	6,020

Total current assets	147,440	213,684
Property, plant and equipment, net	26,851	24,701
Goodwill and other intangible assets, net	75,691	8,843
Deferred taxes	28,410	20,549
Other long-term assets	3,392	3,046

Total assets	$281,784	$270,823

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$21,921	$15,333
Accrued liabilities	49,289	32,991
Current portion of long-term debt	642	633

Total current liabilities	71,852	48,957
Long-term debt, less current portion	1,125	1,263
Other long-term liabilities	2,036	2,005

Total liabilities	75,013	52,225

Shareholders’ equity
Preferred stock, no par value; authorized shares of 2,000,000; none issued	—	—
Common stock, $.05 par; authorized shares of 100,000,000; issued shares of 40,004,206 on December 27, 2002 and 39,945,219 on June 28, 2002	2,000	1,997
Additional paid-in capital	264,072	263,936
Accumulated other comprehensive income	619	546
Accumulated deficit	(25,588)	(13,622)
Treasury stock at cost, 3,645,339 shares as of December 27, 2002 and 3,629,506 shares as of June 28, 2002	(34,332)	(34,259)

Shareholders’ equity	206,771	218,598

Total liabilities and shareholders’ equity	$281,784	$270,823

See independent accountants’ review report and notes to condensed consolidated financial statements.

C-COR.net Corp.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended
	December 27, 2002	December 28, 2001
Net sales	$53,974	$67,171
Cost of sales	41,390	46,657

Gross margin	12,584	20,514

Operating expenses:
Selling and administrative	12,489	11,130
Research and product development	7,404	7,624
Amortization of goodwill and other intangibles	496	1,904
Restructuring costs (credits)	(13)	(401)

Total operating expenses	20,376	20,257

Income(loss) from operations	(7,792)	257
Interest expense	(14)	(64)
Investment income	138	497
Foreign exchange gain	468	456
Other income, net	23	46

Income (loss) before income taxes	(7,177)	1,192
Income tax expense (benefit)	(2,469)	695

Net income (loss)	$(4,708)	$497

Net income (loss) per share:
Basic	$(0.13)	$0.02
Diluted	$(0.13)	$0.01
Weighted average common shares and common share equivalents:
Basic	36,355	32,129
Diluted	36,355	33,517

See independent accountants’ review report and notes to condensed consolidated financial statements.

C-COR.net Corp.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Twenty-six Weeks Ended
	December 27, 2002	December 28, 2001
Net sales	$98,609	$119,196
Cost of sales	75,816	85,098

Gross margin	22,793	34,098

Operating expenses:
Selling and administrative	24,256	21,850
Research and product development	13,806	14,324
Amortization of goodwill and other intangibles	789	3,808
Acquired in-process technology charge	1,560	—
Restructuring costs	198	1,102

Total operating expenses	40,609	41,084

Loss from operations	(17,816)	(6,986)
Interest expense	(236)	(89)
Investment income	729	1,000
Foreign exchange gain (loss)	(1,241)	435
Other income (expense), net	756	(1,694)

Loss before income taxes	(17,808)	(7,334)
Income tax benefit	(5,842)	(2,460)

Net loss	$(11,966)	$(4,874)

Net loss per share:
Basic	$(0.33)	$(0.15)
Diluted	$(0.33)	$(0.15)
Weighted average common shares and common share equivalents:
Basic	36,351	32,304
Diluted	36,351	32,304

See independent accountants’ review report and notes to condensed consolidated financial statements.

C-COR.net Corp.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Twenty-six Weeks Ended
	December 27, 2002	December 28, 2001
Operating Activities:
Net loss	$(11,966)	$(4,874)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	7,330	8,860
Acquired in-process technology charge	1,560	—
Provision for deferred retirement salary plan	—	(22)
Loss on sale of property, plant and equipment	119	329
Tax benefit deriving from exercise and sale of stock option shares	—	451
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts and notes receivable	9,628	(17,630)
Inventories	6,212	4,026
Other assets	8,168	5,606
Accounts payable	(7,024)	1,062
Accrued liabilities	(5,426)	766
Deferred income taxes	(6,008)	(4,140)

Net cash provided by (used in) operating activities	2,593	(5,566)

Investing Activities:
Purchase of property, plant and equipment	(2,304)	(4,643)
Proceeds from the sale of property, plant and equipment	12	1,117
Purchases of marketable securities and other short-term investments	—	(5,032)
Proceeds from sale of marketable securities and other short-term investments	—	12,999
Acquisitions, net of cash acquired	(76,983)	(26,217)

Net cash used in investing activities	(79,275)	(21,776)

Financing Activities:
Payment of debt and capital lease obligations	(128)	(137)
Proceeds from issuance of common stock to employee stock purchase plan	84	98
Proceeds from exercise of stock options and stock warrants	55	1,258
Purchase of treasury stock	(73)	(3,021)

Net cash used in financing activities	(62)	(1,802)

Effect of exchange rate changes on cash	84	(533)

Decrease in cash and cash equivalents	(76,660)	(29,677)
Cash and cash equivalents at beginning of period	111,858	87,891

Cash and cash equivalents at end of period	$35,198	$58,214

Supplemental cash flow information:
Non-cash investing and financing activities
Fair value adjustment of available-for-sale securities	$(11)	$19

See independent accountants’ review report and notes to condensed consolidated financial statements

C-COR.net Corp.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands except per share data)

1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and, in the opinion of management, contain all adjustments (consisting only of normal, recurring adjustments) necessary to fairly present C-COR.net Corp.’s (the Company) financial position as of December 27, 2002 and the results of operations for the thirteen-week and twenty-six week periods ended December 27, 2002 and December 28, 2001. Operating results for the thirteen-week and twenty-six week periods ended December 27, 2002 are not necessarily indicative of the results that may be expected for the year ending June 27, 2003, due to the cyclical nature of the industry in which the Company operates, fluctuations in currencies related to its foreign operations, and changes in overall conditions that could affect the carrying value of its assets and liabilities. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the fiscal year ended June 28, 2002.

2. DESCRIPTION OF BUSINESS

The Company designs, manufactures, and markets network distribution and transmission products and provides services and operational support systems to operators of advanced hybrid fiber coax broadband networks. The Company operates in three industry segments: Broadband Communications Products, Broadband Network Services, and Broadband Management Solutions.

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

3. ACCOUNTING CHANGE AND ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” (Statement 142). Statement 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. Statement 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Statement 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (Statement 144).

The Company adopted the provisions of Statement 142 effective June 29, 2002. As of the date of adoption, the Company had unamortized goodwill in the amount of $7,246 and unamortized identifiable intangible assets in the amount of $1,597 that are subject to the transition provisions of Statements 142. In connection with Statement 142’s transitional goodwill impairment evaluation, the Company was required to perform an assessment of whether there was an indication that goodwill was impaired as of the date of adoption. To accomplish this, the Company identified its reporting units and determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company then determined the fair value of each reporting unit. The fair value was determined by an independent third party appraisal, using a discounted cash flow model. As a result of this evaluation, the Company did not have an impairment of goodwill as of June 29, 2002. The Company is required to reevaluate whether goodwill is impaired on an annual basis. Although an estimate is not available at this time, it is possible that a portion of the $71,228 in goodwill reflected on the December 27, 2002 balance sheet will be determined to be impaired through the annual assessment test, which would require that a goodwill impairment charge against earnings be reflected in the fourth quarter of fiscal year 2003.

The following information is provided to report what net income (loss) for the thirteen-week and twenty-six week periods ended December 27, 2002 and December 28, 2001 would have been, exclusive of amortization expense (including any related tax effects)recognized related to goodwill and intangible assets that are no longer being amortized as a result of the adoption of Statement 142:

	Thirteen Weeks Ended
	December 27, 2002	December 28, 2001
Reported net income (loss)	$(4,708)	497
Add back: Goodwill and workforce amortization, net of tax	—	555

Adjusted net income (loss)	$(4,708)	$1,052

Basic and diluted net loss per share:
Reported net income (loss) per share (diluted)	$(0.13)	$0.01
Add back: Goodwill and workforce amortization, net of tax	—	0.02

Adjusted net income (loss)	$(0.13)	$0.03

	Twenty-six Weeks Ended
	December 27, 2002	December 28, 2001
Reported net loss	$(11,966)	$(4,874)
Add back: Goodwill and workforce amortization, net of tax	—	1,114

Adjusted net loss	$(11,966)	$(3,760)

Basic and diluted net loss per share:
Reported net loss	$(0.33)	$(0.15)
Add back: Goodwill and workforce amortization, net of tax	—	0.03

Adjusted net loss	$(0.33)	$(0.12)

In August 2001, the FASB issued Statement 144, which supersedes both SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of ” (Statement 121) and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (Opinion 30), for the disposal of a segment of a business (as previously defined in that Opinion). Statement 144 retains the fundamental provisions in Statement 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with Statement 121. For example, Statement 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. Statement 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike Statement 121, an impairment assessment under Statement 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under Statement 142.

The Company adopted Statement 144 effective June 29, 2002. The adoption of Statement 144 for long-lived assets held for use did not have a material impact on the consolidated financial statements. The provisions of Statement 144 for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (Statement 146), which replaces Emerging Issues Task Force No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Statement 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The provisions of Statement 146 are effective for exit or disposal activities that are initiated after December 31, 2002.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (the Interpretation), which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. The Interpretation also requires the recognition of a liability by a guarantor at the inception of certain guarantees.

The Interpretation requires the guarantor to recognize a liability for the non-contingent component of the guarantee, which is the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements.

The Company has adopted the disclosure requirements of the Interpretation (see Note 12) and will apply the recognition and measurement provisions for all guarantees entered into or modified after December 31, 2002.

4. BUSINESS COMBINATIONS

Fiscal Year 2003

On September 16, 2002, the Company acquired certain assets and liabilities of Philips Broadband Networks (PBN) from Royal Philips Electronics. PBN is a provider of broadband products, including transmission products, network optimizing technologies, and element management systems. PBN is supported by sales and services organizations worldwide, with a strong customer base in Europe and the Asia Pacific region. The purchase included assets in various countries, cable infrastructure products, and a design and production facility in Manlius, New York. These assets and the facility became part of our Broadband Communications Products Division. The purchase of these net assets and operations provides the Company with an opportunity to increase its customer and installed equipment base, primarily in the international markets of Europe and Asia, and to capitalize on the combined synergies of the Company’s skilled workforce, market focus, and product offerings. The purchase price for the acquisition was 79,950 Euros, which is subject to certain adjustments. During the quarter ended December 27, 2002, the Company announced the closing of its Manlius, New York and Louviers, France facilities (see Note 8).

The effective date of the acquisition was August 26, 2002 (PBN’s fiscal month end). Accordingly, the results of operations of PBN are included in the consolidated financial statements from August 26, 2002. At closing on September 16, 2002, the Company made an initial cash payment of 75,000 Euros ($72,507 U.S. dollars, which is net of $200 of imputed interest) to Royal Philips Electronics, with subsequent payments subject to certain adjustments. The

Company anticipates additional consideration to be paid of approximately $2,576 during the quarter ending March 28, 2003. In addition, the Company incurred direct transaction costs of approximately $1,202 to consummate the acquisition. The Company used its available cash to fund the acquisition. The acquisition was accounted for as a purchase.

The excess of the purchase price and related costs over the fair value of the acquired net assets of the business was recorded as goodwill. The following table summarizes the estimated fair value of the net assets acquired from Royal Philips Electronics, including goodwill, as of the effective date of the acquisition.

Current assets	$34,581
Property, plant and equipment	6,771
Other long-term assets	1,600
Intangible assets	5,215
Current liabilities	(33,150)
Goodwill	61,268

Total purchase price	$76,285

One of the acquired intangible assets was in-process research and development, representing research and development projects that were commenced but not yet completed at the date of the acquisition, and which if unsuccessful, have no alternative future use in research and development activities or otherwise. The estimated value allocated to in-process research and development as of the acquisition date was $1,560. The amount allocated to in-process research and development was charged to expense as an acquired in-process technology charge in the condensed consolidated statement of operations during the thirteen-week period ended September 27, 2002. The Company anticipates finalizing the third-party valuation of certain intangible assets in the thirteen-week period ending March 28, 2003; thus the allocation of the purchase price is preliminary and subject to change as of December 27, 2002. A significant portion of the amount of the goodwill from the acquisition is expected to be deductible for tax purposes. However, due to expected basis differences in the book versus tax purchase price allocation, which has not been completed to date, the amount of the goodwill which will be deductible has not yet been determined.

As of December 27, 2002, the net book value of intangible assets with definite useful lives, resulting from all of the Company’s business combinations, was $4,463. These intangible assets are being amortized over their estimated useful life of 36 months. The weighted-average life remaining on these intangible assets is 27 months.

Pro Forma

The following selected unaudited pro forma information is provided to present a summary of the combined results of the Company’s operations, as if the acquisition of certain operations of Philips and ADC Telecommunications, Inc.(ADC) had occurred as of June 30, 2001, after giving effect to purchase accounting adjustments. The pro forma data are for informational purposes only and may not necessarily reflect the results of operations of the Company had the operations acquired from Philips and ADC operated as part of the Company for the twenty-six weeks ended December 27, 2002 and December 28, 2001, respectively.

	Twenty-six Weeks Ended
	December 27, 2002	December 28, 2001
Net sales	$113,141	$196,820
Net loss	$(10,934)	$(19,180)
Net loss per share—basic and diluted	$(0.30)	$(0.59)

5. INVENTORIES

Inventories include material, labor and overhead and are stated at the lower of cost or market. Cost is determined on the first-in, first-out method. Inventories as of December 27, 2002 and June 28, 2002 consisted of the following:

	December 27, 2002	June 28, 2002
Finished goods	$13,498	$9,773
Work-in-process	6,966	8,041
Raw materials	27,125	21,270

Total inventories	$47,589	$39,084

6. CREDIT AGREEMENT

On November 7, 2002, the Company entered into a new financing agreement with a commercial lender. The new financing agreement is a two-year secured revolving credit facility, to be used for working capital and general corporate purposes, and provides an initial commitment up to an aggregate amount of $20,000. The financing agreement allows for issuance of letters of credit and cash borrowings. Letters of credit outstanding are limited to no more than $6,000. Cash borrowings are limited by certain availability reserves and a borrowing base, primarily a percentage of eligible domestic trade accounts receivables, up to the facility’s maximum availability less letters of credit outstanding.

As security for the financing agreement, the Company has pledged the following collateral: trade accounts receivables, inventory, general intangibles, real estate, equipment, life insurance policies, and certain stock of a wholly owned foreign subsidiary. The financing agreement contains a number of restrictive covenants, including covenants limiting incurrence of unsubordinated debt, disposal of collateral, and the payment of dividends (except stock dividends). The financing agreement contains no financial covenants.

The financing agreement is committed through November 6, 2004. Borrowings under the financing agreement bear interest at an applicable bank rate or LIBOR plus two and three-quarters percent (2.75%) per annum, payable monthly. The financing agreement required the payment of a facility fee of $150 at execution of the agreement, a fee on the unused commitment of 0.375% per annum payable monthly, and an administrative fee of $36 per annum. As of December 27, 2002, the Company had no borrowings outstanding under the financing agreement. Based upon the eligible borrowing base at December 27, 2002, available borrowings under the financing agreement were $13,268.

As a condition to closing on the new financing agreement, the Company terminated its prior credit agreement with a bank, whereby $7,500 was available as a revolving line-of-credit, subject to an aggregate sub-limit of $5,000 for issuance of letters of credit. We continue to maintain letters of credit with the bank in the aggregate of $2,955 as of December 27, 2002 related to our workers compensation program, customer obligations, and equipment lease obligations. A cash compensating balance of $2,955 is maintained to secure the letters of credit. Of the total cash compensating balance, $2,585 has been classified as a current asset as of December 27, 2002, as the terms for the letters of credit expire in less than one year. An additional $370 has been classified as part of long-term assets, as it is security for a letter of credit with a term of greater than one year. During the thirteen-week period ended December 27, 2002, an additional letter of credit in the face amount of $600 related to increased requirements under our workers compensation policy was issued under the new financing agreement.

7. ACCRUED LIABILITIES

Accrued liabilities as of December 27, 2002 and June 28, 2002 consisted of the following:

	December 27, 2002	June 28, 2002
Accrued employee benefit expense	$1,818	$2,745
Accrued vacation expense	2,981	2,868
Accrued salary expense	3,883	2,635
Accrued warranty expense	13,362	10,762
Accrued workers compensation self-insurance expense	994	994
Accrued restructuring	10,405	2,965
Accrued income tax payable	2,217	1,809
Accrued other	13,629	8,213

	$49,289	$32,991

8. RESTRUCTURING COSTS AND PLANT CLOSING

During the thirteen-week period ended December 27, 2002, the Company announced the closing of its Manlius, New York manufacturing facility and its Louviers, France engineering and support operations facility. The decision to close the Manlius manufacturing facility was a result of a process the Company began, as of the PBN acquisition date, to address redundancy in the product lines and manufacturing capacity resulting from its acquisition of certain assets and liabilities of PBN. The Company anticipates ceasing manufacturing and operations at each of these facilities by June 27, 2003. For the twenty-six week period ended December 27, 2002, fair value adjustments for property, plant and equipment of $2,612 and exit costs of $9,552, which includes employee severance and termination benefits, relocation for employees offered employment transfers, and other lease commitment costs, were accounted for as an adjustment to the allocation of the original purchase price, and recorded as additional goodwill.

During the thirteen-week period ended December 27, 2002, the Company recorded an adjustment of previously recorded restructuring charges of $13. For the twenty-six week period ended December 27, 2002, the Company recorded $211 related to initiatives to improve its operating performance by aligning the cost structure across the Company with current business levels. The restructuring charge represents employee termination benefits for 183 employees, all of which was paid as of December 27, 2002.

Details of restructuring charges as of December 27, 2002 are as follows:

	Accrual at June 28, 2002	Restructuring Charges (Recovery) in Fiscal Year 2003	Restructuring Charges from Acquisition in Fiscal Year 2003	Cash Paid (Received)	Non Cash	Accrual at December 27, 2002
Employee severance and termination benefits	$2,416	$211	$6,652	$2,209	$—	$7,070
Write-off of property,plant and equipment	—	(13)	2,612	(13)	2,612	—
Contractual obligations and other	549	—	2,900	114	—	3,335

Total	$2,965	$198	$12,164	$2,310	$2,612	$10,405

The Company anticipates the remaining amounts accrued as of December 27, 2002 will be substantially paid out as of June 27, 2003. The Company intends to continue its initiatives to achieve more cost-effective operations throughout the remainder of fiscal year 2003, which may result in additional restructuring expenses in amounts that have not yet been determined.

9. COMPREHENSIVE LOSS

The components of accumulated other comprehensive income, net of tax if applicable, are as follows:

	December 27, 2002	June 28, 2002
Unrealized loss on marketable securities	$(23)	$(12)
Foreign currency translation gain	642	558

Accumulated other comprehensive income	$619	$546

The components of comprehensive loss of the Company for the thirteen-week and twenty-six week periods ended December 27, 2002 and December 28, 2001 are as follows:

	Thirteen Weeks Ended
	December 27, 2002	December 28, 2001
Net income (loss)	$(4,708)	$497
Other comprehensive income (loss):
Unrealized gain on marketable securities	2	40
Foreign currency translation gain (loss)	113	(3,576)

Other comprehensive income (loss)	115	(3,536)

Comprehensive loss	$(4,593)	$(3,039)

	Twenty-six Weeks Ended
	December 27, 2002	December 28, 2001
Net loss	$(11,966)	$(4,874)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	(11)	19
Foreign currency translation gain (loss)	84	(3,579)

Other comprehensive income (loss)	73	(3,560)

Comprehensive loss	$(11,893)	$(8,434)

The Company accounts for certain intercompany loans that are denominated in various foreign currencies as being permanent in nature, as settlement is not planned or anticipated in the foreseeable future. As such, foreign exchange translation gains and losses related to these loans are excluded from net income (loss) and reported as a component of other comprehensive income (loss).

10. NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus the dilutive effect of options and warrants.

The dilutive effect of options and warrants is calculated under the treasury stock method using the average market price for the period. Net income (loss) per share is calculated as follows:

	Thirteen Weeks Ended
	December 27, 2002	December 28, 2001
Net income (loss)	$(4,708)	$497

Weighted average common shares outstanding	36,355	32,129
Common share equivalents	—	1,388

Weighted average common shares and common share equivalents	36,355	33,517

Net income (loss) per share:
Basic	$(0.13)	$0.02
Diluted	$(0.13)	$0.01

	Twenty-six Weeks Ended
	December 27, 2002	December 28, 2001
Net loss	$(11,966)	$(4,874)

Weighted average common shares outstanding	36,351	32,304
Common share equivalents	—	—

Weighted average common shares and common share equivalents	36,351	32,304

Net loss per share:
Basic	$(0.33)	$(0.15)
Diluted	$(0.33)	$(0.15)

For the thirteen-week period ended December 27, 2002, common share equivalents of 120 were excluded from the diluted net loss per share calculation because they were antidilutive. For the twenty-six week periods ended December 27, 2002 and December 28, 2001, common share equivalents of 319 and 1,494, respectively, were excluded from the diluted net loss per share calculation because they were antidilutive.

11. SEGMENT INFORMATION

The Company operates in three industry segments: Broadband Communication Products, Broadband Network Services, and Broadband Management Solutions.

The “management approach” required under SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” has been used to present the following segment information. This approach is based upon the way management organizes segments within an enterprise for making operating decisions and assessing performance.

The following costs and asset categories are not allocated to our segments, and are reflected in the table as “unallocated items”:

-	Corporate selling, general and administrative expenses, certain quality assurance costs, and technology oversight functions;

-	Restructuring costs;

-	Other intangible asset charges;

-	Goodwill amortization resulting from acquisitions;

-	Income tax benefit; and

-	Identifiable assets of cash and cash equivalents, marketable securities and other short-term investments, and certain other long-term corporate assets.

Information about industry segments for the thirteen-week and twenty-six week periods ended December 27, 2002 and December 28, 2001 are as follows:

	Broadband Communications Products	Broadband Network Services	Broadband Management Solutions	Unallocated	Total
13 week period ended December 27, 2002

Net sales	$46,059	$6,581	$1,334	$—	$53,974
Depreciation and amortization	3,553	176	174	408	4,311
Operating loss	(1,673)	(36)	(2,119)	(3,964)	(7,792)
Income tax benefit	—	—	—	(2,469)	(2,469)
Identifiable assets at December 27, 2002	195,638	24,947	13,884	47,315	281,784
Capital expenditures	1,281	11	20	303	1,615

13 week period ended December 28, 2001

Net sales	$56,924	$10,021	$226	$—	$67,171
Depreciation and amortization	2,051	224	1,666	474	4,415
Operating income (loss)	7,859	1,442	(5,285)	(3,759)	257
Income tax expense	—	—	—	695	695
Identifiable assets at December 28, 2001	130,139	24,198	23,758	70,117	248,212
Capital expenditures	397	101	14	2,641	3,153

26 week period ended December 27, 2002

Net sales	$84,430	$12,600	$1,579	$—	$98,609
Depreciation and amortization	5,732	386	425	787	7,330
Operating income (loss)	(2,742)	9	(5,174)	(9,909)	(17,816)
Income tax benefit	—	—	—	(5,842)	(5,842)
Identifiable assets at December 27, 2002	195,638	24,947	13,884	47,315	281,784
Capital expenditures	1,549	54	287	414	2,304

26 week period ended December 28, 2001

Net sales	$100,844	$17,965	$387	$—	$119,196
Depreciation and amortization	3,779	457	3,332	1,292	8,860
Operating income (loss)	12,073	1,966	(10,417)	(10,608)	(6,986)
Income tax benefit	—	—	—	(2,460)	(2,460)
Identifiable assets at December 28, 2001	130,139	24,198	23,758	70,117	248,212
Capital expenditures	513	160	131	3,839	4,643

Sales to unaffiliated customers by geographic region are as follows:

	Thirteen Weeks Ended
	December 27, 2002	December 28, 2001
United States	$37,591	$58,756
Europe	8,913	2,482
Other	7,470	5,933

Total	$53,974	$67,171

	Twenty-six Weeks Ended
	December 27, 2002	December 28, 2001
United States	$71,754	$102,356
Europe	13,953	5,365
Other	12,902	11,475

Total	$98,609	$119,196

Long-lived assets by geographic region are as follows:

	December 27, 2002	December 28, 2001
United States	$78,081	$52,608
Europe	19,574	2,093
Other	4,887	1,955

Total	$102,542	$56,656

12.    WARRANTY

The Company warrants its products against defects in materials and workmanship, generally for three to five years, depending upon product lines. A provision for estimated future costs relating to warranty activities is recorded when the product is shipped, based upon our historical experience. In addition, the recorded amount is adjusted for specifically identified warranty exposures.

Changes in our warranty liability during the twenty-six week period ended December 27, 2002 are as follows:

Balance as of June 28, 2002	$10,762
Warranties recorded during the period	2,097
Fair value of warranty liabilities acquired in acquisition during the period	3,773
Settlements made during the period	(2,815)
Changes in the liability for pre-existing warranties during the period	(455)

Balance as of December 27, 2002	$13,362

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion addresses the financial condition of C-COR.net Corp. as of December 27, 2002, and the results of our operations for the thirteen-week and twenty-six week periods ended December 27, 2002, compared with the same periods of the prior fiscal year. This discussion should be read in conjunction with the Management’s Discussion and Analysis section for the fiscal year ended June 28, 2002, included in the Company’s Annual Report on Form 10-K.

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

Business Combination

On September 16, 2002, we acquired certain assets and liabilities of PBN from Royal Philips Electronics. PBN is a provider of broadband products, including transmission products, network optimizing technologies, and element management systems. PBN is supported by sales and services organizations worldwide, with a strong customer base in Europe and the Asia Pacific region. The purchase included assets in various countries, cable infrastructure products, and a design and production facility in Manlius, New York. These assets and the facility became part of our Broadband Communications Products Division. The purchase price for the acquisition was approximately 80.0 million Euros, which is subject to certain adjustments.

The effective date of the acquisition was August 26, 2002 (PBN’s fiscal month end). Accordingly, the results of operations of PBN are included in the consolidated financial statements for the period from August 26, 2002 through December 27, 2002. At closing on September 16, 2002, the Company made an initial cash payment of 75.0 million Euros ($72.5 million U.S. dollars, which is net of $200,000 of imputed interest) to Royal Philips Electronics, with subsequent payments subject to certain adjustments. The Company anticipates additional consideration to be paid of approximately $2.6 million during the thirteen-week period ending March 28, 2003. In addition, the Company incurred direct transaction costs of approximately $1.2 million to consummate the transaction. The Company used its available cash to fund the acquisition. The acquisition was accounted for as a purchase, and resulted in goodwill of $61.3 million.

Plant Closing

During the quarter ended December 27, 2002, we announced the closing of our Manlius, New York manufacturing facility and our Louviers, France engineering and support services facility. The decision to close the Manlius manufacturing facility is a result of the process we began, as of the PBN acquisition date, to address redundancy in the product lines and manufacturing capacity resulting from the acquisition of PBN. We anticipate ceasing manufacturing and operations at these facilities by June 27, 2003. For the thirteen-week period ended December 27, 2002, fair value adjustments for property, plant and equipment of $2.6 million and exit costs of $9.6 million, which include employee severance and termination benefits, relocation for employees offered employment transfers, and other lease commitment costs, were accounted for as an adjustment to the allocation of the original purchase price, and recorded as additional goodwill (see Notes 3 and 4).

Results of Operations

Net sales for the thirteen-week period ended December 27, 2002 were $54.0 million, a decrease of 20% from the prior year’s sales of $67.2 million for the same period. Net sales for the twenty-six week period ended December 27, 2002 were $98.6 million, a decrease of 17% from the prior year’s sales of $119.2 million for the same period.

Broadband Communications Products segment sales decreased by 19% to $46.1 million during the thirteen-week period, compared to $56.9 million for the same period of the prior year. Broadband Communications Products segment sales decreased by 16% to $84.4 million during the twenty-six week period, compared to $100.8 million for the same period of the prior year. Sales resulting from the acquisition of the PBN assets and operations during the thirteen-week and twenty-six week periods ended December 27, 2002 were $18.8 million and $28.4 million, respectively. The decrease for both the quarter and year-to-date period is largely attributable to the lower capital spending levels of our customers, primarily domestic cable operators. The decline in sales affected both our optical and radio frequency product lines. Optical product sales were $20.5 million and $38.5 million for the thirteen-week and twenty-six week periods ended December 27, 2002, compared to $30.5 million and $52.1 million, respectively, for the same periods of the prior year. Sales of radio frequency amplifiers were $25.6 million and $45.9 million during the thirteen-week and twenty-six week periods ended December 27, 2002, compared to $26.4 million and $48.7 million, respectively, for the same periods of the prior year. Although the Company has broadened its customer base and increased its base of installed equipment, the Company’s sales of Broadband Communications Products are dependent on the capital spending levels of its customers. Many of our customers have deferred capital spending, reducing their purchases of broadband communications products. Moreover, certain of our customers have experienced financial difficulties, including Adelphia Communications, which filed a petition for protection under the federal bankruptcy statutes in June 2002.

Broadband Network Services segment sales decreased by 34% to $6.6 million during the thirteen-week period, compared to $10.0 million for the same period of the prior year. Broadband Network Services segment sales decreased by 30% to $12.6 million during the twenty-six week period, compared to $18.0 million for the same period of the prior year. The decrease during the quarter and year-to-date periods resulted from reduced spending by domestic cable operators on technical services. Sales were primarily attributable to technical services performed in our customers’ plants, including system sweep, reverse path activation, ingress mitigation, node certification, and system maintenance.

Broadband Management Solutions segment sales increased to $1.3 million during the thirteen-week period ended December 27, 2002, compared to $226,000 for the same period of the prior year. Broadband Management Solutions segment sales increased to $1.6 million during the twenty-six week period ended December 27, 2002, compared to $387,000 for the same period of the prior year. The increase in sales for both the quarter and year-to-date period were primarily attributable to mobile workforce software license revenue and professional services.

Domestic sales as a percentage of consolidated sales were 70% and 73% for the thirteen-week and twenty-six week periods ended December 27, 2002, compared to 87% and 86%, respectively, for the same periods of the prior year. Sales to domestic customers decreased by 36% to $37.6 million during the thirteen-week period ended December 27, 2002, compared to $58.8 million for the same period of the prior year. Sales to domestic customers decreased by 30% to $71.8 million during the twenty-six week period ended December 27, 2002, compared to $102.4 million for the same period of the prior year. For the quarter and year-to-date periods, the decreases resulted from reductions in both Broadband Communications Products segment and Broadband Network Services segment sales due to reduced spending by certain domestic multiple system operators (MSOs).

International sales as a percentage of total consolidated sales were 30% and 27% for the thirteen-week and twenty-six week periods ended December 27, 2002, compared to 13% and 14%, respectively, for the same periods of the prior year. Sales to international customers increased by 95% to $16.4 million for the thirteen-week period ended December 27, 2002, compared to $8.4 million for the same period of the prior year. Sales to international customers increased by 59% to $26.9 million for the twenty-six week period ended December 27, 2002, compared to $16.8 million for the same period of the prior year. The increases for the quarter and year-to-date periods resulted from higher Broadband Communications Products segment sales, primarily in Europe, Asia and Canada. As a result of our acquisition of the PBN assets and operations, we have increased our customer base and installed equipment base in the markets of Europe and Asia. We have added operations in the Netherlands, Spain, Portugal, United Kingdom, France, Germany, Singapore and Australia. These operations include engineering, sales and administrative support activities to support the delivery of localized versions of products and services to customers in Europe and Asia. We expect the demand for our products in international markets will continue to be highly variable. The international markets represent distinct markets in which capital spending decisions for hybrid fiber coax network distribution equipment can be affected by a variety of factors, including access to financing and general economic conditions.

At December 27, 2002, our backlog of orders was $51.9 million, including $25.9 million for Broadband Communications Products, $19.7 million for Broadband Network Services, and $6.3 million for Broadband Management Solutions. By comparison, backlog at the beginning of the quarter (September 27, 2002) was $48.5 million, including $24.1 million for Broadband Communications Products, $21.3 million for Broadband Network Services, and $3.1 million for Broadband Management Solutions.

Gross margins were 23.3% and 23.1% for the thirteen-week and twenty-six week periods ended December 27, 2002, compared to 30.5% and 28.6%, respectively, for the same periods of the prior year. For the Broadband Communications Products segment, gross margins were 24.1% and 24.7% for the thirteen-week and twenty-six week periods ended December 27, 2002, compared to 32.3% and 30.8%, respectively, for the same periods of the prior year. The decrease in Broadband Communications Products segment gross margin for the quarter and year-to-date periods was due to decreased volume, resulting in higher manufacturing costs per unit due to allocating higher fixed factory overhead costs, an obsolete inventory provision of $926,000 related to product rationalization resulting from integration of the PBN acquisition and shifts in product mix. In addition, gross margin was negatively impacted during the quarter by a $915,000 write-down in inventory resulting from an adjustment to correct the valuation of certain inventories related to a prior period, which was partially offset by a reduction of $445,000 in obsolete inventory reserve requirements, as certain products that had been previously reserved for were sold during the quarter. For the Broadband Network Services segment, gross margins were 17.8% and 18.5% for the thirteen-week and twenty-six week periods ended December 27, 2002, compared to 27.3% and 24.3%, respectively, for the same periods of the prior year. The decrease in Broadband Network Services segment gross margin was due to lower service revenues and the requirement to maintain certain fixed operating costs, as well as variability in the gross margins associated with the service mix. For the Broadband Management Solutions segment, gross margins were $299,000 and ($357,000) for the thirteen-week and twenty-six week periods ended December 27, 2002, compared to ($631,000) and ($1.3 million), respectively, for the same periods of the prior year. Broadband Management Solutions segment gross margin improved in the quarter and year-to-date periods as a result of higher revenues to offset costs associated with employees who support the deployment of network services management and mobile workforce management solutions, which are included in cost of sales. We anticipate that our future gross margin will continue to be affected by many factors, including revenue levels in general, sales mix, competitive pricing, the timing of new product introductions and the timing of deployments of our operational support services solutions, since these contracts are being accounted for on a completed contract basis and are subject to acceptance by the customer.

Selling and administrative expenses were $12.5 million (23.1% of net sales) for the thirteen-week period ended December 27, 2002, compared to $11.1 million (16.6% of net sales) for the same period of the prior year. Selling and administrative expenses were $24.3 million (24.6% of net sales) for the twenty-six week period ended December 27, 2002, compared to $21.9 million (18.3% of net sales) for the same period of the prior year. Selling and administrative expenses increased during the thirteen-week and twenty-six week periods ended December 27, 2002 due to personnel costs and administrative expenses related to our acquisition of PBN assets and operations, effective as of August 26, 2002, compared to the same periods of the prior year. The increases in selling and administrative expenses for the thirteen-week and the twenty-six week periods ended December 27, 2002 were partially offset by a recovery of bad debts, as $675,000 was collected on certain accounts previously deemed uncollectible.

Research and product development expenses were $7.4 million (13.7% of net sales) for the thirteen-week period ended December 27, 2002, compared to $7.6 million (11.4% of net sales) for the same period of the prior year. Research and product development expenses were $13.8 million (14.0% of net sales) for the twenty-six week period ended December 27, 2002, compared to $14.3 million (12.0% of net sales) for the same period of the prior year. Research and product development expenses in the Broadband Communications Products segment were $5.8 million and $10.7 million for the thirteen-week and twenty-six week periods ended December 27, 2002, compared to $4.9 million and $9.2 million, respectively, for the same periods of the prior year. The increases were primarily due to higher personnel costs resulting from our acquisition of PBN assets and operations. Research and product development expenses in the Broadband Management Solutions segment were $1.4 million and $2.8 million for the thirteen-week and twenty-six week periods ended December 27, 2002, compared to $2.4 million and $4.6 million, respectively, for the same periods of the prior year. The decreases were primarily due to lower personnel costs resulting from reductions in the workforce and lower expenses for the development of mobile workforce management software solutions. Other research and product development expenses, not charged to segments, were $168,000 and $301,000 for the thirteen-week and twenty-six week periods ended December 27, 2002, compared to $231,000 and $406,000, respectively, for the same periods of the prior year. We believe continued commitment to product development efforts will be required for us to remain competitive, and anticipate continuing investments in research and product development expenses in future periods related to ongoing initiatives in the development of optical products and network services management and mobile workforce software capabilities.

As a result of the announced plant closings in Manlius, New York and Louviers, France, we anticipate reductions in selling and administrative expenses and research and product development expenses, but do not anticipate this to occur until the fourth quarter of fiscal year 2003.

Operating loss (excluding unallocated items) for the Broadband Communications Products segment was $1.7 million and $2.7 million for the thirteen-week and twenty-six week periods ended December 27, 2002, compared to operating income of $7.9 million and $12.1 million, respectively, for the same periods of the prior year. The decreases in operating income for the quarter and year-to-date periods ended December 27, 2002 were primarily attributable to the lower sales volume and gross margins during the period, and higher operating costs associated with our acquisition of PBN during the period. Operating income (loss) (excluding unallocated items) for the Broadband Network Services segment was ($36,000) and $9,000 for the thirteen-week and twenty-six week periods ended December 27, 2002, compared to operating income of $1.4 million and $2.0 million, respectively, for the same periods of the prior year. The decreases in operating income resulted primarily from the lower sales volume and gross margins during the periods. Operating loss (excluding unallocated items) for the Broadband Management Solutions segment was $2.1 million and $5.2 million for the thirteen-week and twenty-six week periods ended December 27, 2002, compared to operating loss of $5.3 million and $10.4 million, respectively, for the same periods of the prior year. The decreases in operating loss resulted primarily from lower research and development costs associated with the development of operational support solutions, as well as the elimination of amortization expense associated with identifiable intangible assets that were written off due to their impairment as of June 28, 2002.

Interest expense was $14,000 for the thirteen-week period ended December 27, 2002, compared to $64,000 for the same period of the prior year. Interest expense was $236,000 for the twenty-six week period ended December 27, 2002, compared to $89,000 for the same period of the prior year. Interest expense for the periods relates primarily to long-term debt obligations. The increase in interest expense for the year-to-date period resulted primarily from an imputed interest charge related to the PBN acquisition recorded in the first quarter.

Investment income was $138,000 for the thirteen-week period ended December 27, 2002, compared to $497,000 for the same period of the prior year. Investment income was $729,000 for the twenty-six week period ended December 27, 2002, compared to $1.0 million for the same period of the prior year. The decreases in investment income for the quarter and year-to-date periods resulted from a lower average investment balance and lower yields, compared to a year ago.

Foreign currency exchange gain was $468,000 for the thirteen-week period ended December 27, 2002, compared to $456,000 for the same period of the prior year. The gain for the quarter, which resulted from the revaluation of foreign currency amounts into the functional currency for certain of the Company’s operating subsidiaries, was primarily due to a weakening of the US dollar versus the Euro during the period. Foreign currency exchange loss was $1.2 million for the twenty-six week period ended December 27, 2002, compared to a gain of $435,000 for the same period of the prior year. The foreign currency exchange loss for the year-to-date period included a $1.6 million loss related to the settlement of a foreign exchange forward contract recorded in the prior quarter.

Other income, net was $23,000 for the thirteen-week period ended December 27, 2002, compared to $46,000 for the same period of the prior year. Other income, net was $756,000 for the twenty-six week period ended December 27, 2002, compared to other expense, net of $1.7 million for the same period of the prior year. Other income, net for the year-to-date period included $800,000 as a partial recovery on a note receivable from a third party that had been fully reserved for by the Company in a prior period. Other expense, net for the same period of the prior year included a charge to reserve for the aforementioned note receivable in the amount of $1.3 million.

Our overall effective income tax rate was (34.4%) and (32.8%) for the thirteen-week and twenty-six week periods ended December 27, 2002, compared to 58.3% and (33.5%), respectively, for the same periods of the prior year. Fluctuations in the effective income tax rate from period to period reflect changes in permanent differences, non-deductible amounts, the relative profitability of U.S. versus non-U.S. operations and the differences in statutory tax rates by jurisdiction.

Liquidity and Capital Resources

As of December 27, 2002, cash and cash equivalents totaled $35.2 million, down from $111.9 million at June 28, 2002. In addition, the Company had an arrangement with a bank at December 27, 2002 whereby a cash compensating balance of $3.0 million is being maintained to secure certain letters of credit issued on behalf of the Company. Of the total cash compensating balance, $2.6 million has been classified as a current asset at December 27, 2002, as the terms for the letters of credit expire in less than one year. An additional $370,000 has been classified as part of long-term assets, as it is security for a letter of credit with a term of greater than one year.

Working capital was $75.6 million at December 27, 2002 as compared with $164.7 million as of June 28, 2002. The reduction in working capital was primarily attributable to our acquisition of PBN and funding the loss from operations during the twenty-six week period.

Net cash provided by operating activities was $2.6 million for the twenty-six week period, compared with cash used by operations of $5.6 million for the same period of the prior year. For the twenty-six week period ended December 27, 2002, net cash provided by operating activities increased due to receipt of $9.4 million related to a federal tax refund included as part of the change in other assets, as well as reductions in accounts receivables and inventories. These changes were partially offset by reductions in accounts payables, accrued liabilities, and an increase in deferred tax assets, resulting from increased net operating losses in the period. These changes in operating assets and liabilities are net of the effect of acquisitions.

Net cash used in investing activities was $79.3 million for the twenty-six week period ended December 27, 2002, compared to cash used in investing activities of $21.8 million for the same period of the prior year. The increase in cash used in investing activities during the period was due primarily to utilizing $73.4 million of cash for the acquisition of PBN assets and operations, and $3.6 million for the payment of an earnout provision associated with our Aerotec Communications, Inc. acquisition. In addition to the initial consideration paid for the PBN assets, additional payments are required under the terms of the acquisition agreement. The Company anticipates additional consideration of approximately $2.6 million to be paid during the quarter ending March 28, 2003. Other uses of cash were for the purchase of property, plant and equipment of $2.3 million during the period. The major elements of the change in cash used for investing activities for the same period of the prior year were $26.2 million used for the acquisition of operations of ADC Telecommunications, Inc., $4.6 million for the purchase of property, plant and equipment and $5.0 million for the purchase of marketable securities and other short-term investments. These changes were offset partially by proceeds of $14.1 million from the sale of marketable securities, other short-term investments and property, plant and equipment.

Net cash used in financing activities was $62,000 for the twenty-six week period ended December 27, 2002, compared with cash used in financing activities of $1.8 million for the same period of the prior year. The current year activity primarily represented payments on long-term debt, which were partially offset by proceeds from the issuance of common stock to our employee stock purchase plan and from the exercise of stock options and warrants. The major element of the change in cash used for financing activities for the same period of the prior year was $3.0 million for the purchase of treasury stock, which was partially offset by proceeds of $1.3 million from the exercise of stock options and warrants.

On November 7, 2002, we entered into a new financing agreement with a commercial lender. The new financing agreement is a two-year secured revolving credit facility, to be used for working capital and general corporate purposes, and provides an initial commitment up to an aggregate amount of $20.0 million. The financing agreement allows for issuance of letters of credit and cash borrowings. Letters of credit outstanding are limited to no more than $6.0 million. Cash borrowings are limited by certain availability reserves and a borrowing base, primarily a percentage of eligible domestic trade accounts receivables, up to the facility’s maximum availability less letters of credit outstanding.

As security for the financing agreement, the Company has pledged the following collateral: trade accounts receivables, inventory, general intangibles, real estate, equipment, life insurance policies, and certain stock of a wholly owned foreign subsidiary. The financing agreement contains a number of restrictive covenants, including covenants limiting incurrence of unsubordinated debt, disposal of collateral, and the payment of dividends (except stock dividends). The financing agreement contains no financial covenants.

The financing agreement is committed through November 6, 2004. Borrowings under the financing agreement bear interest at an applicable bank rate or LIBOR plus two and three-quarters percent (2.75%) per annum, payable monthly. The financing agreement required the payment of a facility fee of $150,000 at execution, a fee on the unused commitment of 0.375% per annum payable monthly, and an administrative fee of $36,000 per annum. As of December 27, 2002, the Company had no borrowings outstanding on the financing agreement. Based upon the eligible borrowing base at December 27, 2002, available borrowings under the financing agreement were $13.3 million.

As a condition for closing on the financing agreement, the Company terminated its prior credit agreement with a bank, whereby $7.5 million was available as a revolving line-of-credit, subject to an aggregate sub-limit of $5.0 million for issuance of letters of credit. We continue to maintain letters of credit with the bank in the aggregate of $3.0 million as of December 27, 2002 related to our workers compensation program, customer obligations, and equipment lease obligations. We are required to maintain cash deposits in the face amount of these letters of credit as collateral. During the thirteen-week period ended December 27, 2002, an additional letter of credit in the face amount of $600,000 related to increased requirements under our workers compensation policy was issued under the new financing agreement.

Our main source of liquidity is our cash on hand. We will continue to use cash to fund operating losses anticipated in the next quarter, however we expect to realize cash savings from ongoing restructuring initiatives in the fourth quarter of fiscal year 2003, including the closing of our Manlius, New York manufacturing facility and our Louviers, France operation. We intend to continue our initiatives to achieve more cost-effective operations throughout the remainder of fiscal year 2003, which may require additional restructuring expenses in amounts that have not yet been determined.

We believe that current cash and cash equivalents balances, as well as our new financing agreement will be adequate to cover our operating cash requirements, restructuring costs and the additional consideration for the acquisition of certain operations of PBN over the next 12 months. However, we may find it necessary or desirable to seek other sources of financing to support our capital needs and provide available funds for working capital, or financing strategic initiatives, including acquiring or investing in complementary businesses, products, services, or technologies. Given the current status of the communications industry and its impact on our near term financial results and the restrictions in the financing agreement, we believe there are limited alternatives available as sources of additional financing. Accordingly, any plan to raise additional capital would likely involve equity-based financing, such as the issuance of common stock, preferred stock, or unsubordinated convertible debt securities and warrants under the Company’s previously filed Registration Statement, which would be dilutive to existing shareholders.

Accounting Changes and Accounting Pronouncement

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” (Statement 142). Statement 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. Statement 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Statement 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (Statement 144).

The Company adopted the provisions of Statement 142 effective June 29, 2002. As of the date of adoption, the Company had unamortized goodwill in the amount of $7.2 million and unamortized identifiable intangible assets in the amount of $1.6 million that were subject to the transition provisions of Statement 142. In connection with Statement 142’s transitional goodwill impairment evaluation, the Company was required to perform an assessment of whether there was an indication that goodwill was impaired as of the date of adoption. To accomplish this, the Company identified its reporting units and determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company then determined the fair value of each reporting unit and compared it to the carrying amount of the reporting unit. The fair value was determined by an independent third party appraisal, using a discounted cash flow model. As a result of this evaluation, the Company did not have an impairment of goodwill as of June 29, 2002. The Company is required to reevaluate whether goodwill is impaired on an ongoing annual basis. Although an estimate is not available at this time, it is possible that a portion of the $71.2 million in goodwill reflected on the December 27, 2002 balance sheet will be determined to be impaired through the annual assessment test, which would require that a goodwill impairment charge against earnings be reflected in the fourth quarter of fiscal year 2003.

For additional information and disclosures regarding Statement 142, see Note 3.

In August 2001, the FASB issued Statement 144, which supersedes both SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (Statement 121) and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal

of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (Opinion 30), for the disposal of a segment of a business (as previously defined in that Opinion). Statement 144 retains the fundamental provisions in Statement 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with Statement 121. For example, Statement 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. Statement 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike Statement 121, an impairment assessment under Statement 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under Statement 142.

The Company adopted Statement 144 effective June 29, 2002. The adoption of Statement 144 for long-lived assets held for use did not have a material impact on the consolidated financial statements. The provisions of Statement 144 for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (Statement 146), which replaces Emerging Issues Task Force No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Statement 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The provisions of Statement 146 are effective for exit or disposal activities that are initiated after December 31, 2002.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (the Interpretation), which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. The Interpretation also requires the recognition of a liability by a guarantor at the inception of certain guarantees.

The Interpretation requires the guarantor to recognize a liability for the non-contingent component of the guarantee, which is the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements.

The Company has adopted the disclosure requirements of the Interpretation (see Note 12) and will apply the recognition and measurement provisions for all guarantees entered into or modified after December 31, 2002.

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

The Company is exposed to foreign currency exchange rate risks inherent in our sales commitments, anticipated sales, and assets and liabilities denominated in currencies other than the United States dollar. As of December 27, 2002, our exposure to foreign currencies relates primarily to additional consideration to be paid for the acquisition of PBN. The Company anticipates additional consideration to be paid of 2.7 million Euros ($2.6 million U.S. dollars) during the quarter ending March 28, 2003. As of June 28, 2002, the Company had one outstanding foreign exchange forward contract in the notional amount of 80 million Euros. The Company was using this contract as an economic hedge of the forecasted purchase price of PBN. SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” prohibits the use of hedge accounting for forecasted transactions of a business combination. Therefore, the Company recorded the change in the fair value of the foreign exchange forward contract in the amount of $1.6 million as a component of other income (expense), net in the consolidated statements of operations as of June 28, 2002, based on quoted market prices. This contract matured on August 21, 2002. As a result, a reduction in the fair value of the contract at the time of settlement was recorded during the quarter ending September 27, 2002 resulting in a loss of $1.6 million.

The Company does not use derivative instruments in its marketable securities portfolio. The Company classifies its investments in its marketable securities portfolio as either available-for-sale or trading, and records them at fair value. For the Company’s available-for-sale securities, unrealized holding gains and losses are excluded from income and are recorded directly to shareholders’ equity in accumulated other comprehensive income (loss), net of related deferred income taxes. For the Company’s trading securities, unrealized holding gains and losses are included in the statement of operations in the period they arise. Changes in interest rates are not expected to have a material adverse effect on our financial condition or results of operations.

Item 4. Controls and Procedures

The Company’s management is responsible for the preparation, integrity and objectivity of the financial statements and other information presented in this report. The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States and reflect certain estimates and adjustments by management. The Company’s management maintains a system of internal accounting controls and disclosure controls and procedures which management believes provide reasonable assurance that the transactions are properly recorded and the Company’s assets are protected from loss or unauthorized use.

The integrity of the accounting and disclosure systems are based on policies and procedures, the careful selection and training of qualified financial personnel, a program of internal controls and direct management review. The Company’s disclosure control systems and procedures are designed to ensure timely collection and evaluation of information subject to disclosure, to ensure the selection of appropriate accounting policies and to ensure compliance with the Company’s accounting policies and procedures.

Pursuant to Exchange Act Rule 13a-15, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rule 13a-14. Based upon that evaluation, as of February 4, 2003 the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of the disclosure controls and procedures are effective. No significant changes have been made in the Company’s internal controls or in the other factors that could significantly affect these controls since February 4, 2003 and there have been no corrective actions with regard to significant deficiencies or material weaknesses. The Company has made enhancements to its control environment, as a result of its recently implemented Enterprise Resource Planning (ERP) System and acquisitions, and will continue to do so on an ongoing basis.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Shareholders

The Company’s annual meeting of shareholders was held on November 6, 2002. The record date was September 27, 2002, on which there were 36,346,737 shares outstanding and entitled to vote at the annual meeting. The following items were submitted to a vote by shareholders.

1. The election of three directors for a term of three years.

2. Approve the amended and restated Incentive Plan.

3. Approve an increase in director compensation.

4. Ratification of KPMG LLP as independent auditors for the 2003 fiscal year.

David A. Woodle and I.N. Rendall Harper, Jr. were re-elected, and Dr. James E. Carnes was elected as directors until the 2005 annual meeting of shareholders.

The voting results for the matters noted above are set forth as follows:

1. The election of three directors for a term of three years.

Name of Nominee	Votes For	Votes Withheld
David A. Woodle	34,032,731	—
I.N. Rendall Harper, Jr.	32,849,912	—
Dr. James E. Carnes	34,089,390	—

2. Approve the amended and restated Incentive Plan.

Votes For	Votes Against	Abstained	Unvoted
20,449,636	4,591,235	922,786	8,692,198

3. Approve an increase in director compensation.

Votes For	Votes Against	Abstained
29,150,065	4,564,474	941,316

4. Ratification of KPMG LLP as independent auditors for the 2003 fiscal year.

Votes For	Votes Against	Abstained
32,850,677	1,761,011	44,167

Item 6. Exhibits and Reports on Form 8-K

The following exhibits are included herein:

(10	)(a)	First Amendment to Amended and Restated Change of Control Agreement, dated November 13, 2002, between the Registrant and William T. Hanelly.

(10	)(b)	First Amendment to Amended and Restated Change of Control Agreement, dated November 13, 2002, between the Registrant and David A. Woodle.

(15)		Letter re: Unaudited Interim Financial Information.

(99	)(a)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 135

(99	)(b)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 135

Reports on Form 8-K

On November 21, 2002, the Registrant filed a Form 8-K/A dated September 16, 2002, to amend the Current Report on Form 8-K dated September 16, 2002 and filed on September 25, 2002, to file the required financial statements and pro forma information required by Item 7 – Financial Statements and Exhibits.

On November 8, 2002, the Registrant filed a Form 8-K dated November 8, 2002, announcing the Registrant was holding an Analyst Day at its headquarters, and to file the related informational materials.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

C-COR.net Corp. (Registrant)

Date: February 10, 2003	/s/ David A. Woodle Chief Executive Officer

Date: February 10, 2003	/s/ William T. Hanelly Chief Financial Officer (Principal Financial Officer)

Date: February 10, 2003	/s/ Joseph E. Zavacky Controller & Assistant Secretary (Principal Accounting Officer)

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

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b. evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of:

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 10, 2003	/s/ David A. Woodle
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

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b. evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 10, 2003	/s/ William T. Hanelly
William T. Hanelly Chief Financial Officer