Form 10-Q
period 2003-03-28
C COR NET CORP
filed 2003-05-09
CIK 350621

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the thirteen-week period ended: March 28, 2003

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

Common Stock, $.05 Par Value - 36,409,460 shares as of April 28, 2003.

C-COR.net Corp.

Independent Accountants’ Review Report

The Board of Directors and Shareholders
C-COR.net Corp.:

We have reviewed the condensed consolidated balance sheet of C-COR.net Corp. and subsidiaries as of March 28, 2003, the related condensed consolidated statements of operations for the thirteen-week and thirty-nine week periods ended March 28, 2003 and March 29, 2002, and the related condensed consolidated statements of cash flows for the thirty-nine week periods ended March 28, 2003 and March 29, 2002. These condensed consolidated financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

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

/s/ KPMG LLP

Harrisburg, Pennsylvania
April 18, 2003

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

C-COR.net Corp.
CONDENSED CONSOLIDATED BALANCE SHEETS
 (In thousands, except share and per share data)

	March 28, 2003	June 28, 2002

	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$25,660	$111,858
Restricted cash	2,602	—
Accounts and notes receivables, net	36,410	27,582
Inventories	28,212	39,084
Refundable income taxes	—	10,425
Deferred taxes	—	18,715
Other current assets	4,682	6,020

Total current assets	97,566	213,684
Property, plant and equipment, net	24,805	24,701
Goodwill and other intangible assets, net	38,165	8,843
Deferred taxes	—	20,549
Other long-term assets	3,301	3,046

Total assets	$163,837	$270,823

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$21,674	$15,333
Accrued liabilities	45,980	32,991
Current portion of long-term debt	643	633

Total current liabilities	68,297	48,957
Long-term debt, less current portion	1,061	1,263
Other long-term liabilities	1,970	2,005

Total liabilities	71,328	52,225

Commitments and contingent liabilities

Shareholders’ equity
Preferred stock, no par value; authorized shares of 2,000,000; none issued	—	—
Common stock, $.05 par; authorized shares of 100,000,000; issued shares of 40,017,986 on March 28, 2003 and 39,945,219 on June 28, 2002	2,001	1,997
Additional paid-in capital	264,115	263,936
Accumulated other comprehensive income	971	546
Accumulated deficit	(140,229)	(13,622)
Treasury stock at cost, 3,645,339 shares as of March 28, 2003 and 3,629,506 shares as of June 28, 2002	(34,349)	(34,259)

Shareholders’ equity	92,509	218,598

Total liabilities and shareholders’ equity	$163,837	$270,823

See independent accountants’ review report and notes to condensed consolidated financial statements.

C-COR.net Corp.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended

	March 28, 2003	March 29, 2002

Net sales	$50,100	$77,230
Cost of sales	56,303	54,535

Gross margin	(6,203)	22,695

Operating expenses:
Selling and administrative	13,741	15,301
Research and product development	7,640	6,524
Amortization of goodwill and other intangibles	622	1,913
Acquired in-process technology charge	(760)	—
Goodwill impairment charge	40,022	—
Restructuring costs (credits)	200	(431)

Total operating expenses	61,465	23,307

Loss from operations	(67,668)	(612)
Interest expense	(14)	(20)
Investment income	98	321
Foreign exchange gain	49	1,483
Other income (expense), net	(216)	178

Income (loss) before income taxes	(67,751)	1,350
Income tax expense	46,890	1,241

Net income (loss)	$(114,641)	$109

Net income (loss) per share:
Basic	$(3.15)	$0.00
Diluted	$(3.15)	$0.00
Weighted average common shares and common share equivalents:
Basic	36,365	33,983
Diluted	36,365	36,833

See independent accountants’ review report and notes to condensed consolidated financial statements.

C-COR.net Corp.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
 (Unaudited)

	Thirty-nine Weeks Ended

	March 28, 2003	March 29, 2002

Net sales	$148,709	$196,426
Cost of sales	132,119	139,633

Gross margin	16,590	56,793

Operating expenses:
Selling and administrative	37,997	37,151
Research and product development	21,446	20,848
Amortization of goodwill and other intangibles	1,411	5,721
Acquired in-process technology charge	800	—
Goodwill impairment charge	40,022	—
Restructuring costs	398	671

Total operating expenses	102,074	64,391

Loss from operations	(85,484)	(7,598)
Interest expense	(250)	(109)
Investment income	827	1,321
Foreign exchange gain (loss)	(1,192)	1,918
Other income (expense), net	540	(1,516)

Loss before income taxes	(85,559)	(5,984)
Income tax expense (benefit)	41,048	(1,219)

Net loss	$(126,607)	$(4,765)

Net loss per share:
Basic	$(3.48)	$(0.14)
Diluted	$(3.48)	$(0.14)
Weighted average common shares and common share equivalents:
Basic	36,356	32,863
Diluted	36,356	32,863

See independent accountants’ review report and notes to condensed consolidated financial statements.

C-COR.net Corp.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Thirty-nine Weeks Ended

	March 28, 2003	March 29, 2002

Operating Activities:
Net loss	$(126,607)	$(4,765)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,317	13,077
Acquired in-process technology charge	800	—
Goodwill impairment charge	40,022	—
Loss on sale of property, plant and equipment	6	409
Tax benefit deriving from exercise and sale of stock option shares	—	451
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts and notes receivable	12,635	(32,655)
Inventories	23,559	10,645
Other assets	8,840	7,426
Accounts payable	(7,922)	8,159
Accrued liabilities	(8,651)	(5,683)
Deferred retirement salary plan	23	(6)
Deferred income taxes	40,864	(4,545)

Net cash used in operating activities	(6,114)	(7,487)

Investing Activities:
Purchase of property, plant and equipment	(3,387)	(5,206)
Proceeds from the sale of property, plant and equipment	12	1,127
Purchases of marketable securities and other short-term investments	—	(11,154)
Proceeds from sale of marketable securities and other short-term investments	—	14,038
Acquisitions, net of cash acquired	(77,044)	(26,314)

Net cash used in investing activities	(80,419)	(27,509)

Financing Activities:
Payment of debt and capital lease obligations	(192)	(194)
Proceeds from issuance of common stock to employee stock purchase plan	127	145
Proceeds from exercise of stock options and stock warrants	56	5,088
Proceeds from issuance of common stock, net	—	52,201
Purchase of treasury stock	(90)	(3,043)

Net cash provided by (used in) financing activities	(99)	54,197

Effect of exchange rate changes on cash	434	(666)

Increase (decrease) in cash and cash equivalents	(86,198)	18,535
Cash and cash equivalents at beginning of period	111,858	87,891

Cash and cash equivalents at end of period	$25,660	$106,426

Supplemental cash flow information:
Non-cash investing and financing activities
Fair value adjustment of available-for-sale securities	$(9)	$20

See independent accountants’ review report and notes to condensed consolidated financial statements

C-COR.net Corp.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except per share data)

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and, in the opinion of management, contain all adjustments (consisting only of normal, recurring adjustments except as noted) necessary to fairly present C-COR.net Corp.’s (the Company) consolidated financial position as of March 28, 2003 and the consolidated results of operations for the thirteen-week and thirty-nine week periods ended March 28, 2003 and March 29, 2002. Operating results for the thirteen-week and thirty-nine week periods ended March 28, 2003 are not necessarily indicative of the results that may be expected for the year ending June 27, 2003, due to the cyclical nature of the industry in which the Company operates, fluctuations in currencies related to its foreign operations, and changes in overall conditions that could affect the carrying value of its assets and liabilities. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the fiscal year ended June 28, 2002.

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

3.  ACCOUNTING CHANGE AND ACCOUNTING PRONOUNCEMENTS

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (Statement 144), which supersedes both SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of “(Statement 121) and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (Opinion 30), for the disposal of a segment of a business (as previously defined in that Opinion). Statement 144 retains the fundamental provisions in Statement 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with Statement 121. For example, Statement 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. Statement 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike Statement 121, an impairment assessment under Statement 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under SFAS No. 142, “Goodwill and Other Intangible Assets” (Statement 142).

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

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”(the Interpretation), which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. The Interpretation also requires the recognition of a liability by a guarantor at the inception of certain guarantees.

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

The Company has adopted the disclosure requirements of the Interpretation (see Note 15) and will apply the recognition and measurement provisions for all guarantees entered into or modified after December 31, 2002.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (Statement 148).  The provisions of Statement 148 amend SFAS No. 123, “Accounting for Stock Based Compensation” (Statement 123), to provide alternative methods of transitioning to a fair value-based method of accounting for stock-based employee compensation. In addition, Statement 148 also expands the disclosure requirements of Statement 123 by requiring more detailed disclosure in both annual and interim financial statements. The Company adopted Statement 148 effective December 28, 2002. The transition provisions of Statement 148 did not have a material impact on the Company’s financial results, as the Company did not adopt the fair value-based accounting provisions of Statement 123 (see Note 16).

4.  BUSINESS COMBINATIONS

Fiscal Year 2003

On September 16, 2002, the Company acquired certain assets and liabilities of Philips Broadband Networks (PBN) from Royal Philips Electronics (Philips). PBN is a provider of broadband products, including transmission products, network optimizing technologies, and element management systems. PBN is supported by sales and services organizations worldwide, with a strong customer base in Europe and the Asia Pacific region. The purchase included assets in various countries, cable infrastructure products, and a design and production facility in Manlius, New York. These assets and the facility became part of the Company’s Broadband Communications Products Division. The purchase of these net assets and operations provided the Company with an opportunity to increase its customer and installed equipment base, primarily in the international markets of Europe and Asia, and to capitalize on the combined synergies of the Company’s skilled workforce, market focus, and product offerings. The purchase price for the acquisition was 79,950 Euros, which is subject to certain adjustments. During the quarter ended December 27, 2002, the Company announced the closing of its Manlius, New York and Louviers, France facilities, which were acquired as part of the PBN transaction (see Note 10).

The effective date of the acquisition was August 26, 2002 (PBN’s fiscal month end). Accordingly, the results of operations of PBN are included in the consolidated financial statements from August 26, 2002. At closing on September 16, 2002, the Company made an initial cash payment of 75,000 Euros ($72,507 U.S. dollars, which was net of $200 of imputed interest) to Royal Philips Electronics, with subsequent payments subject to certain adjustments. The Company anticipates additional consideration to be paid of approximately $2,576 during the quarter ending June 27, 2003. In addition, the Company incurred direct transaction costs of approximately $1,263 to consummate the acquisition. The Company used its available cash to fund the acquisition. The acquisition was accounted for as a purchase.

The excess of the purchase price and related costs over the fair value of the acquired net assets of the business was recorded as goodwill. The following table summarizes the estimated fair value of the net assets acquired from Royal Philips Electronics, including goodwill, as of the effective date of the acquisition.

Current assets	$33,653
Property, plant and equipment	5,914
Other long-term assets	1,600
Intangible assets	5,100
Current liabilities	(33,629)
Goodwill	63,708

Total purchase price	$76,346

One of the acquired intangible assets was in-process research and development, representing research and development projects that were commenced but not yet completed at the date of the acquisition, and which if unsuccessful, have no alternative future use in research and development activities or otherwise. The value allocated to in-process research and development as of the acquisition date was $1,560 (subsequently adjusted to $800 based on a third-party valuation of certain intangible assets). The amount allocated to in-process research and development was charged to expense as an acquired in-process technology charge in the condensed consolidated statement of operations during the thirty-nine week period ended March 28, 2003. A significant portion of the amount of the goodwill from the acquisition is expected to be deductible for tax purposes. However, due to expected basis differences in the book versus tax purchase price allocation, which has not been completed to date, the amount of the goodwill which will be deductible has not yet been determined. As part of the annual assessment that is required under Statement 142, the Company determined that the carrying value of the Broadband Communications Products Division exceeded its fair value, and an impairment charge of $40,022 was recorded during the thirteen-week period ended March 28, 2003 (see Note 5).

As of March 28, 2003, the net book value of intangible assets with definite useful lives resulting from all of the Company’s business combinations was $4,486. These intangible assets are being amortized over their estimated useful life of 36 months. The weighted-average life remaining on these intangible assets is 24 months.

Pro Forma

The following selected unaudited pro forma information is provided to present a summary of the combined results of the Company’s operations, as if the acquisition of certain operations of Philips and ADC Telecommunications, Inc.(ADC) had occurred as of June 30, 2001, after giving effect to purchase accounting adjustments. The pro forma data are for informational purposes only and may not necessarily reflect the results of operations of the Company had the operations acquired from Philips and ADC operated as part of the Company for the thirty-nine weeks ended March 28, 2003 and March 29, 2002, respectively.

	Thirty-nine Weeks Ended

	March 28, 2003	March 29, 2002

Net sales	$163,241	$305,963
Net loss	$(125,575)	$(20,500)
Net loss per share--basic and diluted	$(3.45)	$(0.62)

5.  GOODWILL AND IDENTIFIABLE INTANGIBLES

In June 2001, the FASB issued Statement 142. The Company adopted the provisions of Statement 142 effective June 29, 2002. As of the date of adoption, the Company had unamortized goodwill in the amount of $7,246 and unamortized identifiable intangible assets in the amount of $1,597 that were subject to the transition provisions of Statement 142.  For purposes of applying Statement 142, management believes the Company’s operating segments (Broadband Communications Products, Broadband Network Services, and Broadband Management Solutions) represent the Company’s reporting units, although there was no goodwill or intangible assets associated with Broadband Management Solutions as of the date of adoption or as of March 28, 2003. The Company determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company then determined the fair value of each reporting unit. The fair value was determined based on an independent third party appraisal, using a discounted cash flow model.  As a result of this evaluation, the Company did not have an impairment of goodwill as of June 29, 2002. The Company is required to reevaluate whether goodwill is impaired on an annual basis. The Company has selected the end of its third fiscal quarter of each year to reassess the value of its reporting units and related goodwill balances, or at other times if events have occurred or circumstances exist that indicate the carrying amount of goodwill may not be recoverable. Accordingly, the Company reassessed whether goodwill was impaired as of March 28, 2003.  The Company determined that the carrying value of the Broadband Communications Products reporting unit exceeded its fair value, which was determined from an independent third-party appraisal, and as such, an impairment charge of $40,022 has been recorded during the thirteen-week period ended March 28, 2003. The decline in the fair value of the Broadband Communications Products reporting unit is largely attributable to the weakness in capital spending by cable operators in recent periods. The Company has made an estimate of the value of other intangible assets not recorded on its balance sheet as of March 28, 2003, in order to allocate the fair value of the Broadband Communications Products reporting unit to both tangible and intangible assets as of March 28, 2003.  The Company anticipates completing a third-party valuation of these unrecorded intangible assets during the fourth quarter ending June 27, 2003, and will adjust the goodwill impairment charge accordingly in its fourth quarter operating results.  As of March 28, 2003, the Company has remaining goodwill associated with Broadband Communications Products and Broadband Network Services of $26,702 and $6,977, respectively.

The following information is provided to report what net income (loss) for the thirteen-week and thirty-nine week periods ended March 28, 2003 and March 29, 2002 would have been, exclusive of amortization expense (including any related tax effects)recognized related to goodwill and intangible assets that are no longer being amortized as a result of the adoption of Statement 142:

	Thirteen Weeks Ended

	March 28, 2003	March 29, 2002

Reported net income (loss)	$(114,641)	$109
Add back: Goodwill and workforce amortization, net of tax	—	560

Adjusted net income (loss)	$(114,641)	$669

Basic and diluted net income (loss) per share:
Reported net income (loss) per share	$(3.15)	$0.00
Add back: Goodwill and workforce amortization, net of tax	—	0.02

Adjusted net income (loss)	$(3.15)	$0.02

	Thirty-nine Weeks Ended

	March 28, 2003	March 29, 2002

Reported net loss	$(126,607)	$(4,765)
Add back: Goodwill and workforce amortization, net of tax	—	1,674

Adjusted net loss	$(126,607)	$(3,091)

Basic and diluted net loss per share:
Reported net loss	$(3.48)	$(0.14)
Add back: Goodwill and workforce amortization, net of tax	—	0.05

Adjusted net loss	$(3.48)	$(0.09)

6.  DEFERRED TAXES

Deferred taxes arise due to temporary differences in the bases of assets and liabilities and from net operating losses and credit carryforwards.  In general, deferred tax assets represent future tax benefits to be received when certain expenses previously recognized in the Company’s income statement become deductible expenses under applicable income tax laws or loss or credit carryforwards are utilized.  Accordingly, realization of deferred tax assets is dependent on future taxable income against which these deductions, losses and credits can be utilized.  In assessing the realizability of deferred tax assets, management considers historical operating losses, scheduled reversals of deferred tax liabilities, projected future taxable income and tax planning strategies.  As a result of the continued operating losses, a full valuation allowance in the amount of $46,890 was recorded in the thirteen-week period ending March 28, 2003 since realization of the benefit of those tax assets was uncertain at that date.

7.  INVENTORIES

Inventories include material, labor and overhead and are stated at the lower of cost or market. Cost is determined on the first-in, first-out method. Inventories as of March 28, 2003 and June 28, 2002 consisted of the following:

	March 28, 2003	June 28, 2002

Finished goods	$8,625	$9,773
Work-in-process	3,127	8,041
Raw materials	16,460	21,270

Total inventories	$28,212	$39,084

In the quarter ended March 28, 2003, the Company recorded a charge of $18,109 related to increasing its reserves for slow moving and obsolete inventory.  This increase reflected the reduced level of customer demand currently being experienced as well as the effect of product rationalization decisions made to eliminate product overlaps resulting from the PBN acquisition and to move certain uneconomic products to end of life status.  Additionally, the Company refined its reserve estimation process to quantify inventory reserve requirements across all inventory locations.

8.  CREDIT AGREEMENT

On November 7, 2002, the Company entered into a new financing agreement with a commercial lender. The new financing agreement is a two-year secured revolving credit facility, to be used for working capital and general corporate purposes, and provides an initial commitment up to an aggregate amount of $20,000. The financing agreement allows for issuance of letters of credit and cash borrowings. Letters of credit outstanding are limited to no more than $6,000. Cash borrowings are limited by certain availability reserves and a borrowing base, primarily a percentage of eligible domestic trade accounts receivable, up to the facility’s maximum availability less letters of credit outstanding.

As security for the financing agreement, the Company has pledged the following collateral: trade accounts receivable, inventory, general intangibles, real estate, equipment, life insurance policies, and certain stock of a wholly owned foreign subsidiary. The financing agreement contains a number of restrictive covenants, including covenants limiting incurrence of subordinate debt, disposal of collateral, and the payment of dividends (except stock dividends). The financing agreement contains no financial covenants.

The financing agreement is committed through November 6, 2004. Borrowings under the financing agreement bear interest at an applicable bank rate or LIBOR plus two and three-quarters percent (2.75%) per annum, payable monthly. The financing agreement required the payment of a facility fee of $150 at execution of the agreement, a fee on the unused commitment of 0.375% per annum payable monthly, and an administrative fee of $36 per annum.  As of March 28, 2003, the Company had no borrowings outstanding under the financing agreement.  Based upon the eligible borrowing base at March 28, 2003, available borrowings under the financing agreement were $15,262.

As a condition to closing on the new financing agreement, the Company terminated its prior credit agreement with a bank, whereby $7,500 was available as a revolving line-of-credit, subject to an aggregate sub-limit of $5,000 for issuance of letters of credit. The Company continues to maintain letters of credit with the bank in the aggregate of $2,255 as of March 28, 2003 related to our workers compensation program, customer obligations, and equipment lease obligations.  A cash compensating balance of $2,972 is maintained to secure the letters of credit.  Of the total cash compensating balance, $2,602 has been classified as a current asset as of March 28, 2003, as the terms for the letters of credit expire in less than one year.  An additional $370 has been classified as part of other long-term assets, as it is security for a letter of credit with a term of greater than one year. Under the new financing agreement, a letter of credit has been issued for $600 related to increased requirements under our workers compensation policy.

9.  ACCRUED LIABILITIES

Accrued liabilities as of March 28, 2003 and June 28, 2002 consisted of the following:

	March 28, 2003	June 28, 2002

Accrued employee benefit expense	$1,208	$2,745
Accrued vacation expense	2,922	2,868
Accrued salary expense	2,418	2,635
Accrued warranty expense	15,141	10,762
Accrued workers compensation self-insurance expense	879	994
Accrued restructuring	7,766	2,965
Accrued income tax payable	1,961	1,809
Accrued other	13,685	8,213

	$45,980	$32,991

10.  RESTRUCTURING COSTS AND PLANT CLOSING

During the thirteen-week period ended December 27, 2002, the Company announced the closing of its Manlius, New York manufacturing facility and its Louviers, France engineering and support operations facility. The decision to close the Manlius manufacturing facility was a result of a process the Company began, as of the PBN acquisition date, to address redundancy in the product lines and manufacturing capacity resulting from its acquisition of certain assets and liabilities of PBN. The Company anticipates ceasing manufacturing and operations at each of these facilities by June 27, 2003. For the thirty-nine week period ended March 28, 2003, fair value adjustments for property, plant and equipment of $3,469 and exit costs of $8,115, which includes employee severance and termination benefits, relocation for employees offered employment transfers, and other lease commitment costs, were accounted for as an adjustment to the allocation of the original purchase price, and recorded as additional goodwill.

During the thirteen-week period ended March 28, 2003, the Company recorded an adjustment of previously recorded restructuring charges of $200.  For the thirty-nine week period ended March 28, 2003, the Company recorded $398 related to initiatives to improve its operating performance by aligning the cost structure across the Company with current business levels. The restructuring charge represents employee termination benefits for approximately 185 employees, of which $200 was unpaid as of March 28, 2003.

Details of restructuring charges as of March 28, 2003 are as follows:

	Accrual at June 28, 2002	Restructuring Charges (Recovery) in Fiscal Year 2003	Restructuring Charges from Acquisition in Fiscal Year 2003	Cash Paid (Received)	Accrual at March 28, 2003

Employee severance and termination benefits	$2,416	$411	$6,913	$3,571	$6,169
Write-off of property, plant and equipment	—	(13)	—	(13)	—
Contractual obligations and other	549	—	1,202	154	1,597

Total	$2,965	$398	$8,115	$3,712	$7,766

Employee severance and termination benefit payments are being made on a weekly or bi-weekly basis, and as such, the Company anticipates payments for the remaining amounts accrued as of March 28, 2003 to extend through December 2003. The Company intends to continue its initiatives to achieve more cost-effective operations throughout the remainder of fiscal year 2003, which may result in additional restructuring expenses in amounts that have not yet been determined.

11.  LIQUIDITY

The Company’s primary sources of liquidity are cash on-hand, cash flow from operations, as well as our financing agreement. Based on projected sales and operating expenses, the Company expects to use cash to fund operating losses anticipated in the next quarter, however we do expect to realize cash savings from ongoing restructuring initiatives in the fourth quarter of fiscal year 2003, including the closing of our Manlius, New York manufacturing facility and our Louviers, France operation.  The Company intends to continue initiatives to achieve a more cost-effective operation in order to conserve available cash.  The Company believes that current cash and cash equivalent balances, as well as our financing agreement, will be adequate to cover operating cash requirements, restructuring costs, and additional consideration for the acquisition of PBN over the next twelve months.

12.  COMPREHENSIVE LOSS

The components of accumulated other comprehensive income, net of tax if applicable, are as follows:

	March 28, 2003	June 28, 2002

Unrealized loss on marketable securities	$(21)	$(12)
Foreign currency translation gain	992	558

Accumulated other comprehensive income	$971	$546

The components of comprehensive loss for the thirteen-week and thirty-nine week periods ended March 28, 2003 and March 29, 2002 are as follows:

	Thirteen Weeks Ended

	March 28, 2003	March 29, 2002

Net income (loss)	$(114,641)	$109
Other comprehensive income (loss):
Unrealized gain on marketable securities	2	1
Foreign currency translation gain	350	2,913

Other comprehensive income	352	2,914

Comprehensive income (loss)	$(114,289)	$3,023

	Thirty-nine Weeks Ended

	March 28, 2003	March 29, 2002

Net loss	$(126,607)	$(4,765)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	(9)	19
Foreign currency translation gain (loss)	434	(666)

Other comprehensive income (loss)	425	(647)

Comprehensive loss	$(126,182)	$(5,412)

The Company accounts for certain intercompany loans that are denominated in various foreign currencies as being permanent in nature, as settlement is not planned or anticipated in the foreseeable future.  As such, foreign exchange translation gains and losses related to these loans are excluded from net income (loss) and reported as a component of other comprehensive income (loss).

13.  NET INCOME (LOSS) PER SHARE

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

	Thirteen Weeks Ended

	March 28, 2003	March 29, 2002

Net income (loss)	$(114,641)	$109

Weighted average common shares outstanding	36,365	33,983
Common share equivalents	—	2,850

Weighted average common shares and common share equivalents	36,365	36,833

Net income (loss) per share:
Basic	$(3.15)	$0.00
Diluted	$(3.15)	$0.00

	Thirty-nine Weeks Ended

	March 28, 2003	March 29, 2002

Net loss	$(126,607)	$(4,765)

Weighted average common shares outstanding	36,356	32,863
Common share equivalents	—	—

Weighted average common shares and common share equivalents	36,356	32,863

Net loss per share:
Basic	$(3.48)	$(0.14)
Diluted	$(3.48)	$(0.14)

For the thirteen-week period ended March 28, 2003, stock options and warrants representing 6,869 common shares were excluded from the diluted net loss per share calculation because they were antidilutive. For the thirty-nine week periods ended March 28, 2003 and March 29, 2002, stock options and warrants representing 6,705 and 6,861 common shares, respectively, were excluded from the diluted net loss per share calculations because they were antidilutive.

14.  SEGMENT INFORMATION

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

The following costs and asset categories are not allocated to our segments, and are reflected in the table as “unallocated items”:

•	Corporate selling, general and administrative expenses, certain quality assurance costs, and technology oversight functions;

•	Restructuring costs;

•	Goodwill and other intangible asset impairment charges;

•	Goodwill amortization resulting from acquisitions;

•	Income tax expense (benefit); and

•	Identifiable assets of cash and cash equivalents, marketable securities and other short-term investments, and certain other long-term corporate assets.

Information about industry segments for the thirteen-week and thirty-nine week periods ended March 28, 2003 and March 29, 2002 is as follows:

	Broadband Communications Products	Broadband Network Services	Broadband Management Solutions	Unallocated	Total

13 week period ended March 28, 2003
Net sales	$44,309	$4,482	$1,309	$—	$50,100
Depreciation and amortization	2,364	175	75	373	2,987
Operating loss	(21,626)	(613)	(1,701)	(43,728)	(67,668)
Income tax expense	—	—	—	46,890	46,890
Identifiable assets at March 28, 2003	116,908	13,074	1,570	32,285	163,837
Capital expenditures	422	64	40	557	1,083
13 week period ended March 29, 2002
Net sales	$63,995	$10,481	$2,754	$—	$77,230
Depreciation and amortization	1,657	240	1,666	654	4,217
Operating income (loss)	7,355	1,141	(4,178)	(4,930)	(612)
Income tax expense	—	—	—	1,241	1,241
Identifiable assets at March 29, 2002	133,884	12,654	16,404	148,361	311,303
Capital expenditures	216	311	136	1,390	2,053
39 week period ended March 28, 2003
Net sales	$128,739	$17,082	$2,888	$—	$148,709
Depreciation and amortization	8,096	561	500	1,160	10,317
Operating loss	(24,368)	(604)	(6,875)	(53,637)	(85,484)
Income tax expense	—	—	—	41,048	41,048
Identifiable assets at March 28, 2003	116,908	13,074	1,570	32,285	163,837
Capital expenditures	1,971	118	327	971	3,387
39 week period ended March 29, 2002
Net sales	$164,839	$28,446	$3,141	$—	$196,426
Depreciation and amortization	5,436	697	4,998	1,946	13,077
Operating income (loss)	19,428	3,107	(14,595)	(15,538)	(7,598)
Income tax benefit	—	—	—	(1,219)	(1,219)
Identifiable assets at March 29, 2002	133,884	12,654	16,404	148,361	311,303
Capital expenditures	613	412	150	4,031	5,206

Sales to unaffiliated customers by geographic region are as follows:

	Thirteen Weeks Ended

	March 28, 2003	March 29, 2002

United States	$36,972	$68,807
Europe	8,001	1,983
Other	5,127	6,440

Total	$50,100	$77,230

	Thirty-nine Weeks Ended

	March 28, 2003	March 29, 2002

United States	$108,726	$171,163
Europe	21,954	7,348
Other	18,029	17,915

Total	$148,709	$196,426

Property, plant and equipment, net by geographic region is as follows:

	March 28, 2003	March 29, 2002

United States	$23,378	$22,638
Europe	830	873
Other	597	514

Total	$24,805	$24,025

15.  WARRANTY

The Company warrants its products against defects in materials and workmanship, generally for three to five years, depending upon product lines. A provision for estimated future costs relating to warranty activities is recorded when the product is shipped, based upon the Company’s historical experience. In addition, the recorded amount is adjusted for specifically identified warranty exposures.

Changes in the Company’s warranty liability during the thirty-nine week period ended March 28, 2003 are as follows:

Balance as of June 28, 2002	$10,762
Warranties issued during the period	2,907
Fair value of warranty liabilities acquired in PBN acquisition during the period	5,916
Settlements made during the period	(3,988)
Changes in the liability for pre-existing warranties during the period	(456)

Balance as of March 28, 2003	$15,141

16.  STOCK AWARD PLANS

The Company accounts for its stock award plans in accordance with the provision of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”  If charges for the Company’s stock plans had been determined based on the fair value method at the grant dates, as prescribed in Statement 123, the Company’s net income (loss) and net income (loss) per share would have been as follows:

	Thirteen Weeks Ended

	March 28, 2003	March 29, 2002

Net income (loss)	$(114,641)	$109
Add:
Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	—	—
Deduct:
Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	3,057	1,572

Pro forma net loss	$(117,698)	$(1,463)

Net income (loss) per share:
Basic – as reported	$(3.15)	$0.00
Basic – pro forma	$(3.24)	$(0.04)
Diluted – as reported	$(3.15)	$0.00
Diluted – pro forma	$(3.24)	$(0.04)

	Thirty-Nine Weeks Ended

	March 28, 2003	March 29, 2002

Net loss	$(126,607)	$(4,765)
Add:
Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	—	—
Deduct:
Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	8,057	4,501

Pro forma net loss	$(134,664)	$(9,266)

Net loss per share:
Basic – as reported	$(3.48)	$(0.14)
Basic – pro forma	$(3.70)	$(0.28)
Diluted – as reported	$(3.48)	$(0.14)
Diluted – pro forma	$(3.70)	$(0.28)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion addresses the financial condition of C-COR.net Corp. as of March 28, 2003, and the results of our operations for the thirteen-week and thirty-nine week periods ended March 28, 2003, compared with the same periods of the prior fiscal year. This discussion should be read in conjunction with the Management’s Discussion and Analysis section for the fiscal year ended June 28, 2002, included in the Company’s Annual Report on Form 10-K.

Disclosure Regarding Forward-Looking Statements

Some of the information presented in this report contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, among others, our ability to expand our product offering, fluctuations in demand for telecommunications equipment and broadband management services, the slowdown in network upgrade activity and the level of future network upgrade activity, the trend toward more fiber in the network, global demand for our products and services, our ability to expand our operations internationally, including the impact of the Philips Broadband Networks (PBN) acquisition, our assessment of credit risk related to major customers, and statements relating to our business strategy. Forward-looking statements represent our judgment regarding future events. Although we believe we have a reasonable basis for these forward-looking statements, we cannot guarantee their accuracy and actual results may differ materially from those anticipated due to a number of uncertainties, many of which we are not aware. Factors that could cause actual results to differ from expectations include, among others, capital spending patterns of the communications industry, our ability to develop new and enhanced products, continued industry consolidation, the development of competing technologies, changes in the credit profile of major customers that would lead us to restrict new product shipments or record an increase in the allowance for doubtful accounts, and our ability to achieve our strategic objectives. For additional information concerning these and other important factors that may cause our actual results to differ materially from expectations and underlying assumptions, please refer to the reports filed by us with the Securities and Exchange Commission.

Business Overview

We design, manufacture, and market network distribution and transmission products and provide services and operational support systems to operators of advanced hybrid fiber coax broadband networks. We operate in three industry segments: Broadband Communications Products, Broadband Network Services, and Broadband Management Solutions.

Our Broadband Communications Products Division is responsible for research, development, management, production, support, and sales of advanced fiber optic and radio frequency equipment. Our Broadband Network Services Division provides outsourced technical services, including network engineering and design, construction, activation, optimization, certification, maintenance, and operations. Our Broadband Management Solutions Division is responsible for the development, integration, management, implementation, support, and sales of operational support systems that focus on network services management and mobile workforce management solutions.

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

The effective date of the acquisition was August 26, 2002 (PBN’s fiscal month end). Accordingly, the results of operations of PBN are included in the consolidated financial statements for the period from August 26, 2002 through March 28, 2003. At closing on September 16, 2002, the Company made an initial cash payment of 75.0 million Euros ($72.5 million U.S. dollars, which was net of $200,000 of imputed interest) to Royal Philips Electronics, with subsequent payments subject to certain adjustments. The Company anticipates additional consideration to be paid of approximately $2.6 million during the thirteen-week period ending June 27, 2003. In addition, the Company incurred direct transaction costs of approximately $1.3 million to consummate the transaction. The Company used its available cash to fund the acquisition. The acquisition was accounted for as a purchase, and resulted in goodwill of $63.7 million.

Goodwill Impairment

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” (Statement 142). The Company adopted the provisions of Statement 142 effective June 29, 2002. As of the date of adoption on June 29, 2002, the Company determined it did not have an impairment of goodwill as of that date.  We are required to reevaluate whether goodwill is impaired on an annual basis. We have selected the end of our third fiscal quarter of each year to reassess the value of our reporting units and related goodwill balances, or at other times if events have occurred or circumstances exist that indicate the carrying amount of goodwill may not be recoverable. Accordingly, we reassessed whether goodwill was impaired as of March 28, 2003.  For purposes of applying Statement 142, we believe our operating segments (Broadband Communications Products, Broadband Network Services, and Broadband Management Solutions) represent the Company’s reporting units, although there was no goodwill or intangible assets associated with Broadband Management Solutions as of the date of adoption or as of March 28, 2003. We determined the carrying value of each reporting unit by assigning the related assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. The Company then determined the fair value of each reporting unit. The fair value was determined based on an independent third party appraisal, using a discounted cash flow model. The Company determined that the carrying value of the Broadband Communications Products reporting unit exceeded its fair value.  Consequently, an impairment charge of $40.0 million has been recorded during the thirteen-week period ended March 28, 2003. The decline in the fair value of the Broadband Communications Products reporting unit is largely attributable to the weakness in capital spending by cable operators in recent periods. An estimate has been made of the value of other intangible assets not recorded on our balance sheet as of March 28, 2003, in order to allocate the fair value of the reporting unit to both tangible and intangible assets as of March 28, 2003.  We anticipate completing a third-party valuation of these unrecorded intangible assets during the fourth quarter ending June 27, 2003, and will adjust the goodwill impairment charge accordingly in our fourth quarter operating results.  As of March 28, 2003, the remaining goodwill associated with Broadband Communications Products and Broadband Network Services was $26.7 million and $7.0 million, respectively (see Note 5 of the condensed consolidated financial statements).

Plant Closing

During the quarter ended December 27, 2002, we announced the closing of our Manlius, New York manufacturing facility and our Louviers, France engineering and support services facility. The decision to close the Manlius manufacturing facility is a result of the process we began, as of the PBN acquisition date, to address redundancy in the product lines and manufacturing capacity resulting from the acquisition of PBN. We anticipate ceasing manufacturing and operations at these facilities by June 27, 2003. As of March 28, 2003, fair value adjustments for property, plant and equipment of $3.5 million and exit costs of $8.1 million, which include employee severance and termination benefits, relocation for employees offered employment transfers, and other lease commitment costs, were accounted for as an adjustment to the allocation of the original purchase price, and recorded as additional goodwill (see Notes 4 and 5 of the consolidated condensed financial statements).

Results of Operations

Net sales for the thirteen-week period ended March 28, 2003 were $50.1 million, a decrease of 35% from the prior year’s sales of $77.2 million for the same period. Net sales for the thirty-nine week period ended March 28, 2003 were $148.7 million, a decrease of 24% from the prior year’s sales of $196.4 million for the same period.

Broadband Communications Products segment sales decreased by 31% to $44.3 million during the thirteen-week period, compared to $64.0 million for the same period of the prior year. Broadband Communications Products segment sales decreased by 22% to $128.7 million during the thirty-nine week period, compared to $164.8 million for the same period of the prior year.  The decrease for both the quarter and year-to-date period is largely attributable to reduced or deferred capital spending by customers in the cable industry. The Company believes the reduced capital spending levels are the result of financial difficulties of certain cable customers, challenges in gaining access to capital markets, and a focus by cable operators on reducing debt and increasing cash flow.  The decline in sales affected our optical product lines and, to a lesser extent, our radio frequency product lines. Optical product sales were $16.4 million and $54.9 million for the thirteen-week and thirty-nine week periods ended March 28, 2003, compared to $35.6 million and $87.7 million, respectively, for the same periods of the prior year. Sales of radio frequency amplifiers were $27.9 million and $73.8 million during the thirteen-week and thirty-nine week periods ended March 28, 2003, compared to $28.4 million and $77.1 million, respectively, for the same periods of the prior year.  Although the Company has broadened its customer base and increased its base of installed equipment, Broadband Communications Products sales are dependent on the capital spending levels of its customers.

Broadband Network Services segment sales decreased by 57% to $4.5 million during the thirteen-week period, compared to $10.5 million for the same period of the prior year. Broadband Network Services segment sales decreased by 40% to $17.1 million during the thirty-nine week period, compared to $28.4 million for the same period of the prior year. The decrease during the quarter and year-to-date periods also resulted from reduced spending by domestic cable operators on technical services, primarily related to our Outside Plant operations, which include system sweep, reverse path activation, ingress mitigation, node certification, and system maintenance.

Broadband Management Solutions segment sales decreased by 52% to $1.3 million during the thirteen-week period ended March 28, 2003, compared to $2.8 million for the same period of the prior year. Broadband Management Solutions segment sales decreased by 8% to $2.9 million during the thirty-nine week period ended March 28, 2003, compared to $3.1 million for the same period of the prior year. Broadband Management Solutions segment sales for both the thirteen-week and thirty-nine week periods ended March 29, 2002 included $2.4 million of sales attributable to completion of a long-term contract, assumed in our acquisition of MobileForce Technologies Inc. in April 2001, that was accounted for using the completed contract method. Broadband Management Solutions segment sales are attributable to software license revenue and professional services, and as a result of revenue recognition requirements, sales are likely to fluctuate quarter to quarter, based upon the timing of customer acceptance related to deployments and service delivery.

Domestic sales as a percentage of consolidated sales were 74% and 73% for the thirteen-week and thirty-nine week periods ended March 28, 2003, compared to 89% and 87%, respectively, for the same periods of the prior year. Sales to domestic customers decreased by 46% to $37.0 million during the thirteen-week period ended March 28, 2003, compared to $68.8 million for the same period of the prior year. Sales to domestic customers decreased by 36% to $108.7 million during the thirty-nine week period ended March 28, 2003, compared to $171.2 million for the same period of the prior year. For the quarter and year-to-date periods, the decreases resulted from reductions in both Broadband Communications Products segment and Broadband Network Services segment sales due to reduced spending by certain domestic multiple system operators (MSOs).

International sales as a percentage of total consolidated sales were 26% and 27% for the thirteen-week and thirty-nine week periods ended March 28, 2003, compared to 11% and 13%, respectively, for the same periods of the prior year. Sales to international customers increased by 56% to $13.1 million for the thirteen-week period ended March 28, 2003, compared to $8.4 million for the same period of the prior year. Sales to international customers increased by 58% to $40.0 million for the thirty-nine week period ended March 28, 2003, compared to $25.3 million for the same period of the prior year. The increases for the quarter and year-to-date periods resulted from higher Broadband Communications Products segment sales, primarily in Europe and Asia. As a result of our acquisition of the PBN assets and operations, we have increased our customer base and installed equipment base in the markets of Europe and Asia. We have added operations in the Netherlands, Spain, Portugal, United Kingdom, France, Germany, Singapore and Australia. These operations include engineering, sales and administrative support activities to support the delivery of localized versions of products and services to customers in Europe and Asia. We expect the demand for our products in international markets will continue to be highly variable. The international markets represent distinct markets in which capital spending decisions for hybrid fiber coax network distribution equipment can be affected by a variety of factors, including access to financing and general economic conditions.  In addition, sales to customers in Asian markets may be adversely affected in the near term by disruption caused by the SARS outbreak.

At March 28, 2003, our backlog of orders was $58.2 million, including $30.5 million for Broadband Communications Products, $21.2 million for Broadband Network Services, and $6.5 million for Broadband Management Solutions. By comparison, backlog at the beginning of the quarter (December 27, 2002) was $51.9 million, including $25.9 million for Broadband Communications Products, $19.7 million for Broadband Network Services, and $6.3 million for Broadband Management Solutions.  The Company includes in backlog customer orders that are anticipated to result in revenue being recognized over the next twelve months.  The majority of orders in backlog for the Broadband Communications Products division will result in revenue over the next six months while orders in backlog of the other two divisions typically include a substantial proportion that will result in revenue over the latter part of the twelve month period.

Gross margins were (12.4)% and 11.2% for the thirteen-week and thirty-nine week periods ended March 28, 2003, compared to 29.4% and 28.9%, respectively, for the same periods of the prior year. For the Broadband Communications Products segment, gross margins were (16.5)% and 10.5% for the thirteen-week and thirty-nine week periods ended March 28, 2003, compared to 31.9% and 31.2%, respectively, for the same periods of the prior year. The decrease in Broadband Communications Products segment gross margin for the quarter and year-to-date periods was due primarily to an increase in our provision for excess and obsolete inventory of $18.1 million during the thirteen-week period ended March 28, 2003.  The increase in the excess and obsolete provision during the period is a result of significant reductions in demand levels, product line rationalization decisions made during the quarter for overlapping product lines resulting from acquisitions, transition to an outsourced manufacturer of product lines determined to be at the end of their product lifecycle, and a refinement of the Company’s reserve estimation process to quantify reserve requirements for inventory levels in excess of our forecasted demand.  In addition, shifts in product mix and higher manufacturing costs per unit due to allocating higher fixed factory overhead costs contributed to lower gross margins during the periods. For the Broadband Network Services segment, gross margins were 11.6% and 16.7% for the thirteen-week and thirty-nine week periods ended March 28, 2003, compared to 22.0% and 23.5%, respectively, for the same periods of the prior year. The decrease in Broadband Network Services segment gross margin was due to lower service revenues and the requirement to maintain certain fixed operating costs, as well as variability in the gross margins associated with the service mix. For the Broadband Management Solutions segment, gross margins were $597,000 and $240,000 for the thirteen-week and thirty-nine week periods ended March 28, 2003, compared to ($44,000) and ($1.4 million), respectively, for the same periods of the prior year. In both the thirteen-week and thirty-nine week periods ended March 29, 2002, Broadband Management Solutions segment gross margins were effected by the recognition of revenue on completion of a long-term contract.  This contract incurred a loss that had been recorded in a prior period so that last years results reflected recognition of revenues and costs of sales in equal amounts of $2.4 million.  We anticipate that our future gross margin will continue to be affected by many factors, including revenue levels in general, sales mix, competitive pricing, the timing of new product introductions and the timing of deployments of our operational support services solutions, since the majority of these contracts are being accounted for on a completed contract basis and are subject to acceptance by the customer.

Selling and administrative expenses were $13.7 million (27.4% of net sales) for the thirteen-week period ended March 28, 2003, compared to $15.3 million (19.8% of net sales) for the same period of the prior year. Selling and administrative expenses were $38.0 million (25.6% of net sales) for the thirty-nine week period ended March 28, 2003, compared to $37.2 million (18.9% of net sales) for the same period of the prior year.  Selling and administrative expenses decreased during the thirteen-week period ended March 28, 2003, compared to the same period of the prior year, as a result of a $2.4 million increase in the allowance for doubtful accounts recorded in the prior year quarter ended March 29, 2002 for trade receivables associated with our Argentina operation.   The increased selling and administrative expenses for the thirty-nine week period ended March 28, 2003 were due to personnel costs and administrative expenses related to our acquisition of PBN assets and operations, which were partially offset by recovery of $939,000 in bad debts, collected on certain accounts previously deemed uncollectible.

Research and product development expenses were $7.6 million (15.2% of net sales) for the thirteen-week period ended March 28, 2003, compared to $6.5 million (8.4% of net sales) for the same period of the prior year. Research and product development expenses were $21.4 million (14.4% of net sales) for the thirty-nine week period ended March 28, 2003, compared to $20.8 million (10.6% of net sales) for the same period of the prior year.  Research and product development expenses in the Broadband Communications Products segment were $6.2 million and $16.8 million for the thirteen-week and thirty-nine week periods ended March 28, 2003, compared to $4.3 million and $13.6 million, respectively, for the same periods of the prior year. The increases were primarily due to higher personnel costs resulting from our acquisition of PBN assets and operations. Research and product development expenses in the Broadband Management Solutions segment were $1.4 million and $4.2 million for the thirteen-week and thirty-nine week periods ended March 28, 2003, compared to $2.0 million and $6.6 million, respectively, for the same periods of the prior year. The decreases were primarily due to lower personnel costs resulting from reductions in the workforce and lower expenses for the development of mobile workforce management software solutions. Other research and product development expenses, not charged to segments, were $83,000 and $384,000 for the thirteen-week and thirty-nine week periods ended March 28, 2003, compared to $221,000 and $627,000, respectively, for the same periods of the prior year. We believe continued commitment to product development efforts will be required for us to remain competitive, and anticipate continuing investments in research and product development expenses in future periods related to ongoing initiatives in the development of optical products and network services management and mobile workforce software capabilities.

As a result of the announced plant closings in Manlius, New York and Louviers, France, we anticipate reductions in selling and administrative expenses and research and product development expenses, beginning in the fourth quarter of fiscal year 2003.

Operating loss (excluding unallocated items) for the Broadband Communications Products segment was $21.6 million and $24.4 million for the thirteen-week and thirty-nine week periods ended March 28, 2003, compared to operating income of $7.4 million and $19.4 million, respectively, for the same periods of the prior year. The decreases in operating income for the quarter and year-to-date periods ended March 28, 2003 were primarily attributable to reduced gross margins, as a result of increased provisions for excess and obsolete inventory and lower sales volume during the period. Operating loss (excluding unallocated items) for the Broadband Network Services segment was ($613,000) and ($604,000) for the thirteen-week and thirty-nine week periods ended March 28, 2003, compared to operating income of $1.1 million and $3.1 million, respectively, for the same periods of the prior year. The decreases in operating income resulted primarily from the lower sales volume and gross margins during the periods. Operating loss (excluding unallocated items) for the Broadband Management Solutions segment was $1.7 million and $6.9 million for the thirteen-week and thirty-nine week periods ended March 29, 2003, compared to operating loss of $4.2 million and $14.6 million, respectively, for the same periods of the prior year. The decreases in operating loss resulted primarily from lower research and development costs associated with the development of operational support solutions, higher gross margins, and elimination of amortization expense associated with identifiable intangible assets that were written off due to their impairment as of June 28, 2002.

Interest expense was $14,000 for the thirteen-week period ended March 28, 2003, compared to $20,000 for the same period of the prior year. Interest expense was $250,000 for the thirty-nine week period ended March 28, 2003, compared to $109,000 for the same period of the prior year. Interest expense for the thirteen-week periods relates primarily to long-term debt obligations.  The increase in interest expense for the year-to-date period resulted primarily from an imputed interest charge related to the PBN acquisition recorded in the first quarter.

Investment income was $98,000 for the thirteen-week period ended March 28, 2003, compared to $321,000 for the same period of the prior year. Investment income was $827,000 for the thirty-nine week period ended March 28, 2003, compared to $1.3 million for the same period of the prior year. The decreases in investment income for the quarter and year-to-date periods resulted from a lower average investment balance and lower yields, compared to a year ago.

Foreign currency exchange gain was $49,000 for the thirteen-week period ended March 28, 2003, compared to $1.5 million for the same period of the prior year. The gain for the thirteen week period of the prior year was due primarily to a translation gain during the period, resulting from devaluation of the Argentine peso and the remeasurement of U.S. dollar denominated accounts held by our foreign operation.Foreign currency exchange loss was $1.2 million for the thirty-nine week period ended March 28, 2003, compared to a gain of $1.9 million for the same period of the prior year.  The foreign currency exchange loss for the year-to-date period included a $1.6 million loss related to the settlement of a foreign exchange forward contract recorded in the first quarter.

Other expense, net was $216,000 for the thirteen-week period ended March 28, 2003, compared to other income, net of $178,000 for the same period of the prior year. Other income, net was $540,000 for the thirty-nine week period ended March 28, 2003, compared to other expense, net of $1.5 million for the same period of the prior year. Other income, net for the year-to-date period included $800,000 as a partial recovery on a note receivable from a third party that had been fully reserved for by the Company in a prior period. Other expense, net for the same period of the prior year included a charge to reserve for the aforementioned note receivable in the amount of $1.3 million.

During the thirteen-week period ended March 28, 2003, the Company assessed the realizability of its deferred tax assets, giving consideration to historical operating losses, scheduled reversals of deferred tax liabilities, projected future taxable income and tax planning strategies.  As a result of the continued operating losses, the Company recorded a valuation allowance of $46.9 million for the full amount of its net deferred tax assets, since realization of any future benefit from deductible temporary differences, net operating losses and tax credit carryforwards is uncertain as of March 28, 2003. This increased the net loss in the quarter by $46.9 million.  Our overall effective income tax rate was 92% and 20%, respectively, for the thirteen-week and thirty-nine week periods of the prior year. The fluctuations in the effective income tax rate for the thirteen-week and thirty-nine week periods of the prior year reflect changes in permanent differences, non-deductible amounts, the relative profitability of U.S. versus non-U.S. operations and the differences in statutory tax rates by jurisdiction.  We expect to record valuation allowances related to net tax benefits arising from temporary differences and operating losses in future periods until a level of profitability is sustained that demonstrates it is more likely than not that the Company will be able to realize all or part of the tax benefits.  In future periods with operating profits, we expect to record tax expense in an amount commensurate with cash tax payments (see Note 6 of the condensed consolidated financial statements).

Liquidity and Capital Resources

As of March 28, 2003, cash and cash equivalents totaled $25.7 million, down from $111.9 million at June 28, 2002. In addition, the Company has an arrangement with a bank at March 28, 2003 whereby a cash compensating balance of $3.0 million is being maintained to secure certain letters of credit issued on behalf of the Company. Of the total cash compensating balance, $2.6 million has been classified as a current asset at March 28, 2003, as the terms for the letters of credit expire in less than one year.  The remaining $370,000 has been classified as part of other long-term assets, as it is security for a letter of credit with a term of greater than one year.

Working capital was $29.3 million at March 28, 2003 as compared with $164.7 million as of June 28, 2002.  The reduction in working capital was primarily attributable to our acquisition of PBN, establishment of a valuation allowance related to net deferred tax assets, and funding the loss from operations during the thirty-nine week period.

Net cash used in operating activities was $6.1 million for the thirty-nine week period ended March 28, 2003, compared with cash used in operations of $7.5 million for the same period of the prior year. Although the year-to-date operating loss is much greater than in the previous year, much of the loss relates to non-cash charges such as the $40.0 million goodwill impairment charge, the $40.9 million deferred tax asset valuation allowance, and a $18.1 million increase in inventory reserves.  In addition, accounts and notes receivable decreased by $12.6 million in the thirty-nine week period ending March 28, 2003 compared to an increase of $32.7 million in the same period of the prior year.  The reduction in the current year reflects declining sales volumes.  All of the foregoing amounts are net of the effect of acquisitions.

Net cash used in investing activities was $80.4 million for the thirty-nine week period ended March 28, 2003, compared to cash used in investing activities of $27.5 million for the same period of the prior year. The increase in cash used in investing activities during the period was due primarily to utilizing $73.4 million of cash for the acquisition of PBN assets and operations, and $3.6 million for the payment of an earnout provision associated with our Aerotec Communications, Inc. acquisition. In addition to the initial consideration paid for the PBN assets, additional payments may be required under the terms of the acquisition agreement. The Company anticipates additional consideration of approximately $2.6 million to be paid during the quarter ending June 27, 2003, but continues to negotiate with the seller so this amount may change. Other uses of cash were for the purchase of property, plant and equipment of $3.4 million during the period.  The major elements of the cash used for investing activities for the same period of the prior year were $26.3 million used for the acquisition of operations of ADC Telecommunications, Inc., $5.2 million for the purchase of property, plant and equipment and $11.2 million for the purchase of marketable securities and other short-term investments.  These uses were offset partially by proceeds of $15.2 million from the sale of marketable securities, other short-term investments and property, plant and equipment.

Net cash used in financing activities was $99,000 for the thirty-nine week period ended March 28, 2003, compared with cash provided by financing activities of $54.2 million for the same period of the prior year. The current year activity primarily represented payments on long-term debt, which were partially offset by proceeds from the issuance of common stock to our employee stock purchase plan and from the exercise of stock options and warrants. The major element of the change in cash provided by financing activities for the same period of the prior year was net proceeds of $52.2 million received from our follow-on public offering of stock on February 19, 2002 and $5.1 million from the exercise of stock options and warrants, which were partially offset by $3.0 million used for the purchase of treasury stock.

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

As security for the financing agreement, the Company has pledged the following collateral: trade accounts receivable, inventory, general intangibles, real estate, equipment, life insurance policies, and certain stock of a wholly owned foreign subsidiary. The financing agreement contains a number of restrictive covenants, including covenants limiting incurrence of subordinated debt, disposal of collateral, and the payment of dividends (except stock dividends). The financing agreement contains no financial covenants.

The financing agreement is committed through November 6, 2004. Borrowings under the financing agreement bear interest at an applicable bank rate or LIBOR plus two and three-quarters percent (2.75%) per annum, payable monthly. The financing agreement required the payment of a facility fee of $150,000 at execution, a fee on the unused commitment of 0.375% per annum payable monthly, and an administrative fee of $36,000 per annum.  As of March 28, 2003, the Company had no borrowings outstanding on the financing agreement.  Based upon the eligible borrowing base at March 28, 2003, available borrowings under the financing agreement were $15.3 million.

As a condition for closing on the financing agreement, the Company terminated its prior credit agreement with a bank, whereby $7.5 million was available as a revolving line-of-credit, subject to an aggregate sub-limit of $5.0 million for issuance of letters of credit. We continue to maintain letters of credit with the bank in the aggregate of $2.3 million as of March 28, 2003 related to our workers compensation program, customer obligations, and equipment lease obligations.  We are required to maintain cash deposits of $3.0 million as collateral for these letters of credit, as of March 28, 2003. Under the new financing agreement, a letter of credit has been issued for $600,000 related to increased requirements under our workers compensation policy.

Our main source of liquidity is our cash on hand. We will continue to use cash to fund operating losses anticipated in the next quarter; however we expect to realize cash savings from ongoing restructuring initiatives in the fourth quarter of fiscal year 2003, including the closing of our Manlius, New York manufacturing facility and our Louviers, France operation. We intend to continue our initiatives to achieve more cost-effective operations throughout the remainder of fiscal year 2003, which may require additional restructuring expenses in amounts that have not yet been determined.

We believe that current cash and cash equivalents balances, as well as our new financing agreement, will be adequate to cover our operating cash requirements, restructuring costs and the additional consideration for the acquisition of certain operations of PBN over the next 12 months. However, we may find it necessary or desirable to seek other sources of financing to support our capital needs and provide available funds for working capital, or financing strategic initiatives, including acquiring or investing in complementary businesses, products, services, or technologies. Given the current status of the communications industry and its impact on our near term financial results and the restrictions in the financing agreement, we believe there are limited alternatives available as sources of additional financing. Accordingly, any plan to raise additional capital would likely involve equity-based financing, such as the issuance of common stock, preferred stock, or subordinated convertible debt securities and warrants under the Company’s previously filed Registration Statement, which would be dilutive to existing shareholders.

Accounting Changes and Accounting Pronouncement

In August 2001, the FASB issued SFAS No. 144,”Accounting for the Impairment or Disposal of Long-Lived Assets”  (Statement 144), which supersedes both SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (Statement 121) and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (Opinion 30), for the disposal of a segment of a business (as previously defined in that Opinion). Statement 144 retains the fundamental provisions in Statement 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with Statement 121. For example, Statement 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. Statement 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike Statement 121, an impairment assessment under Statement 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under Statement 142.

The Company adopted Statement 144 effective June 29, 2002. The adoption of Statement 144 for long-lived assets held for use did not have a material impact on the consolidated financial statements. The provisions of Statement 144 for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (Statement 146), which replaces Emerging Issues Task Force No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. Statement 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The provisions of Statement 146 are effective for exit or disposal activities that are initiated after December 31, 2002.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”(the Interpretation), which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. The Interpretation also requires the recognition of a liability by a guarantor at the inception of certain guarantees.

The Interpretation requires the guarantor to recognize a liability for the non-contingent component of the guarantee, which is the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements.

The Company has adopted the disclosure requirements of the Interpretation (see Note 15 to the condensed consolidated financial statements) and will apply the recognition and measurement provisions for all guarantees entered into or modified after December 31, 2002.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (Statement 148).  The provisions of Statement 148 amend SFAS No. 123, “Accounting for Stock Based Compensation” (Statement 123), to provide alternative methods of transitioning to a fair value-based method of accounting for stock-based employee compensation. In addition, Statement 148 also expands the disclosure requirements of Statement 123 by requiring more detailed disclosure in both annual and interim financial statements. The Company adopted Statement 148 effective December 28, 2002. The transition provisions of Statement 148 did not have a material impact on our financial results, as we did not adopt the fair value-based accounting provisions of Statement 123 (see Note 16 to the condensed consolidated financial statements).

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

The Company is exposed to foreign currency exchange rate risks inherent in our sales commitments, anticipated sales, and assets and liabilities denominated in currencies other than the United States dollar. As of March 28, 2003, our exposure to foreign currencies relates primarily to additional consideration to be paid for the acquisition of PBN.  The Company anticipates additional consideration to be paid of 2.7 million Euros during the quarter ending June 27, 2003. As of June 28, 2002, the Company had one outstanding foreign exchange forward contract in the notional amount of 80 million Euros. The Company was using this contract as an economic hedge of the forecasted purchase price of PBN. SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” prohibits the use of hedge accounting for forecasted business combination transactions. Therefore, the Company recorded the increase in the fair value of the foreign exchange forward contract as a gain in the amount of $1.6 million as a component of other income (expense), net in the consolidated statements of operations as of June 28, 2002, based on quoted market prices. This contract matured on August 21, 2002. As a result, a reduction in the fair value of the contract at the time of settlement was recorded during the quarter ending September 27, 2002 resulting in a loss of $1.6 million.

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

(a)     Evaluation of disclosure controls and procedures

Our chief executive officer and our chief financial officer, after evaluating our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-14(c) and 15-d-14(c) as of a date (the “Evaluation Date”) within 90 days before the filing date of this Quarterly Report on Form 10-Q), have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

(b)     Changes in Internal Controls

Subsequent to the Evaluation Date, there were no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures, nor were there any significant deficiencies or material weaknesses in our internal controls.  As a result, no corrective actions were required or undertaken.

The Company has made enhancements to its control environment, as a result of its recently implemented Enterprise Resource Planning (ERP) system and acquisitions, and will continue to do so on an ongoing basis.

PART II.   OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Shareholders

(Not applicable)

Item 6.	Exhibits and Reports on Form 8-K

The following exhibits are included herein:

(15)		Letter re: Unaudited Interim Financial Information.

(99)	(a)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 135

(99)	(b)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 135

Reports on Form 8-K

On January 21, 2003, the Registrant filed a Form 8-K dated January 16, 2003, to attach a press release announcing the Registrant’s financial results for the second quarter of fiscal year 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

C-COR. NET CORP.
(Registrant)

Date: May 9, 2003	/s/ DAVID A. WOODLE

Chief Executive Officer

Date: May 9, 2003	/s/ WILLIAM T. HANELLY

Chief Financial Officer (Principal Financial Officer)

Date: May 9, 2003	/s/ JOSEPH E. ZAVACKY

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

Date: May 9, 2003	/s/ DAVID A. WOODLE

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

Date: May 9, 2003	/s/ WILLIAM T. HANELLY

William T. Hanelly Chief Financial Officer