Form 10-K
period 2003-06-27
C COR NET CORP
filed 2003-09-12
CIK 350621

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 27, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number: 0-10726

C-COR.net Corp.

(Exact name of Registrant as specified in its charter)

Pennsylvania	24-0811591
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

60 Decibel Road

State College, Pennsylvania 16801

(Address of principal executive offices and Zip Code)

Registrant’s telephone number, including area code: (814) 238-2461

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.05 par value

Series A Junior Participating Preferred Stock Purchase Rights

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12-b2 of the Act).    Yes ☒    No ☐

As of December 27, 2002, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $115,701,834.

As of August 27, 2003, the Registrant had 36,571,189 shares of Common Stock outstanding.

Documents Incorporated by Reference:

Proxy Statement expected to be dated on or about September 15, 2003

PART I

Item 1.    Business

Some of the information presented in this report contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements represent C-COR’s judgment regarding future events and are based on currently available information. Although C-COR believes it has a reasonable basis for these forward-looking statements, we cannot guarantee their accuracy and actual results may differ materially from those we anticipated due to a number of uncertainties, many of which we are not aware.

Factors which could cause actual results to differ from expectations include:

•	capital spending patterns of the communications industry;

•	the global demand for C-COR’s products and services;

•	risks associated with foreign operations;

•	changes in the financial condition of significant customers;

•	the amount of particular products, services, and software within the overall mix of sales, as these products and services have varying profit margins;

•	our ability to develop new and enhanced hardware and software products;

•	continued industry consolidation;

•	the development of competing technologies; and

•	our ability to integrate acquisitions and achieve our strategic objectives.

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

C-COR operates through three divisions, each focused on a business segment: Broadband Communications Products, Broadband Network Services, and Broadband Management Solutions.

Broadband Communications Products (BCP), headquartered in Meriden, Connecticut, with an engineering facility in State College, Pennsylvania, supporting production facilities in Mexico and Austria, and sales offices around the world, is responsible for development, management, production, support, and sale of our advanced fiber optic, digital video transport, and radio frequency equipment.

Broadband Network Services (BNS), headquartered in Lakewood, Colorado, with satellite offices throughout the U.S., provides broadband network engineering and design services, network integration services, outside plant and construction services, outsourced operational services, and consulting services. BNS is one of the nation’s largest non-cable operator-affiliated technical forces serving the cable industry.

Broadband Management Solutions (BMS), headquartered in Pleasanton, California, with an engineering facility in State College, Pennsylvania, is responsible for development, integration, management, implementation, support, and sale of our operations support system software solutions to operate and manage reliable, high-quality multi-service networks.

Our principal customers include many of the largest cable operators in the United States, such as Adelphia Communications, Cablevision Systems, Charter Communications, Comcast, Cox Communications, Insight Communications, Mediacom Communications, and Time Warner Cable; a number of smaller domestic cable operators; and numerous international cable operators. These customers primarily operate hybrid fiber coax networks for delivering video, voice, and data services to homes and businesses. Our customer base also includes telephone companies and broadcasters who purchase digital video transport equipment.

See Note T to the consolidated financial statements for financial information relating to each of the business segments for fiscal years 2003, 2002 and 2001.

On September 16, 2002, we completed the acquisition of Philips Broadband Networks (PBN), a global provider of broadband products and services with a strong customer base in Europe and Asia. Following the completion of the purchase, PBN became part of our BCP division. As part of the integration of PBN into the BCP division,  C-COR conducted a product rationalization process to eliminate redundant offerings and consolidate production facilities (including the closing of PBN’s Manlius, New York, facility) to streamline operations. With the PBN acquisition, we have increased our customer and installed equipment base in international markets and have expanded our optical product capabilities.

See Note B to the consolidated financial statements for further information relating to business combinations.

Industry Overview

A local hybrid fiber coax network (also known as the metro-access tier of the network) consists of (i) a headend where information is received from a third-party operation (such as satellite, Internet gateway, or telephony network) or from another of the cable operator’s facilities; (ii) a transmission infrastructure that distributes the signal throughout the local network; and (iii) connections from the local transmission network to the end-users or subscribers. Historically, these systems offered one-way only video service.

During the past decade, the cable industry, like other segments of the communications industry, has undergone substantial change as a result of:

•	demand by consumers for two-way, high-speed broadband communications to accommodate Internet, telephony, video-on-demand (VOD), high definition television (HDTV), and other new information services that are customized to meet specific end-user demand; and

•	deregulation that allows competition among both wireline and wireless telephone companies as well as cable operators for communications services.

For the cable operator, these factors have resulted in:

•	deployment of multiple two-way subscriber application services over the cable network;

•	greater utilization of fiber optic technology for maximum network performance and reliability;

•	the need for more sophisticated network and service management products as well as technical field services to support the complexity of advanced two-way broadband communications systems; and

•	consolidation among cable operators to achieve additional scale and strengthen their balance sheets.

While these evolving changes have provided many opportunities for cable equipment suppliers, current market conditions are volatile due to a number of factors, including:

•	a reassessment by cable operators of capital spending requirements with the objective of balancing subscriber demand for advanced services with the financial market expectation of solid financial results, and, in particular, a renewed emphasis on generating positive cash flow and increasing revenue generated per subscriber;

•	the transition of most major domestic operators from large-scale network upgrades to more targeted capital investment tied to the roll-out of advanced services over smaller network segments;

•	delayed spending due to economic conditions in the international markets for network upgrades to support two-way capability for advanced voice, video, and data services;

•	consolidation of cable equipment suppliers providing network products and services to global broadband operators; and

•	the current macroeconomic environment that is affecting cable subscriber demand for network services, thereby influencing the cable operators’ timing for service roll-out and network improvements.

These market challenges in fiscal 2003 caused a decline in demand for our products and services. We responded by controlling our costs, reducing our workforce as appropriate, consolidating facilities to operate more efficiently, and acquiring Philips Broadband Networks to expand our international and domestic customer base.

Strategy Overview

Our strategic goal is to balance our business base across three distinct market segments: advanced telecommunications products; operations management software solutions; and technical field services. We seek to implement this strategy through both internal development of new products and services as well as acquisitions. Specific aspects of our strategy include:

Providing a Comprehensive Hybrid Fiber Coax Network Product Line.    We offer a full range of radio frequency and fiber optic transmission products to transmit signals in both directions over hybrid fiber coax networks between “the headend and the curb.” In addition, we offer digital video transport products, which are used primarily by telephone and broadcast companies to optically transport a wide variety of uncompressed video, audio, and data signals over wide and/or metropolitan areas.

Providing Broadband Management Software Solutions to Enhance Network Integrity.    Network integrity and reliability have become critical needs as hybrid fiber coax network traffic and complexity have grown and as these networks are increasingly used by multiple service providers. Traditional approaches to managing hybrid fiber coax networks focus on monitoring limited, individual elements of the network, such as cable modems or power supplies. In contrast, C-COR’s Integrated Service Management (ISM™) suite of software application modules allows cable operators to automate and proactively manage their network integrity and service delivery processes across multi-technology, multi-service, multi-vendor, and multi-ISP networks.

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

Increasing International Sales.    We are currently supplying products and services to a number of international customers, including cable operators in Europe, Asia, Canada, and Latin America. The PBN acquisition expanded our customer base, particularly in Europe and Asia. With our broad product and services offerings, we are supplying comprehensive network solutions to network operators in various international markets who generally prefer to purchase products and services from suppliers offering a more complete product line.

Products, Software, and Services

We provide broadband communications products, technical services, and management software solutions to support primarily cable operators as they plan, design, build, maintain, and manage complex broadband communications networks. These major market areas of equipment, software, and services are formally represented within the C-COR organization by the following three business divisions:

Broadband Communications Products (BCP) provides our advanced fiber optic, digital video transport, and radio frequency telecommunications equipment.

Broadband Network Services (BNS) provides technical field services, covering broadband network engineering and design services, outside plant and construction services, outsourced operational services, and consulting services.

Broadband Management Solutions (BMS) provides our array of operations management software solutions to operate and manage reliable, high-quality, multi-service networks.

Broadband Communications Products

C-COR segments the cable network into two technology tiers: metro-access and metro-core. The metro-access tier covers the local hybrid fiber coax network infrastructure delivering signals from the operator’s local headend to the subscriber’s home or to the small and medium enterprise and back. The metro-access tier generally encompasses analog video, quadrature amplitude modulation, and fiber to the premise technologies. The metro-core tier interconnects the service provider’s local headend or point-of-presence with other inter-city operator facilities or with third party operations. An example of metro-core connections would be between a cable operator’s headend and a broadcaster’s facility in transporting quality video over long distances. With our radio frequency and fiber optic equipment as well as our digital video transport product family, C-COR’s Broadband Communications Products division has a market position in both the metro-access and metro-core tiers.

Metro-Access Product Families

A local hybrid fiber coax network connects a local central content source, typically referred to as the headend, to individual residential or business users through a physical plant of fiber optic and coaxial cables and a variety of electrical and optical devices that modulate, transmit, receive, and amplify the signals as they move through the network. A typical local hybrid fiber coax network consists of three major segments: the headend and hubs, nodes, and the radio frequency plant. C-COR offers a comprehensive range of metro-access technology products for each of these segments. The primary objective of the C-COR metro-access product suite is to efficiently utilize bandwidth capacity to accelerate deployment of advanced services. This is accomplished through innovative technology creating converged, high-density smart platforms with universal element management systems.

Headend and Hubs

The headend receives information from a satellite transmission, Internet gateway, telephony network, or other source and converts this information to laser modulated optical signals for transmission across the local network. Larger networks feature both primary headends and a series of secondary headends or hubs. C-COR offers a broad range of headend and hub equipment under our CHP Max5000™ Converged Headend Platform that combines headend, hub, and compressed digital video transport onto one fully managed, scalable platform. The CHP Max5000 includes several transmission and access options, including analog and digital transmitters and receivers. The CHP Max5000 2RU platform supports ten application modules providing the smallest footprint and highest density headend platform on the market. A standard 6-foot rack holds up to 200 CHP Max5000 transmitters, providing exceptional space efficiency in the headend area, while reducing power consumption and equipment cooling costs. The innovative design of the CHP Max5000 lowers the capital costs of delivering more bandwidth per subscriber while enabling network operators to increase their bandwidth capacity for provisioning of advanced services, such as video-on-demand, high-speed Internet access, and voice-over-IP.

Nodes

The general function of the node in the local hybrid fiber coax network is to convert information from optical signals to radio frequency signals for distribution to the home or business. C-COR’s Opti Max™ Optimum Node Series ranges from advanced fully-segmentable to fiber deep platforms offering superior performance and cost efficiency required to meet the demands of the most advanced network architectures. The Opti Max4000 Advanced Fully Segmentable Node Platform provides field scalability that incorporates one-to-four node operations on the same platform, thereby preserving the network operator’s investment while offering growth to meet service-increasing demands. The Opti Max1000 Fiber Deep Node Platform combines cost-efficient design and superior performance. The Opti Max Optimum Node Series also offers a wide selection of optical transmission options and platforms, ranging from one-to-four coaxial outputs that provide solutions to optimize network operator flexibility. For fiber-challenged applications seeking maximum geographical reach, DWDM (Dense Wavelength Division Multiplexing), CWDM (Coarse Wavelength Division Multiplexing), and digital multiplexing technologies are incorporated to increase the volume of information transmitted over a single fiber. Opti Max nodes utilize space and cost-saving scalable technology that allows network operators to have a “pay-as-they-grow” approach in deploying their infrastructure, minimizing capital expenditures, while maximizing network service availability and performance.

Radio Frequency Plant Equipment

The radio frequency plant comprises products that transmit information between the optical nodes and subscribers. These products are essentially radio frequency amplifiers that come in various configurations such as trunks, bridgers, and line extenders. A trunk amplifier handles a large amount of information in a network when the node size is greater than 500 homes. A bridger splits the signal to send it to a greater number of destinations. Line extenders move the information to the home or business. C-COR’s Flex Max™ Series of Flexible Amplifiers offers a wide variety of aerial and cabinet-mount amplifiers. Our robust and reliable aerial trunk, bridger, and line extender amplifiers provide excellent forward and return path performance for architectures delivering both analog and digital channels. Our highly flexible cabinet-mount amplifiers include high-performance trunk and bridger amplifiers, high-output line extenders, and multi-dwelling unit (MDU) amplifiers. Representing one of the largest installed bases in the industry, the Flex Max Series of Flexible Amplifiers uses drop-in replacement modules to provide cost-savings upgrade applications.

Metro-Core Product Family

C-COR’s DV6000/DV6400 family of transport products are capable of digitally transporting over optical cables a wide variety of video, audio, and data signals to the service provider’s local headend or point-of-presence. Since the establishment of the original DV6000 system in 1993, the DV product family has evolved and continues to be enhanced into one of the most widely used and cost-effective fiber optic transport systems available in the industry. C-COR’s DV platforms are used by major telecommunications providers around the world to carry prominent video programming.

Summary of C-COR’s Metro-Access and Metro-Core Products

The following table summarizes our major products and their primary functions and features:

Product Families	Product Line	Product Description

Metro-Access Headend and Hubs	CHP Max5000 Converged Headend Platform	•		High density platform that maximizes limited headend rack space.
		•		Designed for thermal efficiency with chassis-mount fans that create superior airflow and offer better reliability than module-based fans.
		•		Supports both 1310 nm and 1550 nm wavelengths, and analog and digital signals.
		•		Flexible and scalable platform comprises a chassis and any combination of plug-in application modules to meet virtually any system requirement.
		•		Price/performance of low-power transmitters enable operators to dedicate one transmitter to each node, thereby nearly quadrupling system bandwidth capacity for advanced subscriber services.

Metro-Access Nodes	Opti Max1000, 2000, 3000, and 4000 Optimum Node Series	•		Provides strand-mount and cabinet-mount node options.
		•		Incorporates Gallium Arsenide (GaAs) technology, element management system capabilities, and digital return capabilities.
		•		Offers a wide selection of optical modules that include DWDM and CWDM return solutions.
		•		Offers service providers a new fiber-deep node platform enabling the cost-effective launch of advanced services deep into HFC networks that may currently be fiber poor.

Metro-Access Radio Frequency Plant	Flex Max200, 320, 340, 400, 500, and 900 Series of Flexible Amplifiers		•	Offers a variety of aerial and cabinet-mount trunk and bridger amplifiers, line extenders, and multi-dwelling unit (MDU) amplifiers.
			•	Supports the forward and return path performance demands of even the most rigorous network architectures delivering analog and digital channels.
			•	Provides either enhanced GaAs technology or C-COR’s proprietary Transfer Linearization Technology to improve system performance and lower costs.

Product Families	Product Line	Product Description

Metro-Core Digital Video Transport System	DV6000, DV6408, DV6444, DVSAS and DV6300 Video Transport Products	•	Supports any broadband video transport application including contribution quality video, broadcaster interconnection, remote video collection/backhaul, CATV backbones and headend consolidation, surveillance networks, and interactive distance learning.
		•	Offers a number of architecture combinations as well as video, audio, and data interfaces.
		•	Known for its high signal quality and system flexibility and reliability.
		•	Used to transport prominent video programming around the world.

New Products and/or Developments

During fiscal year 2003, C-COR completed an intensive product rationalization process covering C-COR legacy metro-access product lines and the product lines from our acquisition of certain operations of ADC Telecommunications, Inc. (ADC) and of PBN to eliminate redundant offerings and consolidate capabilities into complementary lines of equipment. Following completion of the product rationalization, C-COR announced its newly branded line of metro-access equipment—CHP Max Converged Headend Platform, Opti Max Optimum Node Series, and Flex Max Series of Flexible Amplifiers—at a major industry show in May 2003. Of these, the Opti Max1000 Fiber Deep Platform is a new product development targeted to service providers who are launching advanced services in fiber-poor networks. The Opti Max1000 increases bandwidth and thus revenue potential of network operators with minimum capital expenditures.

In addition, during fiscal year 2003, C-COR continued to develop and deploy several enhancements to its metro-core DV video transport product line. These on-going efforts include:

•	Multi-Port DVB-ASI (Digital Video Broadcast-Asynchronous Serial Interface) and SMPTE (Society of Motion Picture and Television Engineers) 310M Interface Cards which enable DVB-ASI and SMPTE 310M signals to be transported in one timeslot of any DV6000 family product line. These interface cards have application for broadcasters moving from analog to digital-based studio equipment in support of digital television and for cable operators looking to provide video-on-demand, both of which require efficient means of transporting digital video content.

•	SONET (Synchronous Optical Network)/SDH (Synchronous Digital Hierarchy) Optical Transceiver Module which uses a standards-based physical layer interface to extend the high quality audio and video signal capabilities of the DV6000 Digital Transport System over metro and long haul networks to other geographically diverse DV networks.

•	Ethernet Tributary and Switch Interface Cards which enable the transport of Ethernet over the DV digital video transport system by providing interface and switching functionality.

•	Combination Video, Audio, and Data Interface Card, an easily installed, one-module solution for the transport of video, audio and serial data. Once encoded, various combinations of these signals can be transported along with any other signal types with which the DV interfaces to decoders at one or more locations throughout the network. These modules are ideal for use in pan-tilt-zoom control for remote cameras, remote terminal connections, or other similar applications.

•	SMPTE 259M Switch Interface Modules which enable DV users to interface channels from their DV product lines with the ports of digital switches. This interoperability reduces complexity, improves end-to-end performance, and enables significant equipment savings for operators of switched video and audio networks.

Broadband Network Services

With offices located throughout the U.S., C-COR’s Broadband Network Services division offers technical services for engineering, design, and deployment of advanced subscriber services over broadband networks. The technical services provided by the Broadband Network Services division include:

Service	Description

Outside Plant Technical Services	Hands-on technical services performed in the customer’s plant. These are highly complex tasks largely centered on the conversion of the cable operator’s plant from a one-way analog video medium to a two-way, fully interactive broadband pipe, and the continuing operation of it as such. Among the services provided are system sweep, reverse path activation, ingress mitigation, node certification, plant hardening, cable testing, cable repair, system maintenance, contract service calls, process design, personnel development and training, project management, installation, coaxial and fiber splicing, and aerial and underground construction.

Network Integration Technical Services and Consulting	Systems integration and installation services for data, telephony, and digital video platforms for both network operators and network equipment manufacturers. Consulting services, including process design advisory services, statistical process control system design, network design, and specification consulting, are also provided. Network systems integration technicians perform hands-on services covering “rack and stack” final assembly and deployment of cable modem termination systems, dense wavelength division multiplexing lasers, and hybrid fiber coax telephony systems, among others.

Outsourced Operational Services	Full outsourcing services in handling field operations, including technical management, system maintenance, customer service calls, and installation activity.

Network Design and Field Engineering Services	Network design services, including walkout, strand digitizing, radio frequency and optical fiber network design, electronics network drafting, design quality control, drafting and documentation, engineering consultation, system data archiving, and project management.

Broadband Management Solutions

C-COR’s Broadband Management Solutions division develops operations support system solutions that enable our customers to automate and proactively manage their networks and service delivery processes. C-COR’s Integrated Services Management (ISM) suite of operations support system software applications delivers a unified view of customers, quality of service, and network performance. During fiscal year 2003, BMS added a new module under the ISM umbrella: the Network Configuration Manager (NCM™), a software application that documents network topology.

The ISM currently incorporates the following specific application modules:

Application Module	Description

Network Service Manager (NSM™)	A cross-domain network surveillance and performance management solution that provides accurate discovery and status monitoring of enterprise-wide, hybrid, multi-vendor, multi-functional network infrastructures. Information is integrated with customer service, workforce management, billing data sources, and other operations support system solutions to provide a real-time view of network, customer, and service status.

Mobile Workforce Manager (MWM™)	A suite of field service management applications designed to maximize the potential of each customer contact, improve operational efficiency, and enhance customer service. The Mobile Workforce Manager uses the simplicity and sophistication of browser-based business applications, combined with wireless data connectivity and mobile computing devices, to empower technical field representatives in more efficiently provisioning, maintaining, and selling broadband management services.

Network Configuration Manager (NCM™)	A network information management software application that captures, edits, and displays both inside and outside HFC plant network information. Capturing the network topology data in a single information repository provides complete and timely access to network inventory data for planning, design, construction, and maintenance processes. NCM represents the logical and physical connectivity of the network—a fundamental for performing accurate fault management within the Network Service Manager application.

Significant Customers

During the past fiscal year, our customers have included almost all of the largest cable system operators in the United States, as well as a number of smaller domestic cable operators, numerous international cable operators, and telephone companies and broadcasters interested in digital video transport products. Our largest customers during fiscal year 2003 were Comcast and Time Warner Cable, accounting for 19% and 17%, respectively, of net sales. Our largest customers during fiscal year 2002 were Adelphia Communications, Charter Communications, and Time Warner Cable, accounting for 30%, 11%, and 10%, respectively, of net sales. Our largest customers during fiscal year 2001 were Adelphia Communications, Cox Communications, Time Warner Cable, and Charter Communications, which accounted for 17%, 15%, 15%, and 12%, respectively, of net sales. All of these principal customers purchase both products and services.

See Note P to the consolidated financial statements for further information relating to concentration of credit risk.

Sales and Distribution

Our sales and distribution are corporate functions focused on maximizing the synergies of C-COR’s three market offerings—equipment, services, and software—as a comprehensive network solution. Sales and distribution are organized into two major global regions: the first covering the Americas, and the second covering the EuroPacific area.

Sales efforts are conducted from our headquarters in Pennsylvania; from offices in Europe, Canada, Asia, and Australia; from regional sales offices located throughout the United States; and through numerous sales and distribution channel partners around the world.

We sell our products and services in the United States through our direct sales force, national account representatives, and sales and distribution channel partners. Our direct sales force is organized by geographic regions and approaches the customer at the system level, and our national account representatives approach the customer at the corporate level. A highly qualified technical staff supports our sales force. They work closely with customers to design systems, develop technical proposals, and assist with installation and post-sale support.

International sales in Europe, Asia, and Canada are made both through our direct sales force and channel partners, while sales in Latin America are made through channel partners. Sales management for Europe is located in our Netherlands office, for Asia in our offices in Australia and Mainland China, and for Canada and Latin America from our headquarters in State College, Pennsylvania. For fiscal year 2003, our international sales represented 28% of consolidated net sales. In fiscal years 2002 and 2001, international sales were 13% and 13%, respectively, of net sales. The increase in fiscal year 2003 is a result of expansion of our customer base and installed equipment base, resulting from the acquisition of PBN.

Additionally, we provide 24x7 technical support, both directly and through channel partners, as well as training for customers and channel partners, as required, both in our facilities and at our customers’ sites.

Our marketing function develops strategies for product lines and, in conjunction with the sales force, identifies evolving technical and application needs of customers. The marketing function is also responsible for demand forecasting and general support of the sales force.

C-COR utilizes a corporate-wide ERP (Enterprise Resource Planning) system, accessible by C-COR personnel worldwide. The ERP system automates and standardizes key corporate functions in finance, manufacturing, purchasing, and customer service management.

Backlog

We schedule production of our Broadband Communications Products division’s equipment based on our backlog, informal commitments from customers, and sales projections. Our backlog consists of firm orders by customers for delivery within the next 12 months. The majority of equipment backlog typically is shipped within one-to-two quarters. In contrast, backlog in the Broadband Management Solutions and Broadband Network Services divisions typically reflects longer-term systems development and field service projects that convert into revenue over a 12-month period.

At June 27, 2003, our backlog of orders was $54.3 million, including $25.8 million for Broadband Communications Products, $20.8 million for Broadband Network Services, and $7.7 million for Broadband Management Solutions.

Anticipated orders from customers may fail to materialize and delivery schedules may be deferred or canceled for a number of reasons, including reductions in capital spending by network operators, customer financial difficulties, annual capital spending budget cycles, and construction delays.

Research and Product Development

We operate in an industry that is subject to rapid changes in technology. Our ability to compete successfully depends in large part upon anticipating such changes. Accordingly, we engage in ongoing research and development activities that are intended to advance existing product lines and develop or evaluate new products. Our current research and product development focus is on optical equipment, operations support system software solutions, and emerging packet-based technologies, architectures, and standards that impact critical areas, such as bandwidth management for multiple cable subscriber services.

Product managers in both the Broadband Communications Products and Broadband Management Solutions divisions have responsibility for the product life cycle of specific hardware or software products from concept through development, expansion, and end-of-life. In this role, the product managers coordinate with a variety of C-COR professionals from sales, marketing, engineering, and technical support to develop and implement product plans. The Broadband Communications Products division, specifically, utilizes a concurrent product development program to enhance the division’s capability to produce new products within an optimal time frame. The program addresses a number of key business activities, including portfolio management, innovation, product selection, product definition, electronic design and testing, selection of new product components, prototyping and piloting, and the ability to rapidly commercialize a new product.

During the past fiscal year, research and product development expenditures were primarily directed at expanding our fiber optic technology, developing new platforms for next-generation broadband applications, and expanding our deployments of operations support system software applications. We also continued with product development process improvements to reduce cycle time to design, reduce manufacturing costs, and improve design quality.

During fiscal years 2003, 2002, and 2001, we spent $27.0 million, $27.1 million, and $17.4 million, respectively, on research and product development. Research and product development expenses in the Broadband Communications Products division were $21.2 million, $17.9 million and $10.1 million, respectively, for fiscal years 2003, 2002, and 2001. Research and product development expenses in the Broadband Management Solutions division were $5.3 million, $8.3 million, and $6.7 million, respectively, for fiscal years 2003, 2002, and 2001. Other research and product development expenses, not allocated to segments, were $544,000, $900,000 and $600,000, respectively, for fiscal years 2003, 2002, and 2001. All research and product development expenditures have been expensed. Anticipated product development initiatives are expected to result in increased research and product development expense in future years.

Competition

The broadband communications markets are dynamic and highly competitive, requiring substantial resources of those companies that compete in these markets, skilled and experienced personnel, and a capability to anticipate and capitalize on change. Our Broadband Communications Products division competes with other companies, including Motorola’s Broadband Communications Sector (formerly General Instrument Corporation), Scientific Atlanta, Inc., and Harmonic, Inc., some of which are large publicly traded companies that may have greater financial, technical, and marketing resources than we do.

Equipment from our Broadband Communications Products division is marketed with emphasis on quality, differentiating features, and business case, and is generally priced competitively with other manufacturers’ product lines. Product reliability and performance, technological innovation, responsive customer service, breadth of product offering, and pricing are several of the key criteria for competition.

With regard to our Broadband Management Solutions and Broadband Network Services divisions, there are several competing vendors offering network management, mobile workforce management, and network configuration management systems as well as technical services in the United States, some of which may currently have greater sales in these areas than we do. However, we believe that we offer a more integrated solution that is tailored to the requirements of hybrid fiber coax network operators.

Employees

We had approximately 1,170 employees as of August 28, 2003.

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

We outsource the manufacture and repair of certain assemblies and modules where it is cost-effective to do so or where there are advantages with respect to delivery times. Current outsourcing arrangements include certain power supplies, accessories, optical modules, digital return modules, circuit boards, repair services, and small-lot manufacturing.

Intellectual Property

We hold eighteen (18) U. S. patents and have fourteen (14) patents pending in the U. S. Patent and Trademark Office. In addition, we hold an exclusive license, for use in our field, for thirty-one (31) ADC U. S. patents and patent applications and a non-exclusive license for forty-six (46) Philips U. S. patents, relating to fiber optic and radio frequency transmission equipment and technology, and network management techniques and services. We attempt to protect our intellectual property through patents, trademarks, copyrights, and a program of maintaining certain technology as trade secrets.

Item 2.    Properties

We operate the following principal facilities:

Location	Principal Use	Segment	Approximate Square Feet	(O) Owned (L) Leased
State College, Pennsylvania	Administrative Offices and Development Engineering	All	133,000	O
Tijuana, Mexico	Manufacturing	(1)	89,400	L
Meriden, Connecticut	Administrative Offices, Manufacturing, and Development Engineering	(1)	98,600	L
Klagenfurt, Austria	Administrative Offices, Manufacturing, and Development Engineering	(1)	21,700	L
Almere, The Netherlands	Administrative Offices	(1)	5,100	L
Lakewood, Colorado	Administrative Offices	(2)	4,500	L
Pleasanton, California	Development and Administrative Offices	(3)	18,700	L

Segment:

(1)	Broadband Communications Products
(2)	Broadband Network Services
(3)	Broadband Management Solutions

We are approved for ISO 9001:2000 registration at our State College, Meriden, Klagenfurt, and Tijuana facilities. C-COR’s quality management system includes quality assurance in design, development, production, installation, and servicing. Criteria for registration are set by the International Organization for Standardization, whose function is to develop global standards in an effort to improve the exchange of goods and services internationally. This designation builds on our reputation as a high-quality, global provider of transmission electronics.

Item 3.    Legal Proceedings

Certain former security holders and employees of Convergence.com Corporation, a company that we acquired in fiscal year 2000, filed claims against C-COR in March 2001 alleging violations of state securities laws and certain other state law claims under a stock option plan. The complaint alleges that the damages suffered by the individuals approximate $2.1 million, which is based on the amount of stock options multiplied by the highest price of C-COR’s common stock since the acquisition, and does not take into account the exercise price which the plaintiffs would have had to pay to the Company if the options were exercised. The plaintiffs also petitioned for treble damages, an undetermined amount of punitive damages and reimbursement of attorneys’ fees. We believe that we have defenses to these claims and are contesting them vigorously; however, we cannot be sure that we will be successful in defending these claims.

Item 4.    Submission of Matters to a Vote of Securities Holders

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 27, 2003.

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

Name	Age	Position/Experience

David A. Woodle	47	Chairman since October 2000; Chief Executive Officer since July 20, 1998; Vice President and General Manager, Strategic Systems of Raytheon Systems Company, a company providing computer systems integration services to government and commercial customers, from January 1998 to July 1998; Vice President and General Manager, Raytheon E-Systems, HRB Systems from June 1996 to January 1998; Director, Morefield Communications, Inc., from January 2002 to December 2002.

Mary G. Beahm	43	Corporate Vice President, Human Resources since August 2001; Vice President, Human Resources from November 1998 to August 2001; Human Resources Consultant, Westinghouse Electric Corporation, a company providing products and services to government and commercial industries, from August 1987 to November 1998. Board of Trustees, The Pennsylvania State University since 1990.

Name	Age	Position/Experience

John O. Caezza	45	President, Broadband Communications Products division since August 2001; Vice President and General Manager, Broadband Communications Division of ADC Telecommunications, Inc., a major manufacturer of uncompressed digital transport, opto-electronic, and radio frequency products for the broadband communications market, from May 2000 to August 2001; Vice President, Engineering, Philips Broadband Networks, Inc., a major international manufacturer of opto-electronic and radio frequency products for the broadband communications market, from June 1996 to May 2000.

David J. Eng	50	Corporate Vice President, Americas Business since August 2001; Sr. Vice President, Sales, Americas Business, from February 2000 to August 2001; Sr. Vice President, Worldwide Sales from March 1997 to February 2000.

Douglas W. Engerman	47	President, Broadband Management Solutions, LLC since August 2001; Vice President and General Manager, Broadband Management Services from June 2001 to August 2001; Senior Vice President for Project Implementation and Customer Support at Mobile Data Solutions, Inc. (MDSI), a provider of wireless software application solutions to the energy, utility, telecommunications, cable, and insurance industries worldwide, from November 1999 to June 2001; Senior Vice President, Utilities Business Unit at MDSI from November 1998 to November 1999; Vice President of Sales, Utilities Business Unit at MDSI from July 1997 to November 1998.

William T. Hanelly	47	Chief Financial Officer, Secretary, and Treasurer since August 2001; Vice President, Finance, Secretary, and Treasurer from October 1998 to August 2001; Regional Controller, Raytheon, a company providing computer systems integration services to government and commercial customers, from May 1998 to October 1998.

Paul E. Janson	44	President, Broadband Network Services, Inc. since August 2001; President and Chief Executive Officer of Worldbridge Broadband Services from October 2000 to August 2001; Vice President, Technical Services of Worldbridge Broadband Services, a business unit of C-COR, from February 2000 to October 2000; Chief Operating Officer, Worldbridge Broadband Services, Inc., a provider of technical field services to broadband network operators, from October 1998 to February 2000.

Gerhard B. Nederlof	55	Corporate Vice President, EuroPacific Business since August 2001; Sr. Vice President, EuroPacific Business from February 2000 to August 2001; Sr. Vice President, Broadband Management Services from July 1999 to February 2000; Sr. Vice President, Marketing from September 1998 to July 1999.

Kenneth A. Wright	47	Chief Technology Officer since October 2000; Chief Technology Officer, 21e.net from October 1999 to October 2000; Chief Technical Officer, InterMedia Partners, a multiple cable system operator (MSO), from February 1995 to September 1999.

PART II

Item 5.    Market for the Registrant’s Common Stock

The Company’s common stock is traded on The Nasdaq National Market under the symbol of CCBL. The range of high and low price information as reported by Nasdaq follows:

	High	Low
2002
Quarter ended
September 30, 2001	$13.10	$5.32
December 31, 2001	$15.20	$5.50
March 31, 2002	$19.45	$12.90
June 30, 2002	$18.01	$5.20
2003
Quarter ended
September 30, 2002	$7.14	$3.45
December 31, 2002	$4.57	$2.75
March 31, 2003	$4.89	$2.57
June 30, 2003	$5.65	$2.94

We have never paid a dividend. As of June 27, 2003, there were 676 shareholders of record of common stock.

Equity Compensation Plans

The following table sets forth additional information as of June 27, 2003 with respect to our equity compensation plans that provide for the issuance of stock options, warrants or rights to purchase C-COR securities.

Plan Category	Number of securities to be issued upon exercise of outstanding options and warrants	Weighted average exercise price of outstanding options and warrants	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	6,293,099	$9.74	2,257,382
Equity compensation plans not approved by security holders	99,793	$5.49	—

Total	6,392,892	$9.67	2,257,382

Equity compensation plans not approved by security holders represent plans assumed in connection with the acquisitions of Convergence.com Corporation, Silicon Valley Communications, Inc., Worldbridge Broadband Services, Inc. and MobileForce Technologies, Inc. Each of the assumed plans covered warrants, stock options or a combination thereof. The warrants or stock options covered by the assumed plans were converted at applicable exchange ratios into warrants or stock options to purchase C-COR common stock. No future awards may be granted under these plans and all existing awards vested immediately upon C-COR’s assumption of the plans.

Item 6.    Selected Financial Data

Selected Financial Data

(in thousands except per share data)

Fiscal Year Ended	June 27, 2003	June 28, 2002	June 29, 2001	June 30, 2000	June 25, 1999
Statement of operations data:
Net sales	$200,662	$265,651	$223,295	$283,262	$203,851
Income (loss) from continuing operations(1)	(139,589)	(41,924)	(7,827)	14,461	(704)
Discontinued operations	—	—	177	1,063	397
Net income (loss)	(139,589)	(41,924)	(7,650)	15,524	(307)
Net income (loss) per share—basic(2)
Continuing operations	(3.84)	(1.24)	(0.24)	0.48	(0.06)
Discontinued operations	—	—	0.01	0.04	0.02

Net income (loss) per share—basic	(3.84)	(1.24)	(0.23)	0.52	(0.04)

Net income (loss) per share—diluted(2)
Continuing operations	(3.84)	(1.24)	(0.24)	0.43	(0.06)
Discontinued operations	—	—	0.01	0.03	0.02

Net income (loss) per share—diluted	(3.84)	(1.24)	(0.23)	0.46	(0.04)

Weighted average common shares and common share equivalents(2)
Basic	36,384	33,710	32,905	30,039	22,483
Diluted	36,384	33,710	32,905	33,968	22,483
Balance sheet data (at period end):
Working capital	$37,597	$164,727	$153,001	$189,299	$36,082
Cash and marketable securities(3)	22,611	111,860	100,893	137,533	6,250
Total assets	142,845	270,823	238,705	273,039	109,180
Total long-term debt obligations	1,113	1,896	1,765	1,752	7,992
Shareholders’ equity	81,529	218,598	203,909	227,658	61,265

(1)	Loss from continuing operations in fiscal years 2003 and 2002 includes a number of significant charges and recoveries. See Note S to the consolidated statements of operations in Item 8 of this Form 10-K.
(2)	Net income (loss) per share amounts and weighted average common shares and common share equivalents have been adjusted to reflect a 2-for-1 stock split effective December 22, 1999.
(3)	Cash excludes $2,300 of restricted cash in fiscal year 2003.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Business Combination

On September 16, 2002, we acquired certain assets and liabilities of PBN from Royal Philips Electronics. PBN is a provider of broadband products, including transmission products, network optimizing technologies, and element management systems. PBN is supported by sales and services organizations worldwide, with a strong customer base in Europe and the Asia Pacific region. The purchase included assets in various countries, cable infrastructure products, and a design and production facility in Manlius, New York. These assets and the facility became part of our Broadband Communications Products division. The purchase price for the acquisition was approximately 80.0 million Euros, which was subject to certain adjustments. The effective date of the acquisition was August 26, 2002 (PBN’s fiscal month end). Accordingly, the results of operations of PBN are included in the consolidated financial statements for the period from August 26, 2002 through June 27, 2003. At closing on September 16, 2002, the Company made an initial cash payment of 75.0 million Euros ($72.5 million U.S. dollars, which was net of $200,000 of imputed interest) to Royal Philips Electronics, with subsequent payments subject to certain adjustments. As final consideration of the purchase price, a cash payment of 604,000 Euros ($691,000 U.S. dollars at June 27, 2003) will be paid by December 31, 2003. In addition, the Company incurred direct transaction costs of approximately $1.3 million to consummate the transaction. The Company used its available cash to fund the acquisition. The acquisition was accounted for as a purchase, and resulted in goodwill of $51.1 million. See Note B to the consolidated financial statements.

Impairment and Non-Recurring Charges

Fiscal year 2003

Plant Closings.    During the quarter ended December 27, 2002, we announced the closing of our Manlius, New York manufacturing facility and our Louviers, France engineering and support services facility. The decision to close the Manlius manufacturing facility was a result of the process we began, as of the PBN acquisition date, to address redundancy in the product lines and manufacturing capacity resulting from the acquisition of PBN. We ceased manufacturing and operations at these facilities as of June 27, 2003. As of June 27, 2003, fair value adjustments for property, plant and equipment of $655,000 and exit costs of $7.5 million, which include employee severance and termination benefits, relocation for employees offered employment transfers, and lease commitment costs, were accounted for as an adjustment to the allocation of the original purchase price, and recorded as additional goodwill (see Notes B and C to the consolidated financial statements).

Restructuring Charges.    We continued to implement various initiatives during fiscal year 2003 to improve our operating performance, and align our cost structure with current business levels. As a result, we recorded additional restructuring charges of $935,000 during fiscal year 2003. These were partially offset by a reversal of $475,000 for previously recorded restructuring charges incurred in prior fiscal years. The result was a net charge in fiscal year 2003 of $460,000.

Goodwill Impairment Charge.    In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” (Statement 142). The Company adopted the provisions of Statement 142 effective June 29, 2002. As of the date of adoption, the Company determined it did not have an impairment of goodwill. We are required to reevaluate whether goodwill is impaired on at least an annual basis. We have selected the end of our third fiscal quarter of each year to reassess the value of our reporting units and related goodwill balances, or at other times if events have occurred or circumstances exist that indicate the carrying amount of goodwill may not be recoverable. Accordingly, we reassessed whether goodwill was impaired as of March 28, 2003. For purposes of applying Statement 142, we believe our operating segments (Broadband Communications Products, Broadband Network Services, and Broadband Management Solutions) represent the Company’s reporting units, although there was no goodwill or intangible assets associated with Broadband Management Solutions as of the date of adoption or as of March 28, 2003. We determined the carrying value of each reporting unit by assigning the related assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. The Company then determined the fair value of each reporting unit, based on an independent third-party appraisal, using a discounted cash flow model. The Company determined that the carrying value of the Broadband Communications Products reporting unit exceeded its fair value, indicating that an impairment existed. The amount of the impairment loss was determined by comparing the implied fair value of goodwill with the carrying amount of that goodwill. Consequently, an impairment charge of $40.1 million was recorded during the fiscal quarter ended March 28, 2003. The decline in the fair value of the Broadband Communications Products reporting unit was largely attributable to the weakness in capital spending by cable operators. An estimate was made of the value of other intangible assets not recorded on our balance sheet as of March 28, 2003, in order to allocate the fair value of the reporting unit to both tangible and intangible assets as of March 28, 2003. Based on a third-party valuation of these unrecorded intangible assets completed during the fourth quarter ending June 27, 2003, we recorded an additional goodwill impairment charge of $6.0 million in our fourth quarter operating results, resulting in a total goodwill impairment charge for the fiscal year ended June 27, 2003 of $46.1 million. As of June 27, 2003, the remaining goodwill associated with Broadband Communications Products and Broadband Network Services was $8.0 million and $7.0 million, respectively (see Note G to the consolidated financial statements).

Fiscal Year 2002

Plant Closing.    On February 11, 2002, we announced the closing of our Buenos Aires, Argentina, manufacturing facility. This action completed the final step of the integration of assets purchased from ADC Telecommunications Inc. (ADC) in August 2001. The decision to close the Argentina manufacturing facility was a result of the process we began, as of the acquisition date, to address redundancy in the product lines and manufacturing capacity resulting from the acquisition. We substantially ceased manufacturing operations at this facility as of March 2002. Fair value adjustments for inventory and fixed assets of $5.0 million and exit costs of $2.9 million were accounted for as an adjustment to the original purchase price and were recorded as additional goodwill. In addition, we realized a translation loss of $617,000 related to the devaluation of the Argentine peso in the fourth quarter of fiscal year 2002.

Restructuring Charges.    We implemented various initiatives during fiscal year 2002 to consolidate our manufacturing operations, improve our operating performance, and align our cost structure with current business levels. As a result, we recorded restructuring charges of $3.6 million. These were partially offset by a reversal of $891,000 for previously recorded restructuring charges incurred in fiscal year 2001, related to consolidation efforts at our Pennsylvania and Georgia facilities. The result was a net charge in fiscal year 2002 of $2.7 million. Our restructuring costs primarily related to involuntary workforce reduction costs of $2.8 million for approximately 350 employees, fixed asset write-downs of $202,000, and cancellation costs associated with fixed contractual obligations of $561,000.

Impairment Charges.    In the fourth quarter of fiscal year 2002, we recorded an impairment charge of $13.6 million for goodwill and other intangible assets related to our acquisition of MobileForce in fiscal year 2001. The impairment was based on a write-down of these assets to their estimated fair value, based upon the projected recoverability of these intangible assets through an analysis of expected future cash flows. In accordance with our ordinary business practices, projected future cash flows were discounted at a rate corresponding to our estimated cost of capital.

Non-recurring Charges.    On June 25, 2002, Adelphia Communications (Adelphia), a major customer, filed a petition for protection under the federal bankruptcy statutes. As of June 28, 2002, the Company had outstanding accounts receivable of $44.9 million related to Adelphia and affiliated companies. A charge-off to bad debts of $44.9 million was recorded as of June 28, 2002, due to management’s assessment that these accounts receivable were likely not recoverable. This charge was included in selling and administrative expense in the consolidated statements of operations.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of the Company’s consolidated financial statements requires management to make estimates, assumptions, and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the applicable period. Management bases its estimates, assumptions and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates, assumptions, and judgments.

The critical accounting policies requiring estimates, assumptions, and judgments that we believe have the most significant impact on our consolidated financial statements are:

•	Revenue recognition

•	Allowances for doubtful accounts

•	Valuation of inventories

•	Valuation of goodwill, other intangible assets and long-lived assets

•	Restructuring costs

•	Warranty liabilities

•	Accounting for foreign currency translation and transactions

•	Accounting for income taxes

Different assumptions and judgments would change estimates used in the preparation of our consolidated financial statements, which, in turn, could change the results from those reported.

Revenue Recognition.    We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the sale price is fixed or determinable, and collectibility is reasonably assured. Our revenues derive principally from equipment sales, which are generally recognized when the equipment has been shipped. Service revenues, consisting of system design, field services, and other consulting engagements, are generally recognized as services are rendered in accordance with the terms of contracts. For our software licensing arrangements involving multiple elements, revenue is allocated to each element based on vendor specific objective evidence of fair values of the elements. License revenue allocated to software products, under certain terms and conditions, is recognized upon the delivery of the software products. For certain of our software license arrangements where professional services are being provided that are deemed to be essential to the functionality or are for significant production, modification, or customization of the software product, both the software product revenue and the professional service revenue are recognized on the completed-contract method as the arrangements represent our initial installations, and the Company does not currently have the ability to reasonably estimate contract costs at the inception of the contracts. Under the completed-contract method, revenue is recognized when the contract is complete, and all direct costs and related revenues are deferred until that time. The entire amount of an estimated loss on a contract is accrued at the time a loss on a contract is projected. Revenue recognition in each period is dependent on the application of these accounting policies.

Allowances for Doubtful Accounts.    We establish a general allowance for doubtful accounts based on percentages applied to certain aged receivable categories. These percentages are determined by a variety of factors including, but not limited to, current economic trends, contractual terms and conditions, and historical payment experience. In addition, we establish allowances to charge-off specifically identified doubtful accounts for the amount deemed worthless when a loss is deemed to be both probable and estimable. In the event that we are not able to predict changes in the financial condition of our customers, resulting in an unexpected problem with collectibility of receivables and our actual bad debts differ from estimates, or we adjust estimates in future periods, our established allowances may be insufficient and we may be required to record additional allowances. Alternatively, if we provided more allowances than are ultimately required, we may reverse a portion of such provisions in future periods based on our actual collection experience. In the event we adjust our allowance estimates, it could materially affect our operating results and financial position.

Valuation of Inventories.    Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out method. We establish provisions for excess and obsolete inventories after evaluation of historical sales and usage, current economic trends, market conditions, product rationalization, forecasted sales, product lifecycles, and current inventory levels. This evaluation requires us to make estimates regarding future events in an industry where rapid technological changes are prevalent. We experienced significant changes in required reserves during fiscal year 2003, due primarily to a decline in market conditions and product rationalization resulting from the PBN and ADC acquisitions. It is possible that increases in inventory reserves may be required in the future if there is a further decline in market conditions or if changes in expected product lifecycles occur. Alternatively, if market conditions improve or product lifecycles extend, we may have greater success in selling inventory that had previously been written-down. In either event, the value of our inventory may be under or overstated and recognition of such under or overstatement will affect our cost of sales in a future period, which could materially affect our operating results and financial position.

Valuation of Goodwill, Other Intangible Assets and Other Long-lived Assets.    We assess goodwill at least annually for impairment and more frequently if circumstances warrant. We have chosen the end of the third quarter of each fiscal year as the period for performing our annual assessment. The impairment assessment is performed in two steps: (i) we determine impairment by comparing the fair value of each of our reporting units with its carrying value and (ii) if there is an indication of impairment, we measure the amount of impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill. We normally calculate the fair value of our reporting units by using the projected discounted cash flow method using a discount rate we determine to be commensurate with the risk inherent in our current business. If impairment is indicated, we allocate the fair value of the reporting unit to the reporting unit’s individual assets and liabilities. The residual value is the implied fair value of goodwill. The difference between the carrying amount of the goodwill and the implied fair value of the goodwill is recorded as an impairment loss. We assess other intangible assets and other long-lived assets for recoverability whenever events or changes in circumstances indicate that their carrying value may not be recoverable through the estimated undiscounted future cash flows resulting from the use of the assets. When impairment is determined, it is recorded as a charge against earnings in the period when recognized. For additional information regarding goodwill and other intangible assets, refer to Note G of our consolidated financial statements.

Restructuring Costs.    For restructuring activities initiated prior to December 31, 2002, we recorded restructuring costs in accordance with the provisions of Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” and Staff Accounting Bulletin No. 100, “Restructuring and Impairment Charges.” Restructuring costs were recorded when the Company committed to an exit plan and significant changes to the exit plan were not likely. We estimated the future amounts to be incurred as a result of exit plans and recorded the amounts as a charge against earnings. For restructuring activities initiated after December 31, 2002, restructuring costs are recorded in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” For additional information regarding restructuring costs, refer to Note C of our consolidated financial statements. Revisions to our estimates could result in an additional charge to earnings or a reversal of previously recorded charges, which could materially impact our operating results and financial position in future periods if anticipated events and key assumptions change.

Warranty Liabilities.    We warranty our products against defects in materials and workmanship, generally for two to five years, depending upon product lines and geographic regions. A provision for estimated future costs related to warranty activities is recorded when the product is shipped, based upon our historical experience of known product failure rates and historical costs incurred in correcting product failures. In addition, from time to time, the recorded amount is adjusted for specifically identified warranty exposures if unforeseen technical problems arise. In the event that our historical experience of product failure rates and costs of correcting product failures change, or our estimates relating to probable losses resulting from specifically identified warranty exposures change, we may be required to record additional warranty reserves. Alternatively, if we provide more reserves than we need, we may reverse a portion of such provisions in future periods. In the event we change our warranty reserve estimates, a charge against future cost of sales or a reversal of previously recorded charges may materially affect our operating results and financial position.

Accounting for Foreign Currency Translation and Transactions.    We convert the assets and liabilities of foreign operations into their U.S. dollar equivalents at rates in effect at the balance sheet dates, and record translation adjustments in shareholders’ equity. The statements of operations of foreign operations are translated from the operation’s functional currency to U.S. dollar equivalents at average rates for the period. Foreign currency transaction gains and losses resulting from settlement of foreign receivables and payables, including certain cross-currency intercompany activities where payment is expected to be satisfied in the normal course of business, are recorded in the consolidated statements of operations. Other cross-currency intercompany activities, where management has no intent to require payment in the foreseeable future, are recorded in shareholders’ equity as a component of other comprehensive income (loss). In the event management’s intent with respect to cross-currency intercompany activities changes, it could result in a foreign currency gain or loss that may materially affect our operating results and financial position.

Accounting for Income Taxes.    We estimate our income taxes for each of the jurisdictions in which we operate. This involves estimating our actual current income tax payable and assessing temporary differences resulting from differing treatment of items, such as reserves and accruals, for tax and accounting purposes. Deferred taxes arise due to temporary differences in the bases of assets and liabilities and from net operating losses and credit carryforwards. In general, deferred tax assets represent future tax benefits to be received when certain expenses previously recognized in the Company’s statement of operations become deductible expenses under applicable income tax laws or loss or credit carryforwards are utilized. Accordingly, realization of deferred tax assets is dependent on future taxable income against which these deductions, losses and credits can be utilized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers historical operating losses, scheduled reversals of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. As a result of the cumulative losses over the past three years, we concluded during fiscal year 2003 that a valuation allowance against our net deferred tax assets was necessary. As of June 27, 2003, a full valuation allowance on our net deferred tax assets has been recorded, with the exception of certain net deferred tax assets in specific foreign jurisdictions where we believe it is more likely than not that such tax benefits will be realized. In addition, we expect to provide a valuation allowance on any future tax benefits until we can sustain a level of profitability that demonstrates our ability to utilize these assets.

Results of Operations

The Company’s consolidated statements of operations from continuing operations for fiscal years 2003, 2002 and 2001 as a percentage of net sales, are as follows:

	Year Ended
	June 27, 2003	June 28, 2002	June 29, 2001
Net sales	100.0%	100.0%	100.0%
Cost of sales	84.1	70.6	79.6

Gross margin	15.9	29.4	20.4
Operating expenses:
Selling and administrative	24.4	35.1	13.9
Research and product development	13.5	10.2	7.8
Amortization of goodwill and other intangibles	1.0	3.2	.7
Goodwill and other intangible asset impairment charges	22.9	5.1	—
Acquired in-process technology charge	.4	.3	.7
Merger and restructuring costs	.2	1.0	4.9

Total operating expenses	62.4	54.9	28.0

Loss from operations	(46.5)	(25.5)	(7.6)
Interest and other income, net	.4	1.0	1.8

Loss from continuing operations before income taxes	(46.1)	(24.5)	(5.8)
Income tax expense (benefit)	23.4	(8.7)	(2.3)

Loss from continuing operations	(69.5)%	(15.8)%	(3.5)%

The table below sets forth our net sales for fiscal years 2003, 2002, and 2001 for each of our reportable segments described in Note T of our consolidated financial statements.

	Fiscal Year Ended
	June 27, 2003%		June 28, 2002%		June 29, 2001%
Operating Segment	Net Sales		Net Sales		Net Sales
Broadband Communications Products	$172,750	86	$224,331	84	$181,873	81
Broadband Network Services	23,377	12	38,070	14	38,755	17
Broadband Management Solutions	4,535	2	3,250	2	2,667	2

Total	$200,662	100	$265,651	100	$223,295	100

Fiscal 2003 Compared to Fiscal 2002

Net Sales.    Net sales decreased by 25% to $200.7 million in fiscal year 2003 from $265.7 million in fiscal year 2002.

Broadband Communications Products segment sales decreased by 23% to $172.8 million in fiscal year 2003 from $224.3 million in fiscal year 2002. The decrease in net sales was largely attributable to reduced or deferred capital spending by customers in the cable industry for network build-outs and expansion of existing networks. The Company believes the reduced capital spending levels are the result of financial difficulties of certain cable customers, challenges in gaining access to capital markets, and a focus by cable operators on reducing debt and increasing cash flow. The decline in sales affected our optical product lines and, to a lesser extent, our radio frequency product lines. Optical product sales declined 33%, to $76.0 million in fiscal year 2003, compared to $113.8 million in fiscal year 2002. Sales of radio frequency amplifiers decreased 12%, to $96.8 in fiscal year 2003 from $110.5 million in fiscal year 2002. Although the Company has broadened its customer base and increased its base of installed equipment, Broadband Communications Products sales are dependent on the capital spending levels of its customers.

Broadband Network Services segment sales decreased by 38.6% to $23.4 million in fiscal year 2003 compared to $38.1 million in fiscal year 2002. The decrease during fiscal year 2003 also resulted from reduced spending by domestic cable operators on technical services, primarily related to our Outside Plant operations, which include system sweep, reverse path activation, ingress mitigation, node certification, and system maintenance.

Broadband Management Solutions segment sales increased by 39.5% to $4.5 million in fiscal year 2003 compared to $3.3 million in fiscal year 2002. We increased system deployments for both our Network Service Manager (NSM) and Mobile Workforce Manager (MWM) software products. We believe these software products, which provide tools to network operators for proactively managing services being delivered and monitoring the status of their networks, have begun to gain acceptance.

Domestic sales decreased by 38% to $144.8 million in fiscal year 2003 from $232.1 million in fiscal year 2002. The decrease resulted from reductions in both Broadband Communications Products segment and Broadband Network Services segment sales due to reduced spending by certain domestic multiple system operators (MSOs). Total domestic sales were 72% of consolidated net sales for fiscal year 2003, compared to 87% for fiscal year 2002.

International sales increased by 66% to $55.9 million in fiscal year 2003 from $33.6 million in fiscal year 2002. The increase for fiscal year 2003 resulted from higher Broadband Communications Products segment sales, primarily in Europe and Asia. As a result of our acquisition of the PBN assets and operations, we have increased our customer base and installed equipment base in the markets of Europe and Asia. We have added operations in the Netherlands, Spain, Portugal, United Kingdom, France, Germany, Singapore, Australia and China. These operations include engineering, sales and administrative support activities to support the delivery of localized versions of products and services to customers in Europe and Asia. We expect the demand for our products in international markets will continue to be highly variable. The international markets represent distinct markets in which capital spending decisions for hybrid fiber coax network distribution equipment can be affected by a variety of factors, including access to financing and general economic conditions. Our total international sales were 28% of consolidated net sales for fiscal year 2003, compared to 13% for fiscal year 2002.

Gross Margin.    Gross margin was 15.9% in fiscal year 2003, compared to 29.4% in fiscal year 2002. For the Broadband Communications Products segment, gross margin was 15.5% in fiscal year 2003, compared to 31.6% in fiscal year 2002. The decrease in Broadband Communications Products segment gross margin for fiscal year 2003 was due primarily to lower volumes and an increase in our provision for excess and obsolete inventory. The increase in the excess and obsolete inventory provision was the result of significant reductions in demand levels, product line rationalization decisions for overlapping product lines resulting from acquisitions, transition to an outsourced manufacturer of product lines determined to be at the end of their product lifecycle, and a refinement of the Company’s reserve estimation process to quantify reserve requirements for inventory levels in excess of our forecasted demand. In addition, lower volumes resulted in higher manufacturing costs per unit due to allocating higher fixed factory overhead costs which contributed to lower gross margins during the year. For the Broadband Network Services segment, gross margin was 18.0% in fiscal year 2003, compared to 23.8% in fiscal year 2002. The decrease in Broadband Network Services segment gross margin was due primarily to reduced volume levels without a corresponding level of reduction in fixed overhead costs and services mix. Broadband Management Solutions segment gross margin was 21.9% in fiscal year 2003, compared to (58.0%) in fiscal year 2002. Broadband Management Solutions segment gross margin increased as a result of increased deployments of

NSM and MWM software solutions, whereby the operation began absorbing certain fixed personnel and other costs. We anticipate that our future gross margin will continue to be affected by many factors, including sales volumes, sales mix, competitive pricing, and the timing of new product introductions.

Selling and Administrative.    Selling and administrative expenses were $49.0 million (24.4% of net sales) in fiscal year 2003, compared to $93.3 million (35.1% of net sales) in fiscal year 2002. Included in selling and administrative expense for fiscal year 2002 was bad debt expense of $47.3 million, which included $44.9 million for a specific charge-off of accounts receivables from Adelphia Communications and affiliates, and $2.4 million related to customers in Latin America, where economic conditions affected the collection of certain outstanding accounts receivable. In addition, costs of $1.9 million associated with the implementation of a fully integrated ERP system were incurred during fiscal year 2002. Excluding the aforementioned costs relating to fiscal year 2002, the Company increased selling and administrative expenses during fiscal year 2003 for personnel costs and administrative expenses related to our acquisition of PBN assets and operations, which were partially offset by recovery of $1.4 million on certain accounts previously deemed uncollectible.

Research and Product Development.    Research and product development expenses were $27.0 million (13.5% of net sales) in fiscal year 2003, compared to $27.1 million (10.2% of net sales) in fiscal year 2002. Research and product development expenses in the Broadband Communications Products segment were $21.2 million for fiscal year 2003, compared to $17.9 million for fiscal year 2002. The increase was primarily due to higher personnel costs resulting from our acquisition of PBN assets and operations. Research and product development expenses in the Broadband Management Solutions segment were $5.3 million in fiscal year 2003, compared to $8.3 million in fiscal year 2002. The decrease was primarily due to lower personnel costs resulting from reductions in the workforce and lower expenses for the development of MWM software solutions. Other research and product development expenses, not charged to segments, were $544,000 in fiscal year 2003, compared to $900,000 in fiscal year 2002. The decrease was primarily due to lower personnel and other costs associated with technology investigation and oversight functions. We anticipate continuing investments in research and product development expenses in future periods related to ongoing initiatives in the development of optical products and network services management and mobile workforce software capabilities.

Operating Loss By Segment.    Operating loss (excluding unallocated items) for the Broadband Communications Products segment in fiscal year 2003 was $18.7 million, compared to a loss of $8.5 million in fiscal year 2002. Included in the operating loss for fiscal year 2002 was a charge of $37.7 million for a specific charge-off of accounts receivable from Adelphia Communications and affiliates, and $2.4 million related to customers in Latin America. Excluding these charges from the prior year, the change in our operating results from year to year would have been increased losses as a result of lower sales volumes, lower gross margins, and increased provisions for excess and obsolete inventory during fiscal year 2003. Operating loss (excluding unallocated items) for the Broadband Network Services segment in fiscal year 2003 was $791,000, compared to a loss of $3.0 million in fiscal year 2002. The decline in operating loss for fiscal year 2003 was primarily a result of a charge to bad debt expense of $7.2 million related to Adelphia in fiscal year 2002. Excluding this charge, the operating loss would have increased as a result of lower sales volumes and lower gross margins during fiscal year 2003. Operating loss (excluding unallocated items) for the Broadband Management Solutions segment in fiscal year 2003 was $7.9 million, compared to a loss of $19.1 million in fiscal year 2002. Included in the operating loss for fiscal year 2002 was $5.0 million in amortization of intangibles related to our acquisition of Mobileforce. Based upon the projected recoverability of these intangible assets, an impairment charge for the remaining carrying value of these assets was recorded as of June 28, 2002, but not allocated to the Broadband Management Solutions segment. Excluding the aforementioned amortization, the reduction in operating loss for fiscal year 2003 derives primarily from increased volume during the fiscal year, as a result of increased deployments, and an improved cost structure.

Interest and Investment Income.    Interest expense was $317,000 in fiscal year 2003, compared to $146,000 in fiscal year 2002. The increase in interest expense in fiscal year 2003 resulted primarily from an imputed interest charge of $200,000 related to the PBN acquisition.

Investment income was $999,000 in fiscal year 2003, compared to $1.8 million in fiscal year 2002. The decrease in investment income resulted from reduced investment balances, compared to fiscal year 2002 and lower interest rates. Operating cash and short-term investments were used to fund the PBN acquisition and operating losses during fiscal year 2003

Foreign Exchange Gain (Loss).    Foreign exchange loss was $803,000 in fiscal year 2003, compared to a gain of $2.5 million in fiscal year 2002. The foreign currency exchange loss for fiscal year 2003 includes a $1.6 million loss related to the settlement of a foreign exchange forward contract. In fiscal year 2002, we recorded a gain of $1.6 million related to this foreign exchange forward contract.

Other Income (Expense), Net.    Other income, net was $905,000 in fiscal year 2003, compared to other expense, net of $1.5 million in fiscal year 2002. Other income, net for fiscal year 2003 included $800,000 as a partial recovery on a note receivable from a third party that had been fully reserved for by the Company in fiscal year 2002.

Income Taxes.    Income tax expense was $47.0 million for fiscal year 2003, compared with an income tax benefit for fiscal year 2002 of $23.2 million. During fiscal year 2003, the Company assessed the realizability of its deferred tax assets, giving consideration to historical operating losses, scheduled reversals of deferred tax liabilities, projected future taxable income and tax planning strategies. As a result of the cumulative losses over the past three years, we determined that realization of any future benefit from deductible temporary differences, net operating losses and tax credit carryforwards was uncertain as of June 27, 2003. Therefore, the Company recorded an additional valuation allowance of $82.2 million for the full amount of its net deferred tax assets, with the exception of certain net deferred tax assets in specific foreign jurisdictions. We expect to record valuation allowances related to net tax benefits arising from temporary differences and operating losses in future periods until a level of profitability is sustained that demonstrates it is more likely than not that the Company will be able to realize all or part of the tax benefits of the deferred tax assets.

Fiscal 2002 Compared to Fiscal 2001

Net Sales.    Net sales increased by 19% to $265.7 million in fiscal year 2002 from $223.3 million in fiscal year 2001. Broadband Communications Products segment sales increased by 23% to $224.3 million in fiscal year 2002 from $181.9 million in fiscal year 2001. Demand increased from both domestic and international cable operators compared to the prior year when broadband communications products sales declined as a result of a sharp slowdown of capital spending in the telecommunications industry. Spending for network system upgrades during the year was driven by requirements for higher bandwidth products to support new two-way services. Contributing to the sales growth were incremental sales resulting from our acquisition of certain assets of ADC, primarily for optical product lines. Optical product sales were $113.8 million in fiscal year 2002, compared to $33.0 million in fiscal year 2001. Sales of radio frequency amplifiers decreased 26% to $110.5 million in fiscal year 2002 from $148.9 million in fiscal year 2001. Broadband Network Services segment sales remained relatively flat at $38.1 million in fiscal year 2002 compared to $38.8 million in fiscal year 2001. Sales were primarily attributable to technical services performed in our customers’ plants. Broadband Management Solutions segment sales also remained relatively flat at $3.3 million in fiscal year 2002 compared to $2.7 million in fiscal year 2001. Sales were primarily attributable to mobile workforce software licenses and professional services.

Domestic sales increased by 19% to $232.1 million in fiscal year 2002 from $194.7 million in fiscal year 2001. This increase resulted primarily from an increase in Broadband Communications Products segment sales, due to the increased capital spending by certain domestic MSOs. Included in the domestic sales for fiscal year 2002, were $78.5 million of sales to Adelphia. On June 25, 2002, Adelphia filed a petition for protection under the federal bankruptcy statutes. Total domestic sales were 87% of consolidated net sales for both fiscal years 2002 and 2001.

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

Gross Margin.    Gross margin was 29.4% in fiscal year 2002, compared to 20.4% in fiscal year 2001. For the Broadband Communications Products segment, gross margin was 31.6% in fiscal year 2002, compared to 19.7% in fiscal year 2001. The improvement in Broadband Communications Products segment gross margin was due primarily to product mix, which included higher sales of optical products which typically carry higher gross margins than radio frequency products, and improvements in our cost structure as a result of manufacturing consolidation efforts which began in the last half of fiscal year 2001. For the Broadband Network Services segment, gross margin was 23.8% in fiscal year 2002, compared to 24.1% in fiscal year 2001. The decrease in Broadband Network Services segment gross margin was due primarily to services mix. Broadband Management Solutions segment gross margin was (58.0%) in fiscal year 2002, compared to 14.8% in fiscal year 2001. Broadband Management Solutions segment gross margin was impacted negatively by increased costs associated with employees that support the deployment of network services management and mobile workforce management solutions, which were included in cost of sales.

Selling and Administrative.    Selling and administrative expenses were $93.3 million (35.1% of net sales) in fiscal year 2002, compared to $31.0 million (13.9% of net sales) in fiscal year 2001. Included in selling and administrative expense for fiscal year 2002 was bad debt expense of $47.3 million, which includes $44.9 million for a specific charge-off of accounts receivable from Adelphia Communications and affiliates, and $2.4 million related to customers in Latin America. Selling and administrative expenses also increased during fiscal year 2002 due to personnel costs and administrative expenses related to our acquisitions of MobileForce Technologies Inc. (MobileForce) in April 2001, and certain operations of ADC in August 2001. In addition, costs associated with the implementation of a fully integrated ERP system were incurred during fiscal year 2002. Costs of $1.9 million related to business process reengineering activities and training associated with this project were expensed as incurred in fiscal year 2002.

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

Operating Income (Loss) By Segment.    Operating loss (excluding unallocated items) for the Broadband Communications Products segment in fiscal year 2002 was $8.5 million, compared to operating income of $15.2 million in fiscal year 2001. The decrease in operating income for fiscal year 2002 was primarily attributable to bad debt expense of $40.1 million related to Adelphia and Latin American customers during the year. Operating loss (excluding unallocated items) for the Broadband Network Services segment in fiscal year 2002 was $3.0 million, compared to operating income of $4.1 million in fiscal year 2001. The operating loss for fiscal year 2002 derived primarily from a charge to bad debt expense of $7.2 million related to Adelphia. Operating loss (excluding unallocated items) for the Broadband Management Solutions segment in fiscal year 2002 was

$19.1 million, compared to a loss of $8.3 million in fiscal year 2001. The increased operating loss for fiscal year 2002 derives primarily from investment and development costs associated with our network services management products, as well as operating costs, including amortization of acquired intangible assets related to our MobileForce acquisition in April 2001.

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

Foreign Exchange Gain.    Foreign exchange gain was $2.5 million in fiscal year 2002, compared to $55,000 in fiscal year 2001. The increase in foreign exchange gain in fiscal year 2002 included $1.6 million for a gain related to the fair value of a foreign exchange forward contract, and $923,000 for other net foreign currency transaction gains during the period.

Other Expense, Net.    Other expense, net was $1.5 million in fiscal year 2002, compared to $3.5 million in fiscal year 2001. Other expense, net for fiscal year 2002 included a provision for impairment of a note receivable of $1.3 million from a third party. In fiscal year 2001, other expense, net primarily was comprised of a $3.5 million write-off of a long-term investment.

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

Liquidity and Capital Resources

As of June 27, 2003, cash and cash equivalents totaled $22.6 million, down from $111.9 million at June 28, 2002. In addition, the Company has an arrangement with a bank at June 27, 2003 whereby a cash compensating balance of $2.3 million is being maintained to secure certain letters of credit issued on behalf of the Company. The total cash compensating balance was classified as a current asset at June 27, 2003, as the terms for the letters of credit expire in less than one year.

Working capital was $37.6 million at June 27, 2003 as compared with $164.7 million as of June 28, 2002. The reduction in working capital was primarily attributable to our acquisition of PBN, establishment of a valuation allowance related to net deferred tax assets, increases in excess and obsolete inventory provisions, and funding the loss from operations during fiscal year 2003.

Net cash used in operating activities was $11.9 million in fiscal year 2003, compared with $11.0 million in fiscal year 2002. The net loss for fiscal year 2003 included a number of non-cash charges such as the $46.9 million intangible asset impairment charge, a $45.3 million change in deferred tax assets related to recording a valuation allowance, and a $19.6 million increase in inventory reserves. Accounts and notes receivable decreased by $12.6 million in fiscal year 2003 compared to a decrease of $2.6 million in the prior year, reflecting declining sales volumes during the current year. Offsetting these changes were cash used of $7.9 million for reductions in accounts payables and $14.3 million related to reductions in accrued liabilities, reflecting payments against incentive, restructuring and other accruals from the prior year. All of the foregoing amounts are net of the effect of acquisitions.

Net cash used in investing activities was $79.1 million in fiscal year 2003, compared to $20.2 million in fiscal year 2002. The increase in cash used in investing activities during the fiscal year was due primarily to utilizing $73.9 million of cash for the acquisition of PBN assets and operations, and $3.6 million for the payment of an earnout provision associated with our Aerotec Communications, Inc. acquisition. In addition to the initial consideration paid for the PBN assets, additional consideration of 604,000 Euros will be paid by December 31, 2003. Other uses of cash were for the purchase of property, plant and equipment of $4.2 million during fiscal year 2003. The major elements of the cash used for investing activities for the same period of the prior year were $26.5 million used for the acquisition of certain operations of ADC, $11.2 million for the purchase of marketable securities and other short-term investments and $8.0 million for the purchase of property, plant and equipment. These uses were offset partially by proceeds of $25.5 million from the sale of marketable securities, other short-term investments and property, plant and equipment.

Net cash used in financing activities was $151,000 in fiscal year 2003, compared with cash provided by financing activities of $54.4 million for the same period of the prior year. The current year activity primarily represented payments on long-term debt, which were partially offset by proceeds from the issuance of common stock to our employee stock purchase plan and from the exercise of stock options and warrants. The major element of the change in cash provided by financing activities for the same period of the prior year was net proceeds of $52.2 million received from our follow-on public offering of stock on February 19, 2002 and $5.3 million from the exercise of stock options and warrants, which were partially offset by $3.1 million used for the purchase of treasury stock.

The Company has a two-year secured revolving credit financing agreement with a commercial lender. Borrowings under the financing agreement may be used for working capital and general corporate purposes, and provides a commitment of up to an aggregate amount of $20.0 million. The financing agreement allows for issuance of letters of credit and cash borrowings. Letters of credit outstanding are limited to no more than $6.0 million. Cash borrowings are limited by certain availability reserves and a borrowing base, primarily a percentage of eligible domestic trade accounts receivables, up to the facility’s maximum availability less letters of credit outstanding.

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

The financing agreement is committed through November 6, 2004. Borrowings under the financing agreement bear interest at an applicable bank rate or LIBOR plus two and three-quarters percent (2.75%) per annum, payable monthly. The financing agreement required the payment of a facility fee of $150,000 at execution, a fee on the unused commitment of 0.375% per annum payable monthly, and an administrative fee of $36,000 per annum. As of June 27, 2003, the Company had no borrowings outstanding on the financing agreement. Based upon the eligible borrowing base at June 27, 2003, available borrowings under the financing agreement were $7.4 million.

As a condition for closing on the financing agreement, the Company terminated its prior credit agreement with a bank, whereby $7.5 million was available as a revolving line-of-credit, subject to an aggregate sub-limit of $5.0 million for issuance of letters of credit. As of June 27, 2003, we continued to maintain letters of credit with the bank in the aggregate of $2.3 million related to our workers compensation program, customer obligations, and equipment lease obligations. We are required to maintain cash deposits of $2.3 million as collateral for these letters of credit. Under the current financing agreement, a letter of credit has been issued for $600,000 related to increased requirements under our workers compensation policy.

Information regarding our contractual obligations are as follows:

	Expected Cash Payments by Fiscal Year
	2004	2005	2006	2007	2008 and Beyond
	(in thousands)
Contractual Obligations:
Long-term debt	$175	$165	$147	$140	$486
Operating leases	3,209	2,486	969	241	10

Total contractual cash obligations	$3,384	$2,651	$1,116	$381	$496

Information regarding our commitments are as follows:

	Amount of Commitments Expiration by Fiscal Year
	2004	2005	2006	2007	2008 and Beyond
	(in thousands)
Other Commitments:
Standby letters of credit	$2,855	$—	$—	$—	$—

Total commitments	$2,855	$—	$—	$—	$—

Our main source of liquidity is our unrestricted cash on hand. We will continue to use cash to fund our restructuring accrual and additional consideration required for the acquisition of certain operations of PBN. We believe that restructuring initiatives completed in fiscal year 2003, including the closing of our Manlius, New York manufacturing facility and our Louviers, France operation, will produce cash savings in fiscal year 2004. We intend to continue our initiatives to achieve more cost-effective operations throughout fiscal year 2004. Although no specific restructuring actions are planned at the present time, if a further decline in spending occurs in the cable industry, we may undertake additional restructuring initiatives and incur expenses in amounts that have not yet been determined. In addition, we have filed unsecured claims in the bankruptcy cases of Adelphia Communications and affiliates, related to our accounts receivable which were previously written-off in fiscal year 2002. A subsequent recovery or partial recovery of these accounts receivable could result in a potential future source of cash and positive impact on our results of operations.

We believe that current unrestricted cash and cash equivalents balances, as well as our new financing agreement, will be adequate to cover our operating cash requirements, planned capital expenditures, remaining restructuring costs and the additional consideration for the acquisition of certain operations of PBN over the next 12 months. However, we may find it necessary or desirable to seek other sources of financing to support our capital needs and provide available funds for working capital, or financing strategic initiatives, including acquiring or investing in complementary businesses, products, services, or technologies. Given the current status of the communications industry and its impact on our near term financial results and the restrictions in the financing agreement, we believe there are limited alternatives available as sources of additional financing. Accordingly, any plan to raise additional capital would likely involve equity-based financing, such as the issuance of common stock, preferred stock, or subordinated convertible debt securities and warrants, which would be dilutive to existing shareholders.

Accounting Pronouncements

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (Statement 144), which supersedes both SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of” (Statement 121) and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (Opinion 30), for the disposal of a segment of a business (as previously defined in that Opinion). Statement 144 retains the fundamental provisions in Statement 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with Statement 121. For example, Statement 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. Statement 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike Statement 121, an impairment assessment under Statement 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under SFAS No. 142, “Goodwill and Other Intangible Assets” (Statement 142). We adopted Statement 144 effective June 29, 2002. The adoption of Statement 144 for long-lived assets held for use did not have a material impact on the consolidated financial statements. The provisions of Statement 144 for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities.

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

The Interpretation requires the guarantor to recognize a liability for the non-contingent component of the guarantee, which is the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements. We have adopted the disclosure requirements of the Interpretation (see Note R to our consolidated financial statements) and will apply the recognition and measurement provisions for all guarantees entered into or modified after December 31, 2002.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (Statement 148). The provisions of Statement 148 amend SFAS No. 123, “Accounting for Stock Based Compensation” (Statement 123), to provide alternative methods of transitioning to a fair value-based method of accounting for stock-based employee compensation. In addition, Statement 148 also expands the disclosure requirements of Statement 123 by requiring more detailed disclosure in both annual and interim financial statements. We adopted Statement 148 effective December 28, 2002. The transition provisions of Statement 148 did not have a material impact on the Company’s financial results, as the Company has not adopted the fair value-based accounting provisions of Statement 123.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact the financial position, results of operations, or cash flow of the Company due to adverse changes in market prices, foreign currency exchange rates, and interest rates. The Company is exposed to market risk because of changes in foreign currency exchange rates and interest rates, and changes in the fair market value of its marketable securities portfolios.

The Company is exposed to foreign currency exchange rate risks inherent in our sales commitments, anticipated sales, and assets and liabilities denominated in currencies other than the United States dollar. We attempt to minimize exposure to currencies by managing our operating activities and net asset positions. As of June 27, 2003, our exposure to foreign currencies related primarily to intercompany foreign currency transactions where settlement is anticipated and additional consideration to be paid for the acquisition of PBN. Additional consideration of 604,000 Euros will be paid by December 31, 2003.

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

Item 8.    Financial Statements and Supplementary Data

Consolidated financial statements of C-COR.net Corp. meeting the requirements of Regulation S-X are filed on the following pages of this Item 8 of this Annual Report on Form 10-K, as listed below:

Independent Auditors’ Report

The Board of Directors and Stockholders

C-COR.net Corp.:

We have audited the accompanying consolidated balance sheets of C-COR.net Corp. and subsidiaries as of June 27, 2003 and June 28, 2002, and the related consolidated statements of operations, cash flows, and shareholders’ equity for each of the fiscal years in the three-year period ended June 27, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of C-COR.net Corp. and subsidiaries as of June 27, 2003 and June 28, 2002, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended June 27, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note A to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective June 29, 2002.

Harrisburg, Pennsylvania

August 8, 2003

C-COR.net Corp.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	June 27, 2003	June 28, 2002
ASSETS
Current assets
Cash and cash equivalents	$22,609	$111,858
Restricted cash	2,300	—
Accounts and notes receivables, less allowance of $4,063 in 2003 and $4,728 in 2002	35,750	27,582
Inventories	30,438	39,084
Refundable income taxes	—	10,425
Deferred taxes	—	18,715
Other current assets	4,762	6,020

Total current assets	95,859	213,684
Property, plant and equipment, net	24,418	24,701
Goodwill	15,034	7,246
Other intangible assets, net	3,936	1,597
Deferred taxes	507	20,549
Other long-term assets	3,091	3,046

Total assets	$142,845	$270,823

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$20,299	$15,333
Accrued liabilities	37,260	32,991
Deferred taxes	528	—
Current portion of long-term debt	175	633

Total current liabilities	58,262	48,957
Long-term debt, less current portion	938	1,263
Other long-term liabilities	2,116	2,005

Total liabilities	61,316	52,225

Commitments and contingent liabilities

Shareholders’ equity
Preferred stock, no par value; authorized shares of 2,000,000; none issued	—	—
Common stock, $.05 par value; authorized shares of 100,000,000; issued shares of 40,210,226 in 2003 and 39,945,219 in 2002	2,011	1,997
Additional paid-in capital	264,662	263,936
Accumulated other comprehensive income	2,432	546
Accumulated deficit	(153,211)	(13,622)
Treasury stock at cost, 3,647,509 shares in 2003 and 3,629,506 shares in 2002	(34,365)	(34,259)

Shareholders’ equity	81,529	218,598

Total liabilities and shareholders’ equity	$142,845	$270,823

See accompanying notes to consolidated financial statements.

C-COR.net Corp.

Consolidated Statements of Operations

(In thousands, except per share data)

	Fiscal Year Ended
	June 27, 2003	June 28, 2002	June 29, 2001
Net sales:
Products	$172,750	$224,331	$181,873
Services	27,912	41,320	41,422

Total net sales	200,662	265,651	223,295

Cost of sales:
Products	146,017	153,407	145,997
Services	22,707	34,127	31,671

Total cost of sales	168,724	187,534	177,668

Gross margin	31,938	78,117	45,627

Operating expenses:
Selling and administrative	49,015	93,255	31,011
Research and product development	27,007	27,089	17,399
Amortization of goodwill and other intangibles	1,961	8,340	1,536
Goodwill and other intangible asset impairment charges	46,051	13,642	—
Acquired in-process technology charge	800	870	1,500
Merger and restructuring costs	460	2,660	11,031

Total operating expenses	125,294	145,856	62,477
Loss from operations	(93,356)	(67,739)	(16,850)
Interest expense	(317)	(146)	(109)
Investment income	999	1,750	7,374
Foreign exchange gain (loss)	(803)	2,535	55
Other income (expense), net	905	(1,476)	(3,461)

Loss from continuing operations before income taxes	(92,572)	(65,076)	(12,991)
Income tax expense (benefit)	47,017	(23,152)	(5,164)

Loss from continuing operations	(139,589)	(41,924)	(7,827)
Discontinued operations:
Gain on disposal of discontinued business segment, net of tax	—	—	177

Net loss	$(139,589)	$(41,924)	$(7,650)

Net loss per share—basic and diluted:
Continuing operations	$(3.84)	$(1.24)	$(0.24)
Gain on disposal of discontinued operations	—	—	0.01

Net loss	$(3.84)	$(1.24)	$(0.23)

Weighted average common shares and common share equivalents
Basic and diluted	36,384	33,710	32,905

See accompanying notes to consolidated financial statements.

C-COR.net Corp.

Consolidated Statements of Cash Flows

(In thousands)

	Fiscal Year Ended
	June 27, 2003	June 28, 2002	June 29, 2001
Operating Activities:
Net loss	$(139,589)	$(41,924)	$(7,650)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	13,401	17,680	10,124
Write-off of long-term investment	—	—	3,501
Write-off of goodwill, intangibles and long-lived assets	46,851	14,512	6,023
Gain on disposal of discontinued operations, net of tax	—	—	(177)
Other, net	51	457	248
Tax benefit deriving from exercise and sale of stock option shares	—	1,292	2,207
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts and notes receivable	12,628	2,619	23,294
Inventories	23,048	15,811	(3,049)
Other assets	8,563	(4,227)	(5,618)
Accounts payable	(7,939)	1,812	(9,571)
Accrued liabilities	(14,257)	(3,609)	(4,035)
Deferred income taxes	45,323	(15,374)	(6,465)
Discontinued operations—working capital changes and noncash charges	—	—	306

Net cash provided by (used in) operating activities	(11,920)	(10,951)	9,138

Investing Activities:
Purchase of property, plant and equipment	(4,156)	(7,990)	(3,638)
Proceeds from the sale of property, plant and equipment	2,184	1,306	—
Proceeds from sale of marketable securities and other short-term investments	—	24,154	29,152
Purchase of marketable securities and other short-term investments	—	(11,154)	—
Acquisitions, net of cash acquired	(77,080)	(26,499)	(5,767)
Other	—	—	54

Net cash provided used in investing activities	(79,052)	(20,183)	19,801

Financing Activities:
Payment of debt and capital lease obligations	(783)	(231)	(14,843)
Proceeds from issuance of common stock to employee stock purchase plan	172	201	143
Proceeds from exercise of stock options and stock warrants	566	5,312	2,213
Proceeds from issuance of common stock, net	—	52,193	—
Purchase of treasury stock	(106)	(3,062)	(23,940)

Net cash provided by (used in) financing activities	(151)	54,413	(36,427)

Effect of exchange rate changes on cash	1,874	688	—

Increase (decrease) in cash and cash equivalents	(89,249)	23,967	(7,488)
Cash and cash equivalents at beginning of fiscal year	111,858	87,891	95,379

Cash and cash equivalents at end of fiscal year	$22,609	$111,858	$87,891

Supplemental cash flow information:
Non-cash investing and financing activities
Fair value adjustment of available-for-sale securities	$11	$(11)	$(73)

See accompanying notes to consolidated financial statements.

C-COR.net Corp.

Consolidated Statements of Shareholders’ Equity

(In thousands)

	Comprehensive Income (Loss)	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation	Retained Earnings (Accumulated Deficit)	Treasury Stock
Balance, June 30, 2000		$—	$1,761	$197,240	$(30)	$(8)	$35,952	$(7,257)
Net loss	$(7,650)	—	—	—	—	—	(7,650)	—
Other comprehensive loss:
Net unrealized holding loss on marketable securities	(73)
Foreign currency translation loss	(28)

Other comprehensive loss	(101)	—	—	—	(101)	—	—	—

Comprehensive loss	$(7,751)

Fair value of stock options assumed in acquisition		—	—	3,371	—	—	—	—
Exercise of stock options		—	17	1,637	—	—	—	—
Exercise of stock warrants		—	2	557	—	—	—	—
Tax benefit deriving from exercise and sale of stock option shares		—	—	2,207	—	—	—	—
Issue shares to employee stock purchase plan		—	1	142	—	—	—	—
Purchase of treasury stock		—	—	—	—	—	—	(23,919)
Purchase of treasury stock for deferred compensation plan		—	—	—	—	—	—	(21)
Amortization of unearned compensation expense		—	—	—	—	8	—	—

Balance, June 29, 2001		—	1,781	205,154	(131)	—	28,302	(31,197)
Net loss	$(41,924)	—	—	—	—	—	(41,924)	—
Other comprehensive loss:
Net unrealized holding loss on marketable securities	(11)
Foreign currency translation gain	688

Other comprehensive income	677	—	—	—	677	—	—	—

Comprehensive loss	$(41,247)

Shares issued in secondary public offering		—	172	52,021	—	—	—	—
Exercise of stock options		—	43	5,232	—		—	—
Exercise of stock warrants		—	—	37	—	—	—	—
Tax benefit deriving from exercise and sale of stock option shares		—	—	1,292	—	—	—	—
Issue shares to employee stock purchase plan		—	1	200	—	—	—	—
Purchase of treasury stock		—	—	—	—	—	—	(2,963)
Purchase of treasury stock for deferred compensation plan		—	—	—	—	—	—	(99)

Balance, June 28, 2002		—	1,997	263,936	546	—	(13,622)	(34,259)
Net loss	$(139,589)	—	—	—	—	—	(139,589)	—
Other comprehensive loss:
Net unrealized holding gain on marketable securities	11
Foreign currency translation gain	1,875

Other comprehensive income	1,886	—	—	—	1,886	—	—	—

Comprehensive loss	$(137,703)

Exercise of stock options		—	11	452	—		—	—
Stock-based compensation expense		—	—	104	—	—	—	—
Issue shares to employee stock purchase plan		—	3	170	—	—	—	—
Purchase of treasury stock for deferred compensation plan		—	—	—	—	—	—	(106)

Balance, June 27, 2003		$—	$2,011	$264,662	$2,432	$—	$(153,211)	$(34,365)

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

Fiscal Years

The Company’s fiscal year ends on the last Friday in June. The fiscal years ended June 27, 2003, June 28, 2002 and June 29, 2001 contained 52 weeks.

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

Reclassifications

Certain amounts in prior years financial statements and notes have been reclassified to conform to the fiscal year 2003 presentation.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the sale price is fixed or determinable, and collectibility is reasonably assured. The

C-COR.net Corp.

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

Company’s revenues derive principally from equipment sales, which are generally recognized when the equipment has been shipped. Service revenues, consisting of system design, field services, and other consulting engagements, are recognized as services are rendered in accordance with the terms of contracts.

The Company applies the revenue recognition guidance of AICPA Statement of Position 97-2, “Software Revenue Recognition” (SOP 97-2), as amended, to its software licensing arrangements. SOP 97-2 requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on vendor specific objective evidence of fair values of the elements. License revenue allocated to software products, under certain terms and conditions, is recognized upon the delivery of the software products. For certain of its software license arrangements where professional services are being provided that are deemed to be essential to the functionality or are for significant production, modification, or customization of the software product, both the software product revenue and the professional service revenue are recognized in accordance with the provisions of Accounting Research Bulletin No. 45, “Long-Term Construction-Type Contracts” using the relevant guidance in AICPA Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” These software license arrangements are being recognized on the completed-contract method as the arrangements represent the Company’s initial installations, and the Company does not currently have the ability to reasonably estimate contract costs at the inception of the contracts. Under the completed-contract method, revenue is recognized when the contract is complete, and all direct costs and related revenues are deferred until that time. Deferred revenue under these contracts represents only amounts billed, and totaled $2,210 and $795 at June 27, 2003 and June 28, 2002, respectively. Contract costs consist primarily of direct labor and applicable benefits, travel and other direct costs, and equipment costs. The entire amount of an estimated loss on a contract is accrued at the time a loss on a contract is projected. Actual losses may differ from these estimates. Deferred costs under these contracts were $172 and $0, as of June 27, 2003 and June 28, 2002, respectively.

Shipping and Handling Costs

The Company classifies shipping and handling costs as a component of selling and administrative expenses in the consolidated statements of operations. Shipping and handling costs included in selling and administrative expense for fiscal years 2003, 2002 and 2001 were $1,828, $1,579 and $1,404, respectively.

Fair Value of Financial Instruments

The carrying value of the Company’s long-term borrowings approximates fair value, after taking into consideration current rates offered to the Company for similar debt instruments of comparable maturities. The fair values of the Company’s marketable securities is determined through information obtained from quoted market sources.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents are reflected at the lower of cost or market.

Marketable Securities

Marketable securities at June 27, 2003 consisted of mutual funds, corporate obligations, equity securities, and certificates of deposit. The Company classifies its marketable securities portfolios as either available-for-sale or trading, and records them at fair value. For the Company’s available-for-sale securities, unrealized holding gains

C-COR.net Corp.

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

and losses are excluded from the statement of operations and are recorded directly to shareholders’ equity in accumulated other comprehensive income (loss), net of related deferred income taxes. For the Company’s trading securities, unrealized holding gains and losses are included in the statement of operations in the period they arise.

Allowance for Doubtful Accounts

The Company is required to estimate the collectibility of its accounts and notes receivable. The Company establishes a general allowance for doubtful accounts based on percentages applied to certain aged receivable categories. These percentages are determined by a variety of factors including, but not limited to, current economic trends, contractual terms and conditions, and historical payment experience. In addition, the Company establishes allowances to charge off specifically identified doubtful accounts for the amount deemed worthless when a loss is determined to be both probable and estimable.

Inventories

Inventories include material, labor and overhead and are stated at the lower of cost or market. Cost is determined on the first-in, first-out method. In assessing the ultimate realization of inventories, the Company is required to make estimates regarding future events in an industry where rapid technological changes are prevalent. Provisions are established for excess and obsolete inventories after evaluation of historical sales and usage, current economic trends, market conditions, product rationalization, forecasted sales, product lifecycles, and current inventory levels.

Property, Plant and Equipment

Property, plant and equipment, which includes leased property under capital leases, is stated at cost. Depreciation or amortization is calculated on the straight-line method for financial statement purposes based upon the following estimated useful lives:

Buildings	15 to 25 years
Machinery and equipment under capital lease	5 years
Machinery and equipment	2 to 10 years
Leasehold improvements	6 to 15 years

Computer Software

Under the provisions of AICPA Statement of Position SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (SOP 98-1), we capitalize costs associated with internally developed and/or purchased software systems for new products and enhancements to existing products that have reached the application development stage and meet recoverability tests. Capitalized costs include external direct costs of materials and services utilized in developing or obtaining internal-use software, payroll and payroll-related expenses for employees who are directly associated with and devote time to the internal-use software project, while developing internal-use software. Capitalization of such costs begins when the preliminary project stage is complete and ceases no later than the point at which the project is substantially complete and ready for its intended purpose. These capitalized costs are amortized on a straight-line basis over the economic useful life, beginning when the asset is ready for its intended use.

C-COR.net Corp.

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

Under the provisions of Statement of Financial Accounting Standards (SFAS) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed” (Statement 86), the Company capitalizes certain internal and purchased software development and production costs once technological feasibility has been achieved. Amortization is provided on a product-by-product basis on the straight-line method over the remaining economic life of the product.

Software costs capitalized under SOP 98-1 and Statement 86 were $2,902, $4,535 and $1,025 during fiscal years 2003, 2002 and 2001, respectively. Capitalized costs are included in property, plant and equipment on the consolidated balance sheets. Amortization expense for fiscal years 2003, 2002 and 2001 was $1,432, $1,023 and $366, respectively. The carrying value of the software is reviewed regularly and an impairment is recognized if the value of the estimated undiscounted cash flow benefits related to the asset is less than the remaining unamortized costs. In fiscal year 2001, the Company wrote off $441 of capitalized software costs due to exiting certain business activities, which was included as part of restructuring charges in the consolidated statements of operations.

Goodwill and Intangible Assets

Intangible assets represent purchased intangible assets and the excess of acquisition cost over the fair value of tangible and identified intangible net assets of businesses acquired, or goodwill. Purchased intangible assets include purchased technology, patents, trademark and tradenames, customer backlog, and customer relationships.

Effective July 1, 2001, the Company was required to adopt the provisions of SFAS No. 141, “Business Combinations” (Statement 141), and adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” (Statement 142) effective June 29, 2002. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement 142. In accordance with this statement, the Company performed impairment tests of goodwill and intangible assets. See Note G, “Goodwill and Other Intangible Assets.”

Goodwill and intangible assets acquired in purchase business combinations completed after June 30, 2001, but before Statement 142 was adopted in full, including Aerotec Communications, Inc. (Aerotec) in July 2001, and certain operations of ADC Telecommunications, Inc. (ADC) in August 2001, were not amortized. The cost of other acquired intangibles from the ADC acquisition are being amortized over the estimated life of three years.

Goodwill acquired in connection with the acquisitions of MobileForce Technologies Inc. (MobileForce) in April 2001 and the asset purchase of Advanced Communications Services, Inc. (ACSI) in January 2000 were previously amortized on a straight-line basis over their estimated useful lives of three and ten years, respectively. The cost of other acquired intangibles related to the acquisition of MobileForce included purchased technology, assembled workforce, and trademarks, and were amortized on a straight-line basis over their estimated useful lives of three years.

Using the guidance in SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (Statement 121), during the fourth quarter of fiscal year 2002, the Company recorded an impairment charge of $13,642 for goodwill and other intangible assets related to the MobileForce acquisition, which is part of the Company’s Broadband Management Solutions segment. The impairment resulted in a write-down of these assets to their fair value, based upon the projected recoverability of these intangible assets through an analysis of expected future cash flows. In accordance with our ordinary business practices, projected future cash flows were discounted at a rate corresponding to the Company’s estimated cost of capital.

C-COR.net Corp.

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

Investment—Cost Method

On October 6, 1999, the Company invested $501 in Fortress Technologies, Inc. (Fortress), a security networking company, and on January 11, 2000, increased its investment to $3,501. The investment in Fortress represented less than a five percent ownership interest, and was being carried at cost, since the Company did not exert significant influence over Fortress.

The Company periodically evaluates the recoverability of its investments, and if circumstances arise where a loss in value is considered to be other than temporary, the Company writes the investment down to fair value. As a result of the Company’s recoverability analysis of the Fortress investment during the fourth quarter of fiscal year 2001, the Company wrote off the balance of the investment resulting in an impairment charge of $3,501. The write-off is included in the consolidated statements of operations as a component of other expense, net.

Foreign Currency Translation

The Company converts the assets and liabilities of foreign operations to their U.S. dollar equivalents at rates in effect at the balance sheet dates, and records translation adjustments in the shareholders’ equity. Income statements of foreign operations are translated from the operations functional currency to U.S. dollar equivalents at average rates. Foreign currency transaction gains and losses are recorded in the consolidated statements of operations.

Comprehensive Loss

The components of comprehensive loss include net loss, foreign currency translation gains (losses) and unrealized gains (losses) on available-for-sale securities, net of tax. Comprehensive loss is presented in the consolidated statements of shareholders’ equity.

Income Taxes

The Company estimates income taxes for each of the jurisdictions in which it operates. This involves estimating the Company’s actual current income tax payable and assessing temporary differences resulting from differing treatment of items, such as reserves and accruals, for tax and accounting purposes. Deferred taxes arise due to temporary differences in the bases of assets and liabilities and from net operating losses and credit carryforwards. In general, deferred tax assets represent future tax benefits to be received when certain expenses previously recognized in the Company’s statement of operations become deductible expenses under applicable income tax laws or loss or credit carryforwards are utilized. Accordingly, realization of deferred tax assets is dependent on future taxable income against which these deductions, losses and credits can be utilized. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Historical operating losses, scheduled reversals of deferred tax liabilities, projected future taxable income and tax planning strategies are considered in making this assessment. Earnings of foreign operations are reinvested in the business and no provision for domestic income tax or foreign withholding tax is made on such earnings until distributed.

Product Warranty

The Company warrants its products against defects in materials and workmanship, generally for two-to-five years, depending upon product lines and geographic regions. A provision for estimated future costs related to warranty activities is recorded when the product is shipped, based upon our historical experience of known

C-COR.net Corp.

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

product failure rates and historical costs incurred in correcting product failures. In addition, from time to time, the recorded amount is adjusted for specifically identified warranty exposures if unforeseen technical problems arise.

Accounting for Employee Stock Award Plans

The Company accounts for employee stock option plans based on the intrinsic value method in accordance with Accounting Principles Board No. 25 (APB 25), “Accounting for Stock Issued to Employees”, and has adopted the disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (Statement 148), which was issued in December 2002.

The Company has adopted the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation” (Statement 123). As allowed by Statement 123, the Company has chosen to continue to account for stock-based compensation using APB 25 and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the grant date over the amount an employee must pay to acquire the stock. Accordingly, no compensation cost has been recognized. Had compensation cost for the Company’s plans been determined under Statement 123, the Company’s net loss and net loss per share would have been adjusted to the pro forma amounts indicated below:

	Fiscal Year Ended
	June 27, 2003	June 28, 2002	June 28, 2002
Net loss
As reported	$(139,589)	$(41,924)	$(7,650)
Pro forma	$(148,358)	$(48,799)	$(13,654)
Net loss per share:
Basic and diluted
As reported	$(3.84)	$(1.24)	$(0.23)
Pro forma	$(4.08)	$(1.45)	$(0.41)

Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (Statement 144), which supersedes both SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of” (Statement 121) and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (APB 30), for the disposal of a segment of a business (as previously defined in APB 30). Statement 144 retains the fundamental provisions in Statement 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with Statement 121. For example, Statement 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. Statement 144 retains the basic provisions of APB 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike Statement 121, an impairment assessment under Statement

C-COR.net Corp.

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under Statement 142. The Company adopted Statement 144 effective June 29, 2002. The adoption of Statement 144 for long-lived assets held for use did not have a material impact on the consolidated financial statements. The provisions of Statement 144 for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities.

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

The Interpretation requires the guarantor to recognize a liability for the non-contingent component of the guarantee, which is the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements. The Company has adopted the disclosure requirements of the Interpretation (see Note R) and will apply the recognition and measurement provisions for all guarantees entered into or modified after December 31, 2002.

In December 2002, the FASB issued Statement 148. The provisions of Statement 148 amend Statement 123, to provide alternative methods of transitioning to a fair value-based method of accounting for stock-based employee compensation. In addition, Statement 148 also expands the disclosure requirements of Statement 123 by requiring more detailed disclosure in both annual and interim financial statements. The Company adopted Statement 148 effective December 28, 2002. The transition provisions of Statement 148 did not have a material impact on the Company’s financial results, as the Company has not adopted the fair value-based accounting provisions of Statement 123.

B.    Business Combinations

Fiscal Year 2003

On September 16, 2002, the Company acquired certain assets and liabilities of Philips Broadband Networks (PBN) from Royal Philips Electronics (Philips). PBN is a provider of broadband products, including transmission products, network optimizing technologies, and element management systems. PBN is supported by sales and services organizations worldwide, with a strong customer base in Europe and the Asia Pacific region. The purchase included assets in various countries, cable infrastructure products, and a design and production facility in Manlius, New York. These assets and the facility became part of the Company’s Broadband Communications

C-COR.net Corp.

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

Products Division. The purchase of these net assets and operations provided the Company with an opportunity to increase its customer and installed equipment base, primarily in the international markets of Europe and Asia, and to capitalize on the combined synergies of the Company’s skilled workforce, market focus, and product offerings. The purchase price for the acquisition was 79,950 Euros, which was subject to certain adjustments. During the quarter ended December 27, 2002, the Company announced the closing of its Manlius, New York and Louviers, France facilities, which were acquired as part of the PBN transaction. The effective date of the acquisition was August 26, 2002 (PBN’s fiscal month end). Accordingly, the results of operations of PBN are included in the consolidated financial statements from August 26, 2002. At closing on September 16, 2002, the Company made an initial cash payment of 75,000 Euros ($72,507 U.S. dollars, which was net of $200 of imputed interest) to Philips, with subsequent payments subject to certain adjustments. As final consideration of the purchase price, a cash payment of 604 Euros ($691 U.S. dollars at June 27, 2003) will be paid by December 31, 2003. In addition, the Company incurred direct transaction costs of $1,299 to consummate the acquisition. The Company used its available cash to fund the acquisition. The acquisition was accounted for as a purchase. The excess of the purchase price and related costs over the fair value of the acquired net assets of the business was recorded as goodwill. The following table summarizes the estimated fair value of the net assets acquired from Philips, including goodwill, as of the effective date of the acquisition.

Current assets	$34,701
Property and equipment	8,728
Intangible assets acquired at fair value	5,100
Other long-term assets	6,038
Current liabilities	(31,166)
Goodwill	51,096

Total purchase price	$74,497

One of the acquired intangible assets was in-process research and development, representing research and development projects that were commenced but not yet completed at the date of the acquisition, and which if unsuccessful, have no alternative future use in research and development activities or otherwise. The value allocated to in-process research and development as of the acquisition date was $800 based on a third-party valuation of certain intangible assets. The amount allocated to in-process research and development was charged to expense as an acquired in-process technology charge in the consolidated statement of operations for the fiscal year ended June 27, 2003. A significant portion of the amount of the goodwill from the acquisition is expected to be deductible for tax purposes. As part of the annual assessment that is required under Statement 142, the Company determined that the carrying value of the Broadband Communications Products Division exceeded its fair value, and an impairment charge of $46,051 was recorded during the fiscal year ended June 27, 2003 (see Note G).

As of June 27, 2003, the net book value of intangible assets with definite useful lives resulting from all of the Company’s business combinations was $3,936. These intangible assets are being amortized over their estimated useful life of 36 months. The weighted-average life remaining on these intangible assets is 21 months.

Fiscal Year 2002

On July 3, 2001, a wholly owned subsidiary of the Company acquired Aerotec for $2,250. These net assets became part of the Broadband Network Services division. The results of operations of Aerotec have been included in the consolidated financial statements from the date of acquisition. Additional cash payments of up to

C-COR.net Corp.

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

$3,750 were required to be made to Aerotec shareholders if certain performance targets are met. These performance targets were substantially achieved and an additional cash payment of $3,586 was made in August 2002 and recorded as additional goodwill. The Company has recorded goodwill of $4,271 as of June 27, 2003 in connection with this transaction, which represented the excess of the purchase price and related costs over the fair value of the acquired net assets of the business. The impact of this acquisition on the Company’s historical results of operations was not material.

On August 4, 2001, the Company acquired certain assets and assumed certain liabilities of ADC. The net assets and operations acquired from ADC were considered the purchase of a business and have been included in the consolidated financial statements from the date of acquisition. The assets purchased included the Optiworx™ and DV6000® series product lines, as well as other related cable infrastructure products from ADC’s Broadband Communications Division, located in Meriden, Connecticut; Buenos Aires, Argentina; and Klagenfurt, Austria. These facilities and their net assets became part of the Company’s Broadband Communications Products Division. On February 11, 2002, the Company announced the closing of the Buenos Aires, Argentina, manufacturing facility.

Consideration for the acquisition was approximately $25,021, consisting of a cash payment of $24,596 to ADC and direct transaction costs incurred of approximately $425. The Company used its available cash to fund the acquisition.

The net assets acquired from ADC, including goodwill assumed in the acquisition, were as follows:

Current assets	$27,899
Property and equipment	5,381
Intangible assets acquired at fair value	4,404
Other long-term assets	3,905
Current liabilities	(18,045)
Long-term debt	(302)
Goodwill	1,779

Total purchase price	$25,021

One of the acquired intangible assets was in-process research and development, representing research and development projects that were commenced but not yet completed at the date of the acquisition, and which if unsuccessful, have no alternative future use in research and development activities or otherwise. The value allocated to in-process research and development as of the acquisition date was $870, which was determined by an independent valuation. The amount allocated to in-process research and development was charged to expense as an acquired in-process technology charge in the consolidated statement of operations during the fourth quarter of fiscal year 2002. The goodwill from the transaction is not expected to be deductible for tax purposes due to basis differences in the book versus tax purchase price allocation.

In addition to the transactions identified above, the Company made one other smaller acquisition during fiscal year 2002 for $825, resulting in goodwill of $810. The impact of this acquisition on the Company’s historical results of operations was not material.

C-COR.net Corp.

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

Pro Forma

The following selected unaudited pro forma information is provided to present a summary of the results of the Company’s continuing operations, as if the acquisition of certain operations of Philips and ADC had occurred as of June 30, 2001, after giving effect to purchase accounting adjustments. The pro forma data is for informational purposes only and may not necessarily reflect the results of continuing operations of the Company had the operations acquired from Philips and ADC operated as part of the Company for the entire fiscal years ended June 27, 2003 and June 28, 2002, respectively.

	Fiscal Year Ended
	June 27, 2003	June 28, 2002
Net sales	$215,194	$413,463
Net loss from continuing operations	$(138,580)	$(61,158)
Net loss per share—basic and diluted	$(3.81)	$(1.81)

C.    Restructuring

In fiscal year 2003, the Company announced the closing of its Manlius, New York manufacturing facility and its Louviers, France engineering and support operations facility. The decision to close the operations was a result of a process the Company began, as of the PBN acquisition date, to address redundancy in the product lines, engineering support services and manufacturing capacity resulting from its acquisition of certain assets and liabilities of PBN. The Company ceased operations at each of these facilities as of June 27, 2003. In fiscal year 2003, fair value adjustments for property, plant and equipment of $655 and exit costs of $7,483, which includes employee severance and termination benefits for approximately 370 employees, relocation for employees offered transfers, and other lease commitment costs, were accounted for as an adjustment to the allocation of the original purchase price, and recorded as additional goodwill.

In fiscal year 2003, the Company recorded $935 of restructuring charges related to initiatives to improve its operating performance by aligning the cost structure across the Company with current business levels. The restructuring charge represents employee termination benefits for approximately 170 employees, and lease commitment costs. Also, the Company recorded a reversal of $475 for previously recorded restructuring charges, resulting in a net restructuring charge during fiscal year 2003 of $460.

In fiscal year 2002, the Company recorded a restructuring charge of $3,551 in connection with initiatives to consolidate manufacturing operations, affecting its Santa Clara, California facility, and to improve its operating performance by aligning the cost structure across the Company with current business levels. The restructuring charges represented employee termination benefits for approximately 350 employees, of which approximately 130 were still employed as of June 28, 2002, and other costs to downsize the operations. Other costs reflected a write-down of equipment employed in the operations and cancellation costs associated with fixed contractual obligations. In addition, during fiscal year 2002, the Company recorded a reversal of $891 for previously recorded restructuring charges incurred in fiscal year 2001, resulting in a net restructuring charge during fiscal year 2002 of $2,660.

C-COR.net Corp.

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

In fiscal year 2001, the Company recorded a restructuring charge of $11,031 related to its decision to consolidate its manufacturing and network services management operations and discontinue providing high-speed data helpdesk services, affecting the Company’s State College and Tipton, Pennsylvania, and Suwanee, Georgia, facilities. The restructuring charges represented employee termination benefits for approximately 850 employees, and other costs to consolidate the operations, including a write-down of equipment and other long-lived assets that were employed in the operations.

	Restructuring Accrual at June 28, 2002	Restructuring Charges in Fiscal Year 2003	Restructuring Charges from Acquisitions in Fiscal Year 2003	Cash Recovered (Paid)	Adjustment in Fiscal Year 2003	Restructuring Accrual at June 27, 2003
Employee severance and termination benefits	$2,416	$857	$7,071	$(8,532)	$—	$1,812
Write-off of property, plant and equipment	—	—	—	90	(90)	—
Contractual obligations and other	549	78	412	(192)	(385)	462

Total	$2,965	$935	$7,483	$(8,634)	$(475)	$2,274

Employee severance and termination benefit payments are being made on a weekly or bi-weekly basis, and as such, the Company anticipates payments for the remaining amounts accrued as of June 27, 2003 to extend through December 2003. The remaining amounts accrued as of June 27, 2003 related to contractual obligations will be paid out over their remaining term of 18 months, unless terminated early.

C-COR.net Corp.

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

D.    Marketable Securities

Marketable securities as of June 27, 2003 and June 28, 2002 consisted of the following:

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
June 27, 2003:
Available-for-sale
Equity securities	$1	$1	$—	$2

Total classified as current assets	$1	$1	$—	$2

Available-for-sale:
Mutual funds	$40	$—	$(3)	$37
Corporate obligations (due in 1 to 2 years)	60	2	—	62
Equity securities	164	—	(2)	162
Certificate of deposits	26	—	—	26
Trading:
Mutual funds	976	—	(151)	825

Total classified as non-current assets	$1,266	$2	$(156)	$1,112

June 28, 2002:
Available-for-sale
Equity securities	$1	$1	$—	$2

Total classified as current assets	$1	$1	$—	$2

Available-for-sale:
Mutual funds	$45	$—	$(2)	$43
U.S. government securities (due in 1 year or less)	20	—	—	20
Corporate obligations (due in 2 to 5 years)	60	3	—	63
Equity securities	197	—	(22)	175
Certificate of deposits	40	—	—	40
Trading:
Mutual funds	961	—	(123)	838

Total classified as non-current assets	$1,323	$3	$(147)	$1,179

C-COR.net Corp.

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

E.    Inventories

Inventories as of June 27, 2003 and June 28, 2002 consisted of the following:

	June 27, 2003	June 28, 2002
Finished goods	$6,660	$9,773
Work-in-process	5,499	8,041
Raw materials	18,279	21,270

	$30,438	$39,084

F.    Property, Plant and Equipment

Property, plant and equipment as of June 27, 2003 and June 28, 2002 consisted of the following:

	June 27, 2003	June 28, 2002
Land	$554	$554
Buildings	9,400	9,328
Machinery and equipment under capital lease	259	533
Machinery and equipment	79,994	69,838
Leasehold improvements	1,462	1,400

	91,669	81,653
Less accumulated depreciation and amortization	(67,251)	(56,952)

	$24,418	$24,701

G.    Goodwill and Other Intangible Assets

The Company adopted the provisions of Statement 142 effective June 29, 2002. As of the date of adoption, the Company had unamortized goodwill in the amount of $7,246 and unamortized identifiable intangible assets in the amount of $1,597 that were subject to the transition provisions of Statement 142. For purposes of applying Statement 142, management believes the Company’s operating segments (Broadband Communications Products, Broadband Network Services and Broadband Management Solutions) represent the Company’s reporting units, although there was no goodwill or intangible assets associated with Broadband Management Solutions as of the date of adoption. The Company determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company then determined the fair value of each reporting unit. The fair value was determined based on an independent third party appraisal, using a discounted cash flow model. As a result of this evaluation, the Company did not have an impairment of goodwill as of June 29, 2002.

The Company is required to reevaluate whether goodwill is impaired on at least an annual basis. The Company has selected the end of its third fiscal quarter of each year to reassess the value of its reporting units and related goodwill balances, or at other times if events have occurred or circumstances exist that indicate the carrying amount of goodwill may not be recoverable. Accordingly, the Company reassessed whether goodwill was impaired as of March 28, 2003. The Company determined that the carrying value of the Broadband

C-COR.net Corp.

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

Communications Products reporting unit exceeded its fair value, which was determined from an independent third-party appraisal, and as such, an impairment charge of $40,022 was recorded during the thirteen-week period ended March 28, 2003. The decline in the fair value of the Broadband Communications Products reporting unit is largely attributable to the weakness in capital spending by cable operators in recent periods. The Company made an estimate of the value of other intangible assets not recorded on its balance sheet as of March 28, 2003, in order to allocate the fair value of the Broadband Communications Products reporting unit to both tangible and intangible assets as of March 28, 2003. The Company completed a third-party valuation of these unrecorded intangible assets during the fourth quarter ending June 27, 2003, and accordingly has recorded an additional goodwill impairment charge of $6,029 in its fourth quarter operating results. As of June 27, 2003, the Company had remaining goodwill associated with Broadband Communications Products and Broadband Network Services of $8,057 and $6,977, respectively.

The following information is provided to report what net loss for fiscal years ended June 27, 2003 and June 28, 2002 would have been, exclusive of amortization expense (including any related tax effects) recognized related to goodwill and intangible assets that are no longer being amortized as a result of the adoption of Statement 142:

	June 27, 2003	June 28, 2002
Reported net loss:	$(139,589)	$(41,924)
Add back: Goodwill and workforce amortization, net of tax	—	2,239

Adjusted net loss	$(139,589)	$(39,685)

Basic and diluted net loss per share:
Reported net loss per share	$(3.84)	$(1.24)
Add back: Goodwill and workforce amortization, net of tax	—	0.06

Adjusted net loss	$(3.84)	$(1.18)

Other intangible assets as of June 27, 2003 and June 28, 2002 consisted of the following:

	June 27, 2003	June 28, 2002
Cost of intangibles:
Purchased technology	$2,500	$1,100
Customer relationships	2,900	—
Patents and trademarks	1,200	1,200

	6,600	2,300

Less accumulated amortization:
Purchased technology	(1,092)	(336)
Customer relationships	(805)	—
Patents and trademarks	(767)	(367)

	(2,664)	(703)

	$3,936	$1,597

C-COR.net Corp.

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

Amortization expense for fiscal years 2003, 2002 and 2001 was $1,961, $8,340 and $1,536, respectively. Estimated future amortization expense for identifiable intangibles is as follows:

Fiscal year:
2004	$2,200
2005	1,497
2006	239

H.    Credit Facilities

The Company has a two-year secured revolving credit financing agreement with a commercial lender. Borrowings under the financing agreement may be used for working capital and general corporate purposes, and provides a commitment of up to an aggregate amount of $20,000. The financing agreement allows for issuance of letters of credit and cash borrowings. Letters of credit outstanding are limited to no more than $6,000. Cash borrowings are limited by certain availability reserves and a borrowing base, primarily a percentage of eligible domestic trade accounts receivable, up to the facility’s maximum availability less letters of credit outstanding.

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

The financing agreement is committed through November 6, 2004. Borrowings under the financing agreement bear interest at an applicable bank rate or LIBOR plus two and three-quarters percent (2.75%) per annum, payable monthly. The financing agreement required the payment of a facility fee of $150 at execution of the agreement, a fee on the unused commitment of 0.375% per annum payable monthly, and an administrative fee of $36 per annum. As of June 27, 2003, the Company had no borrowings outstanding under the financing agreement. Based upon the eligible borrowing base at June 27, 2003, available borrowings under the financing agreement were $7,377.

As a condition to closing on the financing agreement, the Company terminated its prior credit agreement with a bank, whereby $7,500 was available as a revolving line-of-credit, subject to an aggregate sub-limit of $5,000 for issuance of letters of credit. As of June 27, 2003, the Company continued to maintain letters of credit with the bank in the aggregate of $2,255 related to its workers compensation program, customer obligations, and equipment lease obligations. A cash compensating balance of $2,300 is maintained to secure the letters of credit, which has been classified as a current asset, as the terms for the letters of credit expire in less than one year. Under the current financing agreement, a letter of credit has been issued for $600 related to increased requirements under the Company’s workers compensation policy.

C-COR.net Corp.

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

I.    Accrued Liabilities

Accrued liabilities as of June 27, 2003, and June 28, 2002 consisted of the following:

	June 27, 2003	June 28, 2002
Accrued incentive plan expense	$49	$2,250
Accrued vacation expense	2,624	2,868
Accrued salary expense	2,478	2,635
Accrued benefits and sales tax expense	1,788	1,401
Accrued warranty expense	14,117	10,762
Accrued workers’ compensation expense	734	1,357
Accrued restructuring costs	2,274	2,965
Accrued income taxes payable	3,405	1,809
Deferred income, net	2,320	897
Accrued other	7,471	6,047

	$37,260	$32,991

J.    Long-term Debt

Long-term debt as of June 27, 2003 and June 28, 2002 was as follows:

	June 27, 2003	June 28, 2002
Notes payable	$1,028	$1,643
Capital lease obligations	85	253

	1,113	1,896
Less current portion	(175)	(633)

	$938	$1,263

As a result of the Company’s decision in fiscal year 2001 to consolidate its manufacturing, the Company closed its Tipton, Pennsylvania, manufacturing facility. Funding of $539 had been obtained through the Pennsylvania Industrial Development Authority (PIDA) for construction of the Tipton manufacturing facility. The PIDA borrowing had an interest rate of 3%, which was contingent upon meeting certain job creation commitments. Monthly payments of principal and interest of $4 were required through 2006. On June 25, 2003, the Company sold the Tipton facility and paid off the remaining principal balance of the PIDA loan, requiring a payment of $123.

As a result of the acquisition of certain operations of ADC in August 2001, the Company assumed a note payable related to funding received from an Austrian-based organization for the development of several technology projects. Borrowings on these obligations had interest rates ranging from 2% to 2.5%, and required a single payment at maturity on March 31, 2003 of $339.

The Company obtained funding through the PIDA of $1,952 for 40% of the cost of building expansion at its manufacturing facility in State College, Pennsylvania. The PIDA borrowing has an interest rate of 2%, which

C-COR.net Corp.

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

was contingent upon meeting certain job creation commitments. Monthly payments of principal and interest of $13 are required through 2010. Certain property, plant and equipment collateralize the borrowing. The principal balance at June 27, 2003 was $1,028.

The Company has various capital leases for machinery and equipment, office equipment and furniture and fixtures that expire through 2006. At June 27, 2003, the future minimum payments required under capital lease arrangements were as follows:

Fiscal year ending:
2004	$92
2005	33
2006	11

136
Less amount representing interest	51

Present value of future minimum lease payments	85
Less current portion of obligation under capital leases	43

Long-term obligations under capital leases	$42

Long-term debt at June 27, 2003 had scheduled maturities as follows:

Fiscal year ending:
2004	$175
2005	165
2006	147
2007	140
2008	143
Thereafter	343

$1,113

Total interest paid on the short-term credit facilities (see Note H) and long-term debt was $118, $144 and $109 for fiscal years 2003, 2002 and 2001, respectively.

K.    Capital Stock and Accumulated Other Comprehensive Income

Classes of Capital Stock:

The authorized, issued and outstanding shares of the Company’s classes of capital stock are as follows:

	Authorized Shares as of June 27, 2003	Issued and outstanding at:
		June 27, 2003	June 28, 2002	June 29, 2001
Preferred stock, no par value	2,000,000	—	—	—
Common stock, $.05 par value per share, net of treasury stock	100,000,000	36,562,717	36,315,713	32,469,221

C-COR.net Corp.

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

Warrants Outstanding:

The following table summarizes information about warrants outstanding as of June 27, 2003:

Issued	Warrants Outstanding as of 6/27/03	Exercise Price	Fiscal Year Warrants Expire	Warrants outstanding in connection with:
				Debt Financing	Equity Financing
Fiscal year 1999	6,000	$5.00	2005	—	6,000
Fiscal year 2001	5,310	$54.11	2007	5,310	—
Fiscal year 2001	693	$54.11	2008	693	—
Fiscal year 2001	693	$54.11	2009	693	—
Fiscal year 2001	115	$108.70	2011	115	—

	12,811			6,811	6,000

Shareholder Rights Plan:

The Company has a shareholders rights plan intended to preserve the long-term value of the Company for its shareholders by discouraging a hostile takeover. Under the shareholders rights plan, each outstanding share of the Company’s common stock has an associated preferred share purchase right. The rights are exercisable only if a person or group acquires 20% or more of the Company’s outstanding common stock. If the rights became exercisable, the rights would allow their holders (other than the acquiring person or group) to purchase one one-hundredth of a share of Series A Junior Participating Preferred stock, no par value per share of the Company at a price of $150.00 per one one-hundredth of a share of Preferred Stock, subject to adjustment. The dilutive effect of the rights on the acquiring person or group is intended to encourage such person or group to negotiate with the Company’s board.

Public Offering:

On February 19, 2002, the Company completed a follow-on public offering of its common stock in which 3,450,000 shares of common stock were sold at a price of $16.00 per share. The offering resulted in net proceeds (after deducting issuance costs) to the Company of $52,193 in fiscal year 2002.

Treasury Stock:

At June 27, 2003 and June 28, 2002, treasury stock consisted of 3,647,509 and 3,629,506 shares of common stock, respectively. In fiscal year 2002, the Company repurchased 459,000 shares of its common stock for $2,963, under a stock repurchase program allowing for the purchase of up to 4,000,000 shares. The Company used its available capital resources to fund the purchases. The repurchased stock is being held by the Company as treasury stock and is available to be used in meeting the Company’s obligations under its present and future stock option plans and for other corporate purposes. In addition, shares of the Company’s common stock purchased under a non-qualified deferred compensation arrangement, held in a Rabbi Trust, have been presented in a manner similar to treasury stock. As of June 27, 2003 and June 28, 2002, 52,473 shares and 34,470 shares, respectively, were held in the Trust.

C-COR.net Corp.

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

Net Loss Per Share:

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

	Fiscal Year Ended
	June 27, 2003	June 28, 2002	June 29, 2001
Loss from continuing operations	$(139,589)	$(41,924)	$(7,827)
Gain from discontinued operations	—	—	177

Net loss	$(139,589)	$(41,924)	$(7,650)

Weighted average common shares outstanding	36,384,105	33,709,999	32,905,046
Common share equivalents	—	—	—

Weighted average common shares and common share equivalents	36,384,105	33,709,999	32,905,046

Net loss per share—basic and diluted:
Continuing operations	$(3.84)	$(1.24)	$(0.24)
Discontinued operations	—	—	0.01

Net loss	$(3.84)	$(1.24)	$(0.23)

For fiscal years ended June 27, 2003, June 28, 2002 and June 29, 2001, common share equivalents of 6,681,786, 6,677,064 and 5,299,764, respectively, were excluded from the diluted net loss per share calculation because they were antidilutive.

Accumulated Other Comprehensive Income:

SFAS No. 130, “Reporting Comprehensive Income,” requires net unrealized investment gains or losses on the Company’s available-for-sale securities and net foreign exchange gains or losses on translation to be included in accumulated other comprehensive income (loss) in the consolidated balance sheet and in the disclosure of comprehensive income. The totals of other comprehensive income (loss) items and comprehensive income (loss), which includes net loss, are displayed separately in the consolidated statements of shareholders’ equity.

The components of accumulated other comprehensive income, net of tax if applicable, are as follows:

	June 27, 2003	June 28, 2002
Unrealized loss on marketable securities	$(1)	$(12)
Foreign currency translation gain	2,433	558

Accumulated other comprehensive income	$2,432	$546

C-COR.net Corp.

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

The components of other comprehensive income (loss) and the related tax effects are as follows:

	Amount Before Tax	Income Tax Expense (Benefit)	Amount Net of Taxes
Fiscal year ended June 27, 2003:
Unrealized holding gain during the fiscal year	$18	$7	$11
Net foreign currency translation gain	1,875	—	1,875

Total other comprehensive income	$1,893	$7	$1,886

Fiscal year ended June 28, 2002:
Unrealized holding loss during the fiscal year	$(20)	$(9)	$(11)
Net foreign currency translation gain	949	261	688

Total other comprehensive income	$929	$252	$677

Fiscal year ended June 29, 2001:
Unrealized holding loss during the fiscal year	$(121)	$(48)	$(73)
Net foreign currency translation loss	(46)	(18)	(28)

Total other comprehensive loss	$(167)	$(66)	$(101)

L.    Stock Award Plans

The Company has an Incentive Plan (1998 Incentive Plan), which provides for several types of equity-based incentive compensation awards. In August 2002, the Board of Directors approved certain amendments to and restated the 1998 Incentive Plan, which were approved by shareholders on November 6, 2002. Awards, when made, may be in the form of stock options, restricted shares, performance shares and performance units. Stock options granted to employees and directors are at a price not less than 100% of the fair market value of such shares on the date of grant. Stock options granted to certain employees generally begin vesting in cumulative annual installments of 25% per year beginning one year after the date of grant. Options granted to non-employee directors are exercisable one year after grant.

During fiscal year 2003, the Company recorded compensation expense of $104, related to an equity-based compensation award contingent upon meeting certain performance objectives, that was awarded to an officer of the Company pursuant to the amended 1998 Incentive Plan. The stock option award will be earned based upon the achievement of certain performance criteria. There was no compensation expense recorded in fiscal years 2002 and 2001 related to equity-based incentive compensation awards. In fiscal year 2001, the Company reversed compensation expense of $197 that had originally been recorded during the previous fiscal year for performance units issued to certain officers of the Company during fiscal year 2000, because achievement of the performance criteria was no longer deemed to be probable.

The Company’s previous stock option plans provided for the grant of options to employees with an exercise price per share of at least the fair market value of such shares on the date prior to grant, and to directors with an exercise price equal to the fair market value on the date of grant. Stock options granted to certain employees vest in cumulative annual installments of either 20% or 25% per year beginning one year after the date of grant. Options granted to non-employee directors were exercisable one year after grant. Certain options held by the former Chairman were exercisable immediately.

C-COR.net Corp.

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

In connection with the acquisition of MobileForce, outstanding incentive and nonqualified stock options to acquire MobileForce common stock were converted into stock options to acquire the Company’s common stock. The incentive and nonqualified stock options expire upon the earlier of three months after the date of termination of employment or ten years from the date of grant. The options vested immediately upon assumption by the Company.

In connection with the acquisition of Worldbridge, outstanding incentive and nonqualified stock options to acquire Worldbridge common stock were converted into stock options to acquire the Company’s common stock. The incentive and nonqualified stock options expire upon the earlier of the date of termination of employment or ten years from the date of grant. The options vested immediately upon assumption by the Company.

In connection with the acquisition of Silicon Valley Communications, Inc. (SVCI), outstanding incentive and nonqualified stock options to acquire SVCI common stock were converted into stock options to acquire the Company’s common stock. Incentive stock options generally vest over four or five years, with 25% or 20% vesting after one year and the remainder monthly thereafter, and expire ten years from the date of grant. Nonqualified options are generally fully vested upon issuance and expire ten years from date of grant.

The per share weighted-average fair values of stock options granted during fiscal years 2003, 2002, and 2001 were $2.46, $6.24 and $5.37, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Fiscal year 2003 - expected dividend yield of 0%, risk-free interest rate of 2.65%, a volatility factor of 92.90% and a weighted-average expected life of approximately 4 years.

Fiscal year 2002 - expected dividend yield of 0%, risk-free interest rate of 4.12%, a volatility factor of 86.00% and a weighted-average expected life of approximately 4 years.

Fiscal year 2001 - expected dividend yield of 0%, risk-free interest rate of 4.89%, a volatility factor of 86.00% and a weighted-average expected life of approximately 4 years.

The fair value of stock options included in the pro forma amounts for fiscal years 2003, 2002 and 2001 is not necessarily indicative of future effects on net income (loss) and net income (loss) per share.

A summary of the status of the Company’s stock option plans as of June 27, 2003, June 28, 2002 and June 29, 2001, and changes during the years ended on those dates, is presented below:

	June 27, 2003		June 28, 2002		June 29, 2001
	Shares	Weighted-Avg. Exercise Price	Shares	Weighted-Avg. Exercise Price	Shares	Weighted-Avg. Exercise Price
Outstanding at beginning of year	6,528,854	$10.31	6,409,613	$9.96	4,590,965	$12.53
Granted	923,000	$3.71	1,528,650	$9.72	3,113,532	$6.92
Exercised	(220,190)	$2.06	(857,514)	$5.98	(344,542)	$5.17
Canceled	(851,583)	$10.49	(551,895)	$11.22	(950,342)	$14.14

Outstanding at end of year	6,380,081	$9.63	6,528,854	$10.31	6,409,613	$9.96

Options exercisable at end of year	3,573,264	$10.67	2,923,519	$9.99	2,590,835	$8.63

C-COR.net Corp.

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

The following table summarizes information about the Company’s outstanding stock options as of June 27, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 6/27/03	Weighted-Avg. Remaining Contractual Life (years)	Weighted-Avg. Exercise Price	Number Exercisable at 6/27/03	Weighted-Avg. Exercise Price
$ 0.50	5,806	4.1	$0.50	5,806	$0.50
$ 1.50	78,136	6.7	$1.50	78,136	$1.50
$ 3.00 to $ 4.25	955,350	6.6	$3.71	125,950	$3.86
$ 4.51 to $ 6.76	1,556,766	5.2	$6.09	1,005,866	$6.01
$ 6.81 to $ 9.90	1,368,413	5.2	$7.64	745,371	$7.62
$10.50 to $15.63	1,621,089	4.5	$11.88	1,025,317	$11.67
$16.06 to $22.94	637,296	4.7	$21.33	468,557	$21.58
$24.50 to $35.84	151,975	4.4	$31.17	114,324	$31.25
$38.31 to $39.94	5,250	4.7	$38.93	3,937	$38.93

	6,380,081	5.2	$9.63	3,573,264	$10.67

M.    Retirement Plans

The Company has retirement savings and profit sharing plans, which qualify under Section 401(k) of the Internal Revenue Code. Participation is available to all employees meeting minimum service requirements.

The Company has a deferred compensation plan that does not qualify under Section 401 of the Internal Revenue Code, which provides officers and key executives with the opportunity to participate in an unqualified deferred compensation plan. The total of net participant deferrals, which is reflected in other long-term liabilities, was $1,085 and $1,079 at June 27, 2003 and June 28, 2002, respectively.

The Company also has a deferred retirement salary plan, which is limited to certain officers. The Company has accrued the present value of the estimated future retirement benefit payments over the estimated service period from the date of the agreements. The accrued balance of this plan, included in other long-term liabilities, was $970 and $926 at June 27, 2003 and June 28, 2002, respectively.

Total expenses for these plans were $1,691, $1,476 and $1,559 for fiscal years 2003, 2002 and 2001, respectively.

N.    Other Income (Expense), Net

Other income (expense), net for fiscal years 2003, 2002 and 2001 was as follows:

	Fiscal Year Ended
	June 27, 2003	June 28, 2002	June 29, 2001
Provision (recovery) on note receivable	$800	$(1,300)	$—
Write-off of long-term investment	—	—	(3,501)
Other income (expense), net	105	(176)	40

	$905	$(1,476)	$(3,461)

C-COR.net Corp.

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

O.    Income Taxes

Total income tax expense (benefit) for fiscal years 2003, 2002 and 2001 was allocated as follows:

	Fiscal Year Ended
	June 27, 2003	June 28, 2002	June 29, 2001
Income (loss) from continuing operations	$47,017	$(23,152)	$(5,164)
Gain on disposal of discontinued operations	—	—	117
Shareholders’ equity, for unrealized holding gain (loss)	7	(9)	(48)
Shareholders’ equity, for net foreign currency translation gain (loss)	—	261	(18)
Shareholders’ equity, for tax benefit derived from exercise and sale of stock option shares	—	(1,292)	(2,207)

	$47,024	$(24,192)	$(7,320)

Income tax expense (benefit) attributable to continuing operations consisted of the following components:

	Fiscal Year Ended
	June 27, 2003	June 28, 2002	June 29, 2001
Current:
Federal	$—	$(9,980)	$(162)
State	—	—	102
Foreign	1,675	101	150

	1,675	(9,879)	90

Deferred:
Federal	36,979	(12,099)	(4,367)
State	7,841	(4,623)	(887)
Foreign	522	3,449	—

	45,342	(13,273)	(5,254)

	$47,017	$(23,152)	$(5,164)

The following table reconciles income tax expense (benefit) from continuing operations as reflected in the consolidated statement of operations with the amount calculated at the U.S. federal income tax rate of 35 percent:

	Fiscal Year Ended
	June 27, 2003	June 28, 2002	June 29, 2001
Income tax benefit computed at 35%	$(32,400)	$(22,777)	$(4,547)
State income taxes, net of federal tax	(3,750)	(4,109)	(820)
Tax effect of foreign income and losses	498	81	(144)
Tax effect of export incentives	—	(59)	(381)
Increase in the valuation allowance for deferred tax assets	82,164	2,934	1,321
Research tax credit	—	(195)	(400)
Other, net	505	973	(193)

	$47,017	$(23,152)	$(5,164)

C-COR.net Corp.

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 27, 2003 and June 28, 2002 are presented below:

	June 27, 2003	June 28, 2002
Gross deferred tax assets:
Accounts receivable, principally due to allowance for doubtful accounts	$1,363	$1,235
Inventories, principally due to accrual for obsolescence	16,403	4,860
Compensated absences, principally due to accrual for financial reporting purposes	1,293	1,957
Workers’ compensation expense accrual for financial reporting purposes	160	397
Warranty expense accrual for financial reporting purposes	5,311	2,282
Employee benefit plan accrual for financial reporting purposes	518	413
Deferred research and development for tax purposes	136	486
Investment impairment for financial reporting purposes	1,225	1,225
Net operating loss carryforwards	38,168	21,705
Alternative minimum tax credit carryforwards	374	374
Research tax credit carryforwards	1,995	1,995
Intangible assets, principally due to differences in amortization	15,045	8,052
Restructuring expense accrual for financial reporting purposes	3,056	1,186
Other	6,256	2,105

Total gross deferred tax assets	91,303	48,272
Less valuation allowance	(89,146)	(6,982)

Net total deferred tax assets	2,157	41,290

Gross deferred tax liabilities
Plant and equipment, principally due to differences in depreciation	(1,017)	(866)
Unrealized gain on foreign exchange contract for financial reporting purposes	—	(645)
Other	(1,161)	(515)

Total gross deferred tax liabilities	(2,178)	(2,026)

Net deferred tax assets	$(21)	$39,264

Reflected in consolidated balance sheets as:
Current deferred tax assets (liabilities)	$(528)	$18,715
Non-current deferred tax assets	507	20,549

Net deferred tax assets (liabilities)	$(21)	$39,264

The valuation allowance for deferred tax assets as of the beginning of fiscal year 2003 and 2002 was $6,982 and $4,048, respectively. The net change in valuation allowance for the years ended June 27, 2003 and June 28, 2002 was an increase of $82,164 and $2,934, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

C-COR.net Corp.

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

As a result of the cumulative losses over the past three years, management concluded during fiscal year 2003 that a valuation allowance against net deferred tax assets was appropriate. As of June 27, 2003, a full valuation allowance on the net deferred tax assets has been recorded, with the exception of certain net deferred tax assets in specific foreign jurisdictions. In addition, the Company expects to provide a valuation allowance on any future tax benefits until the Company can sustain a level of profitability that demonstrates its ability to utilize these assets.

Subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets as of June 27, 2003 will be allocated as follows:

Income tax benefit that would be reported in the consolidated statement of operations	$87,228
Additional paid-in capital	1,918

Total	$89,146

At June 27, 2003, the Company had federal net operating loss carryforwards of approximately $69,874, state net operating loss carryforwards of approximately $124,306 and foreign net operating losses of approximately $20,185 which are available to offset future federal, state and foreign taxable income, and expire at various dates through fiscal year 2023. In addition, at June 27, 2003, the Company has research and development credit carryovers for federal and state income tax purposes of approximately $1,731 and $264, respectively. The federal credit carryforwards expire through 2022, and the state carryforwards can be carried forward indefinitely. The Company also has a federal alternative minimum tax credit of $374 at June 27, 2003, which has an indefinite carryforward period.

The Company has not recognized a deferred tax liability for the basis differences and the undistributed earnings related to its foreign subsidiaries since the earnings are permanently reinvested. Undistributed earnings were approximately $4,600 at June 27, 2003.

Cash paid (recovered) for income taxes was $(9,728), $(217) and $7,655 in fiscal years 2003, 2002 and 2001, respectively.

P.    Concentration of Credit Risk

Financial instruments which subject the Company to concentrations of credit risk consist primarily of accounts receivable. The Company’s accounts receivable are derived primarily from sales to cable operators, broadcasters, and other network operators and distributors. The Company performs periodic credit evaluations of its customers’ financial conditions and generally does not require collateral. Receivables are generally due within 30 days. Credit losses are provided for in the consolidated financial statements. On June 25, 2002, Adelphia Communications (Adelphia) and affiliates, a major cable operator and customer of the Company, filed a petition for protection under the federal bankruptcy statutes. As of June 28, 2002, the Company recorded a charge-off to bad debts of $44,938 due to management’s assessment of the recoverability of accounts receivables from Adelphia and affiliates. Adelphia was the Company’s largest customer in fiscal year 2002.

Sales to two customers were $38,348 (19%) and $33,404 (17%), respectively, in fiscal year 2003. Sales to three customers were $78,508 (30%), $28,563 (11%) and $27,222 (10%), respectively, in fiscal year 2002. Sales to

C-COR.net Corp.

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

four customers were $38,769 (17%), $34,168 (15%), $33,125 (15%) and $27,353 (12%), respectively, in fiscal year 2001. All of these principal customers purchase both products and services. No other customers represented greater than 10% of sales in fiscal years 2003, 2002 or 2001.

Q.    Commitments and Contingencies

The Company leases real property and other equipment under operating leases. Certain leases are renewable and provide for the payment of real estate taxes and other occupancy expenses. At June 27, 2003, the future minimum lease payments for noncancelable leases with remaining lease terms in excess of one year were as follows:

Fiscal year ending:
2004	$3,209
2005	2,486
2006	969
2007	241
2008	9
Thereafter	1

Rent expense relating to continuing operations was $5,280, $3,656 and $5,460 for fiscal years 2003, 2002 and 2001, respectively.

R.    Guarantees

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

As of June 27, 2003, the Company did not have any outstanding guarantees, except for product warranties. The Company warrants its products against defects in materials and workmanship, generally for two-to-five years, depending upon product lines and geographic regions. A provision for estimated future costs related to warranty activities is recorded when the product is shipped, based upon historical experience of known product failure rates and historical costs incurred in correcting product failures. In addition, from time to time, the recorded amount is adjusted for specifically identified warranty exposures if unforeseen technical problems arise.

Changes in the Company’s warranty liability during fiscal years 2003 and 2002 were as follows:

	June 27, 2003	June 28, 2002
Balance as of beginning of the period	$10,762	$3,685
Warranties issued during the period	2,724	2,025
Fair value of warranty liabilities acquired in acquisitions	7,499	9,736
Settlements made during the period	(4,340)	(4,684)
Changes in the liability for pre-existing warranties	(2,528)	—

Balance as of end of the period	$14,117	$10,762

C-COR.net Corp.

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

S.    Quarterly Results of Operations (Unaudited)

The quarterly results of operations for fiscal years 2003 and 2002, and significant incremental and/or unusual charges (recoveries) during those quarters, were as follows:

	First Quarter(1)	Second Quarter(2)	Third Quarter(3)	Fourth Quarter(4)	Total
Fiscal Year 2003
Net sales	$44,635	$53,974	$50,100	$51,953	$200,662
Gross profit	10,209	12,584	(6,203)	15,348	31,938
Net loss	(7,258)	(4,708)	(114,641)	(12,982)	(139,589)

Net loss per share—basic and diluted:
Net loss	$(0.20)	$(0.13)	$(3.15)	$(0.36)	$(3.84)

(1)	Included in the results of operations for the first quarter of fiscal year 2003 was $211 of restructuring charges, a $1,560 charge for acquired in-process technology, a $1,612 charge related to a fair value adjustment of a foreign exchange contract, and an $800 recovery on a note receivable.
(2)	Included in the results of operations for the second quarter of fiscal year 2003 was a $926 obsolete inventory charge related to product rationalization resulting from the integration of an acquisition, and a $675 recovery on accounts receivable.
(3)	Included in the results of operations for the third quarter of fiscal year 2003 was an $18,109 excess and obsolete inventory charge resulting from product rationalization and a decline in market conditions, a $264 recovery on accounts receivable, a $200 restructuring charge, a $760 gain on adjustment to acquired in-process technology charge, a $40,022 goodwill impairment charge related to the Broadband Communications Products reporting unit, and a $46,890 charge to establish a full valuation allowance on net deferred tax assets.
(4)	Included in the results of operations for the fourth quarter of fiscal year 2003 was a $590 excess and obsolete inventory charge resulting from product rationalization and a decline in market conditions, a $469 recovery on accounts receivable, a $62 restructuring charge, a $1,421 gain on settlement of warranty charges, a $6,029 incremental goodwill impairment charge related to the Broadband Communications Products reporting unit, and a $4,438 incremental charge to establish a valuation allowance on net deferred tax assets.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(1)	Total
Fiscal Year 2002
Net sales	$52,025	$67,171	$77,230	$69,225	$265,651
Gross profit	13,584	20,514	22,695	21,324	78,117
Net income (loss)	(5,371)	497	109	(37,159)	(41,924)

Net income (loss) per share—basic:
Net income (loss)	$(0.17)	$0.02	$0.00	$(1.02)	$(1.24)

Net income (loss) per share—diluted:
Net income (loss)	$(0.17)	$0.01	$0.00	$(1.02)	$(1.24)

(1)	Included in the results of operations for the fourth quarter of fiscal year 2002 was a charge-off to bad debts of $44,938 related to Adelphia and affiliates, an impairment charge of $13,642 for goodwill and other intangibles related to MobileForce, an in-process research and development charge of $870 related to the acquisition of ADC, asset impairments and a foreign currency loss related to the Argentina operation of $1,427, and a gain related to a foreign exchange forward contract of $1,612.

C-COR.net Corp.

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

T.    Segment Information

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

The following costs and asset categories are not allocated to segments, and are reflected in the table as “unallocated items”:

•	Corporate selling, general and administrative expenses, certain quality assurance costs, and technology oversight functions

•	Merger and restructuring costs

•	Goodwill and other intangible asset impairment charges

•	Goodwill amortization resulting from acquisitions

•	Income tax expense (benefit)

•	Identifiable assets of cash and cash equivalents, marketable securities and other short-term investments, goodwill, assets associated with discontinued operations, and certain other long-term corporate assets.

C-COR.net Corp.

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

Information about industry segments for fiscal years 2003, 2002 and 2001 is as follows:

	Broadband Communications Products	Broadband Network Services	Broadband Management Solutions	Unallocated Items	Total
Year ended June 27, 2003
Net sales	$172,750	$23,377	$4,535	$—	$200,662
Depreciation and amortization	10,443	737	579	1,642	13,401
Operating loss	(18,664)	(791)	(7,939)	(65,962)	(93,356)
Income tax expense				47,017	47,017
Identifiable assets at June 27, 2003	88,717	22,497	2,834	28,797	142,845
Capital expenditures	2,499	186	425	1,046	4,156
Year ended June 28, 2002
Net sales	$224,331	$38,070	$3,250	$—	$265,651
Depreciation and amortization	7,810	919	6,347	2,604	17,680
Operating loss	(8,469)	(3,035)	(19,142)	(37,093)	(67,739)
Income tax benefit				(23,152)	(23,152)
Identifiable assets at June 28, 2002	139,596	19,097	12,605	99,525	270,823
Capital expenditures	762	1,272	183	5,773	7,990
Year ended June 29, 2001
Net sales	$181,873	$38,755	$2,667	$—	$223,295
Depreciation and amortization	5,939	839	2,100	1,246	10,124
Operating income (loss)	15,203	4,130	(8,329)	(27,854)	(16,850)
Income tax benefit				(5,164)	(5,164)
Identifiable assets at June 29, 2001	93,136	23,141	28,285	94,143	238,705
Capital expenditures	2,452	352	660	174	3,638

The Company and its subsidiaries operate in various geographic areas. The table below presents the Company’s continuing operations in the following geographic areas:

	Year Ended
	June 27, 2003	June 28, 2002	June 29, 2001
Sales:
United States	$144,821	$232,053	$194,720
Europe	28,649	10,885	6,614
Asia	19,104	7,286	7,913
Canada	5,370	11,065	13,445
Latin America	2,718	4,362	603

Total	$200,662	$265,651	$223,295

Property, Plant and Equipment:
United States	$23,072	$23,467	$21,564
Europe	786	747	42
Other	560	487	3

Total	$24,418	$24,701	$21,609

C-COR.net Corp.

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

U.    Litigation

Certain former security holders and employees of Convergence, a company that was acquired in fiscal year 2000, filed claims against the Company in March 2001 alleging violations of state securities laws and certain other state law claims under a stock option plan. The complaint alleges that the damages suffered by the individuals approximate $2,130, which is based on the amount of stock options multiplied by the highest price of the Company’s common stock since the acquisition, and does not take into account the exercise price, which the plaintiffs would have had to pay to the Company if the options were exercised. The complaint also asserts claims for treble damages, an undetermined amount of punitive damages and reimbursement of attorneys’ fees. The Company believes it has defenses to these claims and is contesting them vigorously; however, it cannot be sure that it will be successful in defending these claims.

From time to time the Company is also a party to litigation and claims that arise in the ordinary course of business. In the opinion of management, the ultimate resolution of these matters will not have a material effect on the Company’s business, its financial position or its results of operations.

Management’s Responsibility for Financial Reporting

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

The Audit Committee of the Board of Directors is responsible for reviewing and evaluating the overall performance of C-COR’s financial reporting and accounting practices. The Committee meets periodically and independently with management, our internal auditor, and KPMG LLP to discuss the Company’s internal accounting controls, auditing and financial matters. The internal auditor and independent public accountants have unrestricted access to the Audit Committee.

We believe that the consolidated financial statements and related notes in this report are presented fairly in all material respects, and that they were prepared according to accounting principles generally accepted in the United States.

C-COR.net Corp.

William T. Hanelly

Chief Financial Officer,

Secretary and Treasurer

September 12, 2003

Item 9.    Changes and Disagreements on Accounting and Financial Disclosure

None

Item 9 (a).    Controls and Procedures

(a)  Evaluation of disclosure controls and procedures

Our chief executive officer and our chief financial officer, after evaluating our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and

15d-15(e) as of June 27, 2003, have concluded that as of June 27, 2003, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

(b)  Changes in Internal Controls

Subsequent to June 27, 2003, there were no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures, nor were there any significant deficiencies or material weaknesses in our internal controls. As a result, no corrective actions were required or undertaken.

The Company has made enhancements to its control environment, as a result of its recently implemented Enterprise Resource Planning (ERP) system and acquisitions, and will continue to do so on an ongoing basis.

PART III

Item 10.    Directors and Executive Officers of the Registrant

The information with respect to Directors required by this item will subsequently be incorporated in the Registrant’s Proxy Statement expected to be dated on or about September 15, 2003.

The information with respect to Executive Officers required by this item is set forth in Part I of this report.

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended June 27, 2003, its officers, directors and ten-percent shareholders complied with all applicable Section 16(a) filing requirements, with the exception of those filings listed in the Registrant’s Proxy Statement expected to be dated on or about September 15, 2003.

Code of Ethics

The Company adopted a Code of Ethics for Senior Operational and Financial Leadership (the “Code”) on April 15, 2003. The provisions of Code apply to: (i) the Company’s Chief Executive Officer, Chief Financial Officer, and Controller, and (ii) other persons performing senior operational and financial leadership functions throughout the Company.

The term code of ethics means written standards that are reasonably designed to deter wrongdoing and to promote:

1.	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

2.	Full, fair, accurate, timely, and understandable disclosure in reports and documents that a registrant files;

3.	Compliance with applicable governmental laws, rules, and regulations;

4.	The prompt internal reporting of violations of the Code to an appropriate person or persons identified in the Code; and

5.	Accountability for adherence to the Code.

The Code is posted on the Company’s website at http://www.c-cor.net. If an individual does not have access to the Internet, they may request a copy, without charge, from:

C-COR.net Corp.

Director of Investor Relations

60 Decibel Road

State College, PA 16801

Item 11.    Executive Compensation

The information with respect to Directors required by this item will subsequently be incorporated in the Registrant’s Proxy Statement expected to be dated on or about September 15, 2003.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information with respect to Directors required by this item will be subsequently incorporated in the Registrant’s Proxy Statement expected to be dated on or about September 15, 2003.

Item 13.    Certain Relationships and Related Transactions

None

Item 14.    Principal Accountant Fees and Services

The information with respect to principal accountant fees and services required by this item will be subsequently incorporated in the Registrant’s Proxy Statement expected to be dated on or about September 15, 2003.

PART IV

Item 15.    Exhibits, Financial Statements and Reports on Form 8-K

(a)  The following documents are filed as part of this report:

(1)  The following financial statements are included in Item 8 of this report:

Independent Auditors’ Report

Consolidated Balance Sheets as of June 27, 2003 and of June 28, 2002

Consolidated Statements of Operations for the Fiscal Years Ended June 27, 2003, June 28, 2002 and June 29, 2001

Consolidated Statements of Cash Flows for the Fiscal Years Ended June 27, 2003, June 28, 2002 and June 29, 2001

Consolidated Statements of Shareholders’ Equity for the Fiscal Years Ended June 27, 2003, June 28, 2002 and June 29, 2001

Notes to Consolidated Financial Statements

(2)  Schedule II—Valuation and Qualifying Accounts

Report of KPMG LLP (See Exhibit 23)

Schedules, other than the one listed above, have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(3)  Exhibits*

Number	Description of Documents

(2)(a)	Acquisition Agreement dated as of July 8, 2002, by and among the Registrant, and Koninklijke Philips Electronics N.V., Philips Electronics North America Corporation, Philips Broadband Networks, Inc. (incorporated by reference to the Registrant’s 8-k dated September 16, 2002, and filed on September 25, 2002, File No. 0-10726).

(2)(b)	Amendment No. 1 to Acquisition Agreement dated as of September 15, 2002, by and among the Registrant, and Koninklijke Philips Electronics N.V., Philips Electronics North America Corporation, Philips Broadband Networks, Inc. (incorporated by reference to the Registrant’s 8-k dated September 16, 2002, and filed on September 25, 2002, File No. 0-10726)

(2)(c)	Acquisition Agreement dated as of July 9, 2001, by and among C-COR.net Corp., C-COR Europe Holding, B.V., Broadband Capital Corp., Broadband Royalty Corp. and ADC Telecommunications, Inc., ADC Broadband Communications, Inc., ADC International Holding Company, ADC Phasor Electronics GMBH, and ADC Argentina, S.R.L. (incorporated by reference to the Registrant’s 8-K dated August 4, 2001, and filed on August 20, 2001, File No. 0-10726).

(2)(d)	Amendment No. 1 to Acquisition Agreement dated as of August 4, 2001, by and among the Registrant, C-COR Europe Holding, B.V., Broadband Capital Corp., Broadband Royalty Corp. and ADC Telecommunications, Inc., ADC Broadband Communications, Inc., ADC International Holding Company, ADC Phasor Electronics GMBH, and ADC Argentina, S.R.L. (incorporated by reference to the Registrant’s 8-K dated August 4, 2001 and filed on August 20, 2001, File No. 0-10726).

(3)(a)	Amended and Restated Articles of Incorporation of Registrant (the “Articles of Incorporation”) filed with the Secretary of State of the Commonwealth of Pennsylvania on February 19, 1981 (incorporated by reference to Exhibit (3)(a) to Registrant’s Form 10-Q for the quarter ended December 24, 1999, Securities and Exchange Commission File No. 0-10726).

(3)(b)	Amendment to the Articles of Incorporation of Registrant filed with the Secretary of State of the Commonwealth of Pennsylvania on November 14, 1986 (incorporated by reference to Exhibit (3)(b) to Registrant’s Form 10-Q for the quarter ended December 24, 1999, Securities and Exchange Commission File No. 0-10726).

(3)(c)	Amendment to the Articles of Incorporation filed with the Secretary of State of the Commonwealth of Pennsylvania on September 21, 1995 (incorporated by reference to Exhibit (3)(c) to Registrant’s Form 10-Q for the quarter ended December 24, 1999, Securities and Exchange Commission File No. 0-10726).

(3)(d)	Amendment to the Articles of Incorporation filed with the Secretary of State of the Commonwealth of Pennsylvania on July 9, 1999 (incorporated by reference to Exhibit (3)(d) to Registrant’s Form 10-Q for the quarter ended December 24, 1999, Securities and Exchange Commission File No. 0-10726).

(3)(e)	Statement with Respect to Shares of Series A Junior Participating Preferred Stock filed with the Secretary of State of the Commonwealth of Pennsylvania on August 30, 1999 (incorporated by reference to Exhibit (3)(e) to Registrant’s Form 10-Q for the quarter ended December 24, 1999, Securities and Exchange Commission File No. 0-10726).

(3)(f)	Amendment to the Articles of Incorporation filed with the Secretary of State of the Commonwealth of Pennsylvania on October 20, 1999 (incorporated by reference to Exhibit (3)(f) to Registrant’s Form 10-Q for the quarter ended December 24, 1999, Securities and Exchange Commission File No. 0-10726).

Number	Description of Documents

(3)(g)	Amendment to Articles of Incorporation filed with the Secretary of State of the Commonwealth of Pennsylvania on December 22, 1999 (incorporated by reference to Exhibit (3)(g) to Registrant’s Form 10-Q for the quarter ended December 24, 1999, Securities and Exchange Commission File No. 0-10726).

(3)(h)	Bylaws of Registrant, as amended through September 22, 2000 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended September 29, 2000, Securities and Exchange Commission File No. 0-10726).

(4)(a)	Specimen of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Form S-8 Registration Statement, File No. 333-49826).

(4)(b)	Rights Agreement, dated as of August 17, 1999, between C-COR.net Corp. and American Stock Transfer and Trust Co., as Rights Agent, including the Form of Statement with Respect to Shares as Exhibit A, the Form of Right Certificate as Exhibit B and the Summary of Rights as Exhibit C (incorporated by Reference to Registrant’s 8-K filed on August 30, 1999).

(10)(a)	1989 Non-Employee Directors’ Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 28 to Form S-8 Registration Statement, File No. 33-35208).

(10)(b)	Indemnification Agreement dated February 3, 1992, between the Registrant and Gerhard B. Nederlof (incorporated by reference to Exhibit (10)(gg) to the Registrant’s Form 10-K for the year ended June 26, 1992, Securities and Exchange Commission File No. 0-10726).

(10)(c)	Supplemental Retirement Plan Participation Agreement dated April 20, 1993, between the Registrant and Gerhard B. Nederlof (incorporated by reference to Exhibit (10)(bb) to the Registrant’s Form 10-K for the year ended June 25, 1993, Securities and Exchange Commission File No. 0-10726).

(10)(d)	Indemnification Agreement dated August 22, 1994, between the Registrant and David J. Eng (incorporated by reference to Exhibit (10)(pp) to the Registrant’s Form 10-K for the year ended June 24, 1994, Securities and Exchange Commission File No. 0-10726).

(10)(e)	Supplemental Retirement Plan Participation Agreement dated August 22, 1994, between the Registrant and David J. Eng (incorporated by reference to Exhibit (10)(qq) to the Registrant’s Form 10-K for the year ended June 24, 1994, Securities and Exchange Commission File No. 0-10726).

(10)(f)	Registrant’s Retirement Savings and Profit Sharing Plan as Amended July 1, 1989, and including amendments through April 19, 1994 (incorporated by reference to Exhibit 99.B14 to Form S-8 Registration Statement, File No. 333-02505).

(10)(g)	Registrant’s Supplemental Executive Retirement Plan effective May 1, 1996 (incorporated by reference to Exhibit (10)(ff) to the Registrant’s Form 10-K for the year ended June 28, 1996, Securities and Exchange Commission File No. 0-10726).

(10)(h)(i)	1988 Stock Option Plan (incorporated by reference to Exhibit (10)(kk)(i) to the Registrant’s Form 10-K for the year ended June 28, 1996, Securities and Exchange Commission File No. 0-10726).

(10)(h)(ii)	Amendment to 1988 Stock Option Plan (incorporated by reference to Exhibit (10)(kk)(ii) to the Registrant’s Form 10-K for the year ended June 28, 1996, Securities and Exchange Commission File No. 0-10726).

(10)(i)(i)	1992 Stock Purchase Plan (incorporated by reference to Exhibit (10)(ll)(i) to the Registrant’s Form 10-K for the year ended June 28, 1996, Securities and Exchange Commission File No. 0-10726).

(10)(i)(ii)	Amendment to 1992 Stock Purchase Plan (incorporated by reference to Exhibit (10)(ll)(ii) to the Registrant’s Form 10-K for the year ended June 28, 1996, Securities and Exchange Commission File No. 0-10726).

Number	Description of Documents

(10)(j)	Amended and Restated Employment Agreement dated July 30, 1997, between the Registrant and Gerhard B. Nederlof (incorporated by reference to Exhibit (10)(oo) to the Registrant’s Form 10-K for the year ended June 27, 1997, Securities and Exchange Commission File No. 0-10726).

(10)(k)	Amendment to Employment Agreement dated January 18, 2000, between the Registrant and Gerhard B. Nederlof (incorporated by reference to Exhibit (10)(r) to the Registrant’s Form 10-K for the year ended June 30, 2000, Securities and Exchange Commission File No. 0-10726).

(10)(l)	C-COR.net Incentive Plan (incorporated by reference to Registrant’s Definitive Proxy Statement filed September 15, 2000, Securities and Exchange Commission File No. 0-10726).

(10)(m)	Supplemental Retirement Plan Participation Agreement dated November 9, 1998, between the Registrant and Mary G. Beahm (incorporated by reference to Exhibit (10)(ii) to the Registrant’s Form 10-K for the year ended June 25, 1999, Securities and Exchange Commission File No. 0-10726).

(10)(n)	Indemnification Agreement dated November 9, 1998, between the Registrant and Mary G. Beahm (incorporated by reference to Exhibit (10)(kk) to the Registrant’s Form 10-K for the year ended June 25, 1999, Securities and Exchange Commission File No. 0-10726).

(10)(o)	Supplemental Retirement Plan Participation Agreement dated October 19, 1998, between the Registrant and William T. Hanelly (incorporated by reference to Exhibit (10)(ll) to the Registrant’s Form 10-K for the year ended June 25, 1999, Securities and Exchange Commission File No. 0-10726).

(10)(p)	Indemnification Agreement dated October 19, 1998, between the Registrant and William T. Hanelly (incorporated by reference to Exhibit (10)(nn) to the Registrant’s Form 10-K for the year ended June 25, 1999, Securities and Exchange Commission File No. 0-10726).

(10)(q)	Amended and Restated Employment Agreement dated September 14, 1999, between the Registrant and David A. Woodle (incorporated by reference to Exhibit (10)(qq) to the Registrant’s Form 10-K for the year ended June 25, 1999, Securities and Exchange Commission File No. 0-10726).

(10)(r)	Amendment to Employment Agreement dated January 18, 2000, between the Registrant and David A. Woodle (incorporated by reference to Exhibit (10)(aa) to the Registrant’s Form 10-K for the year ended June 30, 2000, Securities and Exchange Commission File No. 0-10726).

(10)(s)	Form of Change of Control Agreement (Registrant entered into six of such agreements with Douglas W. Engerman, Ken Wright, William T. Hanelly, Mary G. Beahm, David J. Eng and Gerhard B. Nederlof respectively) (incorporated by reference to Exhibit (10)(bb) to the Registrant’s Form 10-K for the year ended June 30, 2000, Securities and Exchange Commission File No. 0-10726).

(10)(t)	Fiscal Year 2001 Profit Incentive Plan (PIP) (incorporated by reference to Exhibit (10)(cc) to the Registrant’s Form 10-K for the year ended June 30, 2000, Securities and Exchange Commission File No. 0-10726).

(10)(u)	Fiscal year 2001/2002 Incentive and Retention Plan (IRP) (incorporated by reference to Exhibit (10)(z) to the Registrant’s Form 10-K for the year ended June 29, 2001, Securities and Exchange Commission File No. 0-10726).

(10)(v)	Employment Agreement dated February 18, 2000, between Worldbridge Broadband Services, Inc. and Paul Janson (incorporated by reference to Exhibit (10)(aa) to the Registrant’s Form 10-K for the year ended June 29, 2001, Securities and Exchange Commission File No. 0-10726).

(10)(w)	Second Amended and Restated Employment Agreement dated June 18, 2002, between the Registrant and David A. Woodle (incorporated by reference to Exhibit (10)(ee) to the Registrant’s Form 10-K for the year ended June 28, 2002, Securities and Exchange Commission File No. 0-10726).

Number	Description of Documents

(10)(x)	Amended and Restated Change of Control Agreement dated June 18, 2002, between the Registrant and David A. Woodle (incorporated by reference to Exhibit (10)(ff) to the Registrant’s Form 10-K for the year ended June 28, 2002, Securities and Exchange Commission File No. 0-10726).

(10)(y)	Financing Agreement dated November 7, 2002 by and among The CIT Group/Business Credit, Inc., C-COR.net Corp., Broadband Capital Corporation, Broadband Royalty Corporation, Broadband Management Solutions, LLC and Broadband Network Services, Inc. (incorporated by reference to the Registrant’s 10-Q dated September 27, 2002, and filed on November 12, 2002, File No. 0-10726).

(10)(z)	First Amendment to Amended and Restated Change of Control Agreement, dated November 13, 2002, between the Registrant and William T. Hanelly. (incorporated by reference to the Registrant’s 10-Q dated December 27, 2002, and filed on February 10, 2003, File No. 0-10726).

(10)(aa)	First Amendment to Amended and Restated Change of Control Agreement, dated November 13, 2002, between the Registrant and David A. Woodle. (incorporated by reference to the Registrant’s 10-Q dated December 27, 2002, and filed on February 10, 2003, File No. 0-10726).

(10)(bb)	Third Amended and Restated Employment Agreement dated June 15, 2003, between the Registrant and David A. Woodle.

(10)(cc)	Fiscal Year 2004 Profit Incentive Plan (PIP) - Employees

(10)(dd)	Fiscal Year 2004 Profit Incentive Plan (PIP) - Executive Management

(14)	Code of Ethics

(21)	Subsidiaries of the Registrant.

(23)	Independent Auditors’ Report and Consent.

(31)(1)	Rule 13a-14(a) and 15d-14(a) Certification of Chief Executive Officer

(31)(2)	Rule 13a-14(a) and 15d-14(a) Certification of Chief Financial Officer

(32)(1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32)(2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	All exhibits listed herein and not otherwise incorporated by reference to reports or registration statements of the Registrant were filed with the Registrant’s report on Form 10-K for the fiscal ended June 27, 2003. Such exhibits are incorporated herein by reference and made a part hereof.

(b)  Reports on Form 8-K filed in the fourth quarter of fiscal year 2003:

On April 24, 2003, the Registrant filed a Form 8-K dated April 24, 2003, to attach a press release announcing the Registrant’s financial results for the third quarter of fiscal year 2003.

(c)  Exhibits: See (a) (3) above.

Number	Description of Documents

(10)(z)	First Amendment to Amended and Restated Change of Control Agreement, dated November 13, 2002, between the Registrant and William T. Hanelly. (incorporated by reference to the Registrant’s 10-Q dated December 27, 2002, and filed on February 10, 2003, File No. 0-10726).

(10)(aa)	First Amendment to Amended and Restated Change of Control Agreement, dated November 13, 2002, between the Registrant and David A. Woodle. (incorporated by reference to the Registrant’s 10-Q dated December 27, 2002, and filed on February 10, 2003, File No. 0-10726).

(10)(bb)	Third Amended and Restated Employment Agreement dated June 15, 2003, between the Registrant and David A. Woodle.

(10)(cc)	Fiscal Year 2004 Profit Incentive Plan (PIP) - Employees

(10)(dd)	Fiscal Year 2004 Profit Incentive Plan (PIP) - Executive Management

(14)	Code of Ethics

(21)	Subsidiaries of the Registrant.

(23)	Independent Auditors’ Report and Consent.

(31)(1)	Rule 13a-14(a) and 15d-14(a) Certification of Chief Executive Officer

(31)(2)	Rule 13a-14(a) and 15d-14(a) Certification of Chief Financial Officer

(32)(1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32)(2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	All exhibits listed herein and not otherwise incorporated by reference to reports or registration statements of the Registrant were filed with the Registrant’s report on Form 10-K for the fiscal ended June 27, 2003. Such exhibits are incorporated herein by reference and made a part hereof.

(b)  Reports on Form 8-K filed in the fourth quarter of fiscal year 2003:

On April 24, 2003, the Registrant filed a Form 8-K dated April 24, 2003, to attach a press release announcing the Registrant’s financial results for the third quarter of fiscal year 2003.

(c)  Exhibits: See (a) (3) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

C-COR.net Corp. (Registrant)

/s/ DAVID A. WOODLE
Chief Executive Officer (principal executive officer)

September 12, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 12 day of September 2003.

/s/ DAVID A. WOODLE Director, Chairman	/s/ DONALD M. COOK, JR. Director

/s/ MICHAEL J. FARRELL Director	/s/ JOHN J. OMLOR Director

/s/ RODNEY M. ROYSE Director	/s/ JAMES E. CARNES Director

/s/ I.N. RENDALL HARPER, JR. Director	/s/ JAMES J. TIETJEN Director

/s/ JOSEPH E. ZAVACKY Controller and Assistant Secretary (principal accounting officer)	/s/ WILLIAM T. HANELLY Chief Financial Officer, Secretary and Treasurer (principal financial officer)

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

COL. A	COL. B	COL. C
		ADDITIONS
DESCRIPTION	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts-Describe
Year ended June 27, 2003
Reserves deducted from assets to which they apply:
Allowance for Doubtful Accounts	$3,428,000	$(125,000)	$750,000	(4)
Allowance for Notes Receivable	1,300,000	(800,000)	—

	$4,728,000	$(925,000)	$750,000

Reserves not deducted from assets:
Workers’ Compensation Self-insurance	$994,000	$(417,000)	$—

Year ended June 28, 2002
Reserves deducted from assets to which they apply:
Allowance for Doubtful Accounts	$1,565,000	$2,152,000	$—
Allowance for Notes Receivable	—	1,300,000	—

	$1,565,000	$3,452,000	$—

Reserves not deducted from assets:
Workers’ Compensation Self-insurance	$1,178,000	$23,000	$—

Year ended June 29, 2001
Reserves deducted from assets to which they apply:
Allowance for Doubtful Accounts	$1,148,000	$852,000	$—

Reserves not deducted from assets:
Product Warranty Reserve—Continuing Operations	$2,232,000	$2,667,000	$—
Product Warranty Reserve—Discontinued Operations	150,000	27,000	—
Workers’ Compensation Self-insurance	1,577,000	(156,000)	—

	$3,959,000	$2,538,000	$—

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

COL. A	COL. D		COL. E
DESCRIPTION	Deductions-Describe		Balance at End of Period
Year ended June 27, 2003
Reserves deducted from assets to which they apply:
Allowance for Doubtful Accounts	$(10,000	)(1)	$4,063,000
Allowance for Notes Receivable	500,000		—

	$490,000		$4,063,000

Reserves not deducted from assets:
Workers’ Compensation Self-insurance	$177,000	(3)	$400,000

Year ended June 28, 2002
Reserves deducted from assets to which they apply:
Allowance for Doubtful Accounts	$289,000	(1)	$3,428,000
Allowance for Notes Receivable	—		1,300,000

	$289,000		$4,728,000

Reserves not deducted from assets:
Workers’ Compensation Self-insurance	$207,000	(3)	$994,000

Year ended June 29, 2001
Reserves deducted from assets to which they apply:
Allowance for Doubtful Accounts	$435,000	(1)	$1,565,000

Reserves not deducted from assets:
Product Warranty Reserve—Continuing Operations	$1,289,000	(2)	$3,610,000
Product Warranty Reserve—Discontinued Operations	102,000	(2)	75,000
Workers’ Compensation Self-insurance	243,000	(3)	1,178,000

	$1,634,000		$4,863,000

(1)	Uncollectible accounts written off, net of recoveries and foreign exchange translation effects.
(2)	Warranty claims honored during year.
(3)	Workers compensation claims paid.
(4)	Allowance related to acquired operations.

Note: Unless otherwise indicated, reserves relate to continuing operations.