Form 10-Q
period 2003-09-26
C COR NET CORP
filed 2003-11-07
CIK 350621

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the thirteen-week period ended: September 26, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.05 Par Value - 36,576,796 shares as of October 22, 2003.

C-COR.net Corp.

Independent Accountants’ Review Report

The Board of Directors and Shareholders

C-COR.net Corp.:

We have reviewed the condensed consolidated balance sheet of C-COR.net Corp. and subsidiaries as of September 26, 2003, and the related condensed consolidated statements of operations and cash flows for the thirteen-week periods ended September 26, 2003 and September 27, 2002. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of C-COR.net Corp. and subsidiaries as of June 27, 2003, and the related consolidated statements of operations, cash flows, and shareholders’ equity for the year then ended (not presented herein); and in our report dated August 8, 2003, we expressed an unqualified opinion on those consolidated financial statements. Our report discloses the Company’s adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective June 29, 2002. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of June 27, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP
Harrisburg, Pennsylvania
November 5, 2003

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

C-COR.net Corp.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 26, 2003	June 27, 2003
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$28,977	$22,609
Restricted cash	2,300	2,300
Accounts and notes receivables, net	37,622	35,750
Inventories	26,520	30,438
Other current assets	3,444	4,762

Total current assets	98,863	95,859
Property, plant and equipment, net	22,467	24,418
Goodwill	15,034	15,034
Other intangible assets, net	3,386	3,936
Deferred taxes	518	507
Other long-term assets	3,022	3,091

Total assets	$143,290	$142,845

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$18,135	$20,299
Accrued liabilities	34,576	37,260
Deferred taxes	533	528
Current portion of long-term debt	171	175

Total current liabilities	53,415	58,262
Long-term debt, less current portion	895	938
Other long-term liabilities	2,220	2,116

Total liabilities	56,530	61,316

Commitments and contingent liabilities

Shareholders’ equity
Preferred stock, no par value; authorized shares of 2,000,000; none issued	—	—
Common stock, $.05 par; authorized shares of 100,000,000; issued shares of 40,217,779 on September 26, 2003 and 40,210,226 on June 27, 2003	2,011	2,011
Additional paid-in capital	264,819	264,662
Accumulated other comprehensive income	2,678	2,432
Accumulated deficit	(148,383)	(153,211)
Treasury stock at cost, 3,647,509 shares as of September 26, 2003 and June 27, 2003	(34,365)	(34,365)

Shareholders’ equity	86,760	81,529

Total liabilities and shareholders’ equity	$143,290	$142,845

See independent accountants’ review report and notes to condensed consolidated financial statements.

C-COR.net Corp.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended
	September 26, 2003	September 27, 2002
Net sales:
Products	$46,557	$38,371
Services	10,210	6,264

Total net sales	56,767	44,635

Cost of sales:
Products	28,232	28,667
Services	8,514	5,759

Total cost of sales	36,746	34,426

Gross margin	20,021	10,209

Operating expenses:
Selling and administrative	9,204	11,767
Research and product development	5,242	6,402
Amortization of intangibles	550	293
Acquired in-process technology charge	—	1,560
Restructuring costs	—	211

Total operating expenses	14,996	20,233

Income (loss) from operations	5,025	(10,024)
Interest expense	(21)	(222)
Investment income	94	591
Foreign exchange gain (loss)	109	(1,709)
Other income, net	32	733

Income (loss) before income taxes	5,239	(10,631)
Income tax expense (benefit)	411	(3,373)

Net income (loss)	$4,828	$(7,258)

Net income (loss) per share:
Basic	$0.13	$(0.20)
Diluted	$0.13	$(0.20)
Weighted average common shares and common share equivalents:
Basic	36,557	36,347
Diluted	37,005	36,347

See independent accountants’ review report and notes to condensed consolidated financial statements.

C-COR.net Corp.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Thirteen Weeks Ended
	September 26, 2003	September 27, 2002
Operating Activities:
Net income (loss)	$4,828	$(7,258)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,972	3,019
Acquired in-process technology charge	—	1,560
Other, net	24	26
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts and notes receivable	(1,872)	7,276
Inventories	3,918	1,682
Other assets	1,389	(747)
Accounts payable	(2,164)	(2,960)
Accrued liabilities	(2,604)	(4,596)
Deferred income taxes	(6)	(4,103)

Net cash provided by (used in) operating activities	6,485	(6,101)

Investing Activities:
Purchase of property, plant and equipment	(471)	(689)
Acquisitions, net of cash acquired	—	(76,643)

Net cash used in investing activities	(471)	(77,332)

Financing Activities:
Payment of debt and capital lease obligations	(47)	(78)
Proceeds from issuance of common stock to employee stock purchase plan	156	43
Proceeds from exercise of stock options and stock warrants	1	47
Purchase of treasury stock	—	(14)

Net cash provided by (used in) financing activities	110	(2)

Effect of exchange rate changes on cash	244	(28)

Increase (decrease) in cash and cash equivalents	6,368	(83,463)
Cash and cash equivalents at beginning of period	22,609	111,858

Cash and cash equivalents at end of period	$28,977	$28,395

Supplemental cash flow information:
Non-cash investing and financing activities
Fair value adjustment of available-for-sale securities	$3	$(13)

See independent accountants’ review report and notes to condensed consolidated financial statements

C-COR.net Corp.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands except per share data)

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and, in the opinion of management, contain all adjustments (consisting only of normal, recurring adjustments except as noted) necessary to fairly present C-COR.net Corp.’s (the Company) consolidated financial position as of September 26, 2003 and the consolidated results of operations for the thirteen-week periods ended September 26, 2003 and September 27, 2002. Operating results for the thirteen-week period ended September 26, 2003 are not necessarily indicative of the results that may be expected for the year ending June 26, 2004, due to the cyclical nature of the industry in which the Company operates, fluctuations in currencies related to its foreign operations, and changes in overall conditions that could affect the carrying value of its assets and liabilities. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the fiscal year ended June 27, 2003.

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A detailed description of the Company’s significant accounting policies can be found in the Company’s Form 10-K for the fiscal year ended June 27, 2003 (fiscal year 2003).

Accounting for Employee Stock Award Plans

The Company accounts for its stock award plans in accordance with the provision of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” If charges for the Company’s stock plans had been determined based on the fair value method at the grant dates, as prescribed in Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income (loss) and net income (loss) per share would have been as follows:

	Thirteen Weeks Ended
	September 26, 2003	September 27, 2002
Net income (loss)	$4,828	$(7,258)
Add:
Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	131	—
Deduct:
Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	1,779	1,384

Pro forma net income (loss)	$3,180	$(8,642)

Net income (loss) per share:
Basic – as reported	$0.13	$(0.20)
Basic – pro forma	$0.09	$(0.24)
Diluted – as reported	$0.13	$(0.20)
Diluted – pro forma	$0.09	$(0.24)

Recently Issued Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities” which requires companies to consolidate certain types of variable interest entities. A variable interest entity is an entity that has inadequate invested equity at risk to meet expected future losses, or whose holders of the equity investments lack any of the following three characteristics: (i) the ability to make decisions about the entity’s activities; (ii) the obligation to absorb the entity’s losses if they occur; or (iii) the right to receive the entity’s future returns if they occur. FIN 46 is applicable immediately for all variable interests created after January 31, 2003. For all variable interest entities created before February 1, 2003, the provisions of FIN 46 are effective in the first fiscal year or interim period beginning after June 15, 2003. The adoption of FIN 46 had no effect on the Company’s financial position, results of operations, or cash flows.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and must be applied to existing instruments for the first interim period beginning after June 15, 2003. The adoption of SFAS No.150 had no effect on the Company’s financial position, results of operations, or cash flows.

4. INCOME TAXES

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

As a result of the cumulative losses over the prior three years, management concluded during the third quarter of fiscal year 2003 that a valuation allowance against net deferred tax assets was appropriate and recorded an allowance as of that date. As of September 26, 2003, a full valuation allowance on the net deferred tax assets has been recorded, with the exception of certain net deferred tax assets in specific foreign jurisdictions. In addition, the Company expects to provide a valuation allowance on any future tax benefits until the Company can sustain a level of profitability that demonstrates its ability to utilize these assets.

5. INVENTORIES

Inventories include material, labor and overhead and are stated at the lower of cost or market. Cost is determined on the first-in, first-out method. Inventories as of September 26, 2003 and June 27, 2003 consisted of the following:

	September 26, 2003	June 27, 2003
Finished goods	$6,447	$6,660
Work-in-process	4,226	5,499
Raw materials	15,847	18,279

Total inventories	$26,520	$30,438

6. FINANCING AGREEMENT

The Company has a two-year secured revolving credit financing agreement with a commercial lender. Borrowings under the financing agreement may be used for working capital and general corporate purposes, and it provides a commitment of up to an aggregate amount of $20,000. The financing agreement allows for the issuance of letters of credit and cash borrowings. Letters of credit outstanding are limited to no more than $6,000. Cash borrowings are limited by certain availability reserves and a borrowing base, primarily a percentage of eligible domestic trade accounts receivable, up to the facility’s maximum availability less letters of credit outstanding.

As security for the financing agreement, the Company has pledged the following collateral: trade accounts receivable, inventory, general intangibles, real estate, equipment, life insurance policies, and a portion of the stock of a wholly owned foreign subsidiary. The financing agreement contains a number of restrictive covenants, including covenants limiting incurrence of subordinate debt, disposal of collateral, and the payment of dividends (except stock dividends). The financing agreement contains no financial covenants.

The financing agreement is committed through November 6, 2004. Borrowings under the financing agreement bear interest at an applicable bank rate or LIBOR plus two and three-quarters percent (2.75%) per annum, payable monthly. The financing agreement required the payment of a facility fee of $150 at execution of the agreement, and requires a fee on the unused commitment of 0.375% per annum payable monthly, and an administrative fee of $36 per annum. As of September 26, 2003, the Company had no borrowings outstanding under the financing agreement. Based upon the eligible borrowing base at September 26, 2003, available borrowings under the financing agreement were $7,681.

As a condition to closing on the financing agreement, the Company terminated its prior credit agreement with a bank, whereby $7,500 was available as a revolving line-of-credit, subject to an aggregate sub-limit of $5,000 for the issuance of letters of credit. As of September 26, 2003, the Company continued to maintain letters of credit with the bank in the aggregate amount of $2,255 related to its workers compensation program, customer obligations, and equipment lease obligations. A cash compensating balance of $2,300 is maintained to secure the letters of credit, which has been classified as a current asset, as the terms for the letters of credit expire in less than one year. Under the current financing agreement, letters of credit have been issued for $1,200 related to requirements under the Company’s workers compensation policies.

7. ACCRUED LIABILITIES

Accrued liabilities as of September 26, 2003 and June 27, 2003 consisted of the following:

	September 26, 2003	June 27, 2003
Accrued incentive plan expense	$942	$49
Accrued vacation expense	2,519	2,624
Accrued salary expense	1,704	2,478
Accrued benefits and sales tax expense	1,110	1,788
Accrued warranty expense	13,978	14,117
Accrued workers compensation expense	739	734
Accrued restructuring costs	724	2,274
Accrued income tax payable	3,952	3,405
Deferred income, net	2,610	2,320
Other	6,298	7,471

	$34,576	$37,260

8. RESTRUCTURING COSTS AND PLANT CLOSING

Restructuring costs relate principally to employee severance and termination benefits and lease commitment costs resulting from the closure of facilities and other workforce reductions attributable to the Company’s efforts to reduce costs during prior fiscal years. No adjustment was made to the restructuring accrual balance for changes in assumptions during the thirteen-week period ended September 26, 2003.

The following table provides detail on the activity and remaining restructuring accrual balance by category as of September 26, 2003:

	Accrual at June 27, 2003	Cash Paid	Accrual at September 26, 2003
Employee severance and termination benefits	$1,812	$1,280	$532
Contractual obligations and other	462	270	192

Total	$2,274	$1,550	$724

Employee severance and termination benefit payments are being made on a weekly or bi-weekly basis, and as such, the Company anticipates payments for the remaining amounts accrued as of September 26, 2003 to extend through December 2003. The remaining amounts accrued as of September 26, 2003 related to contractual obligations will be paid out over their remaining term of 15 months, unless terminated early.

9. LIQUIDITY

The Company’s primary sources of liquidity are cash on hand, cash flow from operations, as well as our financing agreement. Based on the restructuring initiatives implemented during fiscal year 2003, including the closing of the Company’s Manlius, New York manufacturing facility and Louviers, France operation, and taking into account projected sales and operating expenses, the Company expects to generate cash from operations during fiscal year 2004. The Company intends to continue initiatives to achieve a more cost-effective operation throughout fiscal year 2004. The Company believes that current cash and cash equivalent balances, as well as its financing agreement, will be adequate to cover operating cash requirements over the next twelve months. In addition, the Company has filed unsecured pre-petition trade claims in the bankruptcy cases of Adelphia Communications Corporation (Adelphia) and affiliates, related to the Company’s accounts receivable that were previously written-off in fiscal year 2002. A subsequent recovery or partial recovery on these pre-petition trade claims could result in a potential future source of cash and have a positive impact on the Company’s results of operations (see Note 14).

10. COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive income, net of tax if applicable, are as follows:

	September 26, 2003	June 27, 2003
Unrealized gain (loss) on marketable securities	$2	$(1)
Foreign currency translation gain	2,676	2,433

Accumulated other comprehensive income	$2,678	$2,432

The components of comprehensive income (loss) for the thirteen-week periods ended September 26, 2003 and September 27, 2002 are as follows:

	Thirteen Weeks Ended
	September 26, 2003	September 27, 2002
Net income (loss)	$4,828	$(7,258)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	3	(13)
Foreign currency translation gain (loss)	243	(29)

Other comprehensive income (loss)	246	(42)

Comprehensive income (loss)	$5,074	$(7,300)

The Company accounts for certain intercompany loans that are denominated in various foreign currencies as being permanent in nature, as settlement is not planned or anticipated in the foreseeable future. As such, foreign currency translation gains and losses related to these loans are excluded from net income (loss) and reported as a component of other comprehensive income (loss).

11. NET INCOME (LOSS) PER SHARE

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

	Thirteen Weeks Ended
	September 26, 2003	September 27, 2002
Net income (loss)	$4,828	$(7,258)

Weighted average common shares outstanding	36,557	36,347
Common share equivalents	448	—

Weighted average common shares and common share equivalents	37,005	36,347

Net income (loss) per share:
Basic	$0.13	$(0.20)
Diluted	$0.13	$(0.20)

For the thirteen-week periods ended September 26, 2003 and September 27, 2002, stock options and warrants representing 5,155 and 6,515 common shares, respectively, were excluded from the diluted net income (loss) per share calculation because they were antidilutive.

12. SEGMENT INFORMATION

The Company operates in three industry segments: Broadband Communication Products, Broadband Network Services, and Broadband Management Solutions.

The “management approach” required under SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” has been used to present the following segment information. This approach is based upon the way the management of the Company organizes segments within an enterprise for making operating decisions and assessing performance.

The following costs and asset categories are not allocated to segments, and are reflected in the table as “unallocated items”:

•	Corporate selling, general and administrative expenses, and technology oversight functions;

•	Restructuring costs;

•	Goodwill and other intangible asset impairment charges;

•	Income tax expense (benefit); and

•	Identifiable assets of cash and cash equivalents, marketable securities and other short-term investments, and certain other long-term corporate assets.

Information about industry segments for the thirteen-week periods ended September 26, 2003 and September 27, 2002 is as follows:

	Broadband Communications Products	Broadband Network Services	Broadband Management Solutions	Unallocated	Total
13 week period ended September 26, 2003
Net sales	$46,557	$9,927	$283	$—	$56,767
Depreciation and amortization	1,729	168	83	992	2,972
Operating income (loss)	12,646	1,233	(1,992)	(6,862)	5,025
Income tax expense	—	—	—	411	411
Identifiable assets at September 26, 2003	80,063	25,644	3,252	34,331	143,290
Capital expenditures	238	40	6	187	471

13 week period ended September 27, 2002
Net sales	$38,371	$6,019	$245	$—	$44,635
Depreciation and amortization	2,179	210	251	379	3,019
Operating income (loss)	(1,069)	45	(3,055)	(5,945)	(10,024)
Income tax expense (benefit)	—	—	—	(3,373)	(3,373)
Identifiable assets at September 27, 2002	229,041	23,788	13,424	17,041	283,294
Capital expenditures	268	43	267	111	689

The Company and its subsidiaries operate in various geographic areas. The table below presents the Company’s operations in the following geographic areas:

	Thirteen Weeks Ended
	September 26, 2003	September 27, 2002
Sales:
United States	$42,639	$34,163
Europe	6,330	5,040
Asia	5,444	3,506
Canada	1,238	1,494
Latin America	1,116	432

Total	$56,767	$44,635

Property, plant and equipment, net by geographic region is as follows:

	September 26, 2003	September 27, 2002
United States	$21,147	$30,469
Europe	728	1,194
Other	592	585

Total	$22,467	$32,248

13. GUARANTEES

As of September 27, 2003, the Company did not have any outstanding guarantees, except for product warranties. The Company warrants its products against defects in materials and workmanship, generally for two-to-five years, depending upon product lines and geographic regions. A provision for estimated future costs related to warranty activities is recorded when the product is shipped, based upon historical experience of known product failure rates and historical costs incurred in correcting product failures. In addition, from time to time, the recorded amount is adjusted for specifically identified warranty exposures if unforeseen technical problems arise.

Changes in the Company’s warranty liability during the thirteen week period ended September 26, 2003 are as follows:

Balance as of June 27, 2003	$14,117
Warranties issued during the period	567
Settlements made during the period	(680)
Changes in the liability for pre-existing warranties during the period	(26)

Balance as of September 26, 2003	$13,978

14. SUBSEQUENT EVENT

On October 30, 2003, the Company entered into an agreement to sell substantially all of its pre-petition trade claims against Adelphia and its affiliates. Under the terms of the agreement, the Company will receive approximately $21,000 in an initial cash payment with additional amounts being held in escrow pending the resolution of certain contingencies.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion addresses the financial condition of C-COR.net Corp. as of September 26, 2003, and the results of our operations for the thirteen-week period ended September 26, 2003, compared with the same period of the prior fiscal year. This discussion should be read in conjunction with the Management’s Discussion and Analysis section for the fiscal year ended June 27, 2003, included in the Company’s Annual Report on Form 10-K.

Disclosure Regarding Forward-Looking Statements

Some of the information presented in this report contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, among others, our ability to expand our product offerings, fluctuations in demand for telecommunications equipment and broadband management services, fluctuations in network upgrade activity and the level of future network upgrade activity, the trend toward more fiber in the network, global demand for our products and services, our ability to expand our operations internationally, including the impact of the Philips Broadband Networks (PBN) acquisition, our assessment of credit risk related to major customers, and statements relating to our business strategy. Forward-looking statements represent our judgment regarding future events. Although we believe we have a reasonable basis for these forward-looking statements, we cannot guarantee their accuracy and actual results may differ materially from those anticipated due to a number of uncertainties, many of which we are not aware. Factors that could cause actual results to differ from expectations include, among others, capital spending patterns of the communications industry, our ability to develop new and enhanced products, continued industry consolidation, the development of competing technologies, changes in the credit profiles of major customers that would lead us to restrict new product shipments or record an increase in the allowance for doubtful accounts, and our ability to achieve our strategic objectives. For additional information concerning these and other important factors that may cause our actual results to differ materially from expectations and underlying assumptions, please refer to the reports filed by us with the Securities and Exchange Commission.

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

Business Combination

On September 16, 2002, we acquired certain assets and liabilities of PBN from Royal Philips Electronics. PBN is a provider of broadband network transmission products. At closing on September 16, 2002, the Company made an initial cash payment of 75.0 million Euros ($72.5 million U.S. dollars, which was net of $200,000 of imputed interest) to Royal Philips Electronics, with subsequent payments subject to certain adjustments. As final consideration of the purchase price, a cash payment of 604,000 Euros ($694,000 U.S. dollars at September 26, 2003) will be paid by December 31, 2003.

Results of Operations

Net sales for the thirteen-week period ended September 26, 2003 were $56.8 million, an increase of 27% from the prior year’s sales of $44.6 million for the same period. The increase was largely attributable to upgrade spending for both products and technical services by several customers in the cable industry, including Adelphia Communications Corporation (Adelphia), which accounted for 20% of consolidated revenues for the period, and to the fact that operating results for the prior year period included only five weeks of operations of the PBN assets. The effective date of the acquisition was August 26, 2002 (PBN’s fiscal month end).

Broadband Communications Products segment sales increased by 21% to $46.6 million during the thirteen-week period, compared to $38.4 million for the same period of the prior year. The sales increase for the quarter was largely attributable to upgrade spending by cable operators, primarily Adelphia, to rebuild portions of their networks and to the full quarter contribution from the PBN acquisition. Optical product sales increased by 23% to $22.2 million for the thirteen-week period ended September 26, 2003, compared to $18.0 million for the same period of the prior year. Sales of radio frequency amplifiers increased by 20% to $24.4 million during the thirteen-week period ended September 26, 2003, compared to $20.4 million for the same period of the prior year. Broadband Communications Products sales are dependent on the capital spending levels of its customers which are driven by investment required to support information services such as Internet, telephony, video-on-demand and high definition television and by maintenance of existing networks.

Broadband Network Services segment sales increased by 65% to $9.9 million during the thirteen-week period ended September 26, 2003, compared to $6.0 million for the same period of the prior year. The increase during the quarter resulted from increased spending by domestic cable operators, principally Adelphia, for technical services related to network upgrades.

Broadband Management Solutions segment sales increased by 16% to $283,000 during the thirteen-week period ended September 26, 2003, compared to $245,000 for the same period of the prior year. Sales for the quarter were primarily attributable to mobile workforce management software maintenance fees. As a result of the revenue recognition policy for our Broadband Management Solutions segment, sales are likely to fluctuate quarter to quarter, based upon the timing of customer acceptance related to deployments and service delivery.

Domestic sales as a percentage of consolidated sales were 75% for the thirteen-week period ended September 26, 2003, compared to 77% for the same period of the prior year. Sales to domestic customers increased by 25% to $42.6 million during the thirteen-week period ended September 26, 2003, compared to $34.2 million for the same period of the prior year. The increase resulted from growth in both Broadband Communications Products segment and Broadband Network Services segment sales due to increased spending by certain domestic cable operators, including Adelphia, on network upgrades.

International sales as a percentage of total consolidated sales were 25% for the thirteen-week period ended September 26, 2003, compared to 23% for the same period of the prior year. Sales to international customers increased by 35% to $14.1 million for the thirteen-week period ended September 26, 2003, compared to $10.5 million for the same period in the prior year. The increase resulted from higher Broadband Communications Products segment sales, primarily in Asia, Europe and Latin America. The Company has expanded its operations and customer base in Europe and Asia as a result of the PBN acquisition, which was effective as of August 26, 2002. Thus, the results of operations of PBN were included for only a portion of the same period of the prior year. We expect the demand for our products in international markets will continue to be highly variable. The international markets represent distinct markets in which capital spending decisions for hybrid fiber coax network equipment are affected by a variety of factors, including access to financing and general economic conditions

At September 26, 2003, our backlog of orders was $58.2 million, including $25.2 million for Broadband Communications Products, $23.1 million for Broadband Network Services, and $9.9 million for Broadband Management Solutions. By comparison, backlog at the beginning of the quarter (June 27, 2003) was $54.4 million, including $25.9 million for Broadband Communications Products, $20.8 million for Broadband Network Services, and $7.7 million for Broadband Management Solutions. The Company includes in backlog customer orders that are anticipated to result in revenue being recognized over the next twelve months. The majority of orders in backlog for the Broadband Communications Products division will result in revenue over the next six months while orders in backlog of the other two divisions typically include a substantial proportion that will result in revenue over the latter part of the twelve month period.

Gross margins were 35.3% for the thirteen-week period ended September 26, 2003, compared to 22.9% for the same period of the prior year. For the Broadband Communications Products segment, gross margins were 39.4% for the thirteen-week period ended September 26, 2003, compared to 25.3% for the same period of the prior year. The increase in Broadband Communications Products segment gross margin was due to several factors, including reduced operating costs resulting from the closing of our Manlius, New York manufacturing facility in the fourth quarter of fiscal year 2003, increased sales volumes, and shifts in product mix. In addition, the results for the quarter include the sale of approximately $2.2 million of inventory that was previously fully reserved, resulting from unanticipated demand for certain products that consumed inventory previously identified as either obsolete or excess. For the Broadband Network Services segment, gross margins were 19.3% for both the thirteen-week period ended September 26, 2003 and the same period of the prior year. Although sales volume increased during the current quarter, gross margins remained flat due to start-up costs for initial projects that began during the period. For the Broadband Management Solutions segment, gross margins were $(219,000) for the thirteen-week period ended September 26, 2003, compared to $(656,000) for the same period of the prior year. The negative gross margins for both the thirteen-week period ended September 26, 2003 and the same period of the prior year were a result of the low revenue volume recognized, due to the timing of customer acceptances. We anticipate that our future gross margin will continue to be affected by many factors, including revenue levels in general, sales mix, competitive pricing, the timing of new product introductions and the timing of deployments of our operational support services solutions, because the majority of these contracts are being accounted for on a completed contract basis and are subject to acceptance by the customer.

Selling and administrative expenses were $9.2 million (16.2% of net sales) for the thirteen-week period ended September 26, 2003, compared to $11.8 million (26.4% of net sales) for the same period of the prior year. Selling and administrative expenses decreased during the thirteen-week period ended September 26, 2003, compared to the same period of the prior year, as a result of the settlement of a liability related to certain marketing costs for $700,000 less than its accrued value, the collection of $661,000 in delinquent accounts receivable that were previously reserved for, and decreases in personnel and administrative expense due to reductions in our workforce implemented in fiscal year 2003 to achieve a more favorable cost structure.

Research and product development expenses were $5.2 million (9.2% of net sales) for the thirteen-week period ended September 26, 2003, compared to $6.4 million (14.3% of net sales) for the same period of the prior year. Research and product development expenses in the Broadband Communications Products segment were $4.1 million for the thirteen-week period ended September 26, 2003, compared to $4.8 million for the same period of the prior year. The decrease was primarily due to lower personnel costs resulting from workforce reductions to achieve a more favorable cost structure. Research and product development expenses in the Broadband Management Solutions segment were $1.0 million for the thirteen-week period ended September 26, 2003, compared to $1.4 million for the same period of the prior year. The decrease was primarily due to lower personnel costs resulting from workforce reductions and lower expenses for the development of operational support solutions. Other research and product development expenses, not charged to segments, were $138,000 for the thirteen-week period ended September 26, 2003, compared to $133,000 for the same period of the prior year. We believe continued commitment to product development efforts will be required for us to remain competitive, and anticipate continuing investments in research and product development expenses in future periods related to ongoing initiatives in the development of network distribution and transmission products and operational support software solutions.

Operating income (excluding unallocated items) for the Broadband Communications Products segment was $12.6 million for the thirteen-week period ended September 26, 2003, compared to an operating loss of $1.1 million for the same period of the prior year. The increase in operating income for the quarter ended September 26, 2003 was primarily attributable to the increase in sales volume and gross margins, as well as lower operating expense resulting from improvements in our cost structure. In addition, the consumption of obsolete and excess inventories previously fully reserved for, the settlement of a liability for an amount below its accrued value and reductions in our allowance for doubtful accounts due to collections of past due receivables, impacted the period favorably. Operating income (excluding unallocated items) for the Broadband Network Services segment was $1.2 million for the thirteen-week period ended September 26, 2003, compared to operating income of $45,000 for the same period of the prior year. The increase in operating income resulted primarily from the higher sales volume during the period. Operating loss (excluding unallocated items) for the Broadband Management Solutions segment was $2.0 million for the thirteen-week period ended September 26, 2002, compared to an operating loss of $3.1 million for the same period of the prior year. The decrease in the operating loss for this segment resulted primarily from lower personnel costs associated with research and development costs for operational support solutions.

Interest expense was $21,000 for the thirteen-week period ended September 26, 2003, compared to $222,000 for the same period of the prior year. The decrease in interest expense resulted from a $200,000 imputed interest charge incurred in the prior year period related to the PBN acquisition. Interest expense for the thirteen-week period ended September 26, 2003 related primarily to long-term debt obligations.

Investment income was $94,000 for the thirteen-week period ended September 26, 2003, compared to $591,000 for the same period of the prior year. The decrease in investment income resulted from a lower average investment balance and lower yields.

Foreign exchange gain was $109,000 for the thirteen-week period ended September 26, 2003, compared to a loss of $1.7 million for the same period of the prior year. The gain for the thirteen-week period was due primarily to remeasurement of U.S. dollar denominated accounts held by our foreign operations. The foreign exchange loss in the prior year period included a $1.6 million loss related to the settlement of a foreign exchange forward contract.

Other income, net was $32,000 for the thirteen-week period ended September 26, 2003, compared to other income, net of $733,000 for the same period of the prior year. Other income, net for the prior year period included an $800,000 partial recovery on a note receivable from a third party that had been fully reserved for by the Company.

Income tax expense was $411,000 for the thirteen-week period ended September 26, 2003, compared to an income tax benefit of $3.4 million for the same period of the prior year. Income taxes for the quarter relate to certain foreign operations where it is expected that income will be subject to tax. The Company has assessed the realizability of its deferred tax assets, giving consideration to historical operating losses, scheduled reversals of deferred tax liabilities, projected future taxable income and tax planning strategies. As a result of the cumulative losses over the past three years, management concluded during the third quarter of fiscal year 2003 that a valuation allowance against net deferred tax assets was appropriate and recorded an allowance as of that date. As of September 26, 2003, realization of any future benefit from deductible temporary differences, net operating loss and tax credit carryforwards is uncertain. Therefore, the Company has recorded a valuation allowance for the full amount of its net deferred tax assets, with the exception of certain net deferred tax assets in specific foreign jurisdictions. We expect to record valuation allowances related to net tax benefits arising from temporary differences and operating loss carryforwards until a level of profitability is sustained that demonstrates it is more likely than not that the Company will be able to realize all or part of the tax benefits of the deferred tax assets.

Liquidity and Capital Resources

As of September 26, 2003, cash and cash equivalents totaled $29.0 million, up from $22.6 million at June 27, 2003.

As of September 26, 2003, we had restricted cash of $2.3 million. Our restricted cash represents an arrangement with a bank whereby a cash compensating balance is maintained to secure certain letters of credit issued on behalf of the Company. The total cash compensating balance has been classified as a current asset at September 26, 2003, as the terms for the letters of credit expire in less than one year. We are entitled to the interest earnings on our restricted cash balance.

Working capital was $45.4 million at September 26, 2003, compared to $37.6 million at June 27, 2003. The increase in working capital was primarily attributable to increased cash generated from operations during the period.

Net cash provided by operating activities was $6.5 million for the thirteen-week period ended September 26, 2003, compared with cash used in operations of $6.1 million for the same period of the prior year. The major elements of the change for the thirteen-week period ended September 26, 2003 included net income for the period of $4.8 million and improved working capital management, resulting primarily from inventory reductions, which were offset by reductions in accounts payable and accrued liabilities.

Net cash used in investing activities was $471,000 for the thirteen-week period ended September 26, 2003, compared to cash used in investing activities of $77.3 million for the same period of the prior year. Cash uses for the current quarter were for the purchase of property, plant and equipment. The cash used in investing activities during the same period of the prior year was comprised of $73.1 million of cash for the acquisition of PBN assets and operations, $3.6 million for the payment of an earnout provision associated with our Aerotec Communications, Inc. acquisition, and $689,000 for the purchase of property, plant and equipment.

Net cash provided by financing activities was $110,000 for the thirteen-week period ended September 26, 2003, compared with cash used in financing activities of $2,000 for the same period of the prior year. The current year activity primarily represented proceeds from the issuance of common stock to our employee stock purchase plan and from the exercise of stock options and warrants, which were partially offset by payments on long-term debt.

The Company has a two-year secured revolving credit financing agreement with a commercial lender. Borrowings under the financing agreement may be used for working capital and general corporate purposes, and it provides a commitment of up to an aggregate amount of $20.0 million. The financing agreement allows for the issuance of letters of credit and cash borrowings. Letters of credit outstanding are limited to no more than $6.0 million. Cash borrowings are limited by certain availability reserves and a borrowing base, primarily a percentage of eligible domestic trade accounts receivables, up to the facility’s maximum availability less letters of credit outstanding.

As security for the financing agreement, the Company has pledged the following collateral: trade accounts receivable, inventory, general intangibles, real estate, equipment, life insurance policies, and a portion of the stock of a wholly owned foreign subsidiary. The financing agreement contains a number of restrictive covenants, including covenants limiting incurrence of subordinated debt, disposal of collateral, and the payment of dividends (except stock dividends). The financing agreement contains no financial covenants.

The financing agreement is committed through November 6, 2004. Borrowings under the financing agreement bear interest at an applicable bank rate or LIBOR plus two and three-quarters percent (2.75%) per annum, payable monthly. The financing agreement required the payment of a facility fee of $150,000 at execution and requires a fee on the unused commitment of 0.375% per annum payable monthly, and an administrative fee of $36,000 per annum. As of September 26, 2003, the Company had no borrowings outstanding on the financing agreement. Based upon the eligible borrowing base at September 26, 2003, available borrowings under the financing agreement were $7.7 million.

As a condition for closing on the financing agreement, the Company terminated its prior credit agreement with a bank, whereby $7.5 million was available as a revolving line-of-credit, subject to an aggregate sub-limit of $5.0 million for the issuance of letters of credit. As of September 26, 2003, we continued to maintain letters of credit with the bank in the aggregate amount of $2.3 million related to our workers compensation program, customer obligations, and equipment lease obligations. We are required to maintain cash deposits of $2.3 million as collateral for these letters of credit. Under the current financing agreement, letters of credit have been issued for $1.2 million related to increased requirements under our workers compensation policies.

Our main source of liquidity is our unrestricted cash on hand. We believe that restructuring initiatives completed in fiscal year 2003, including the closing of our Manlius, New York manufacturing facility and our Louviers, France operation, have produced cash savings during the thirteen-week period ended September 26, 2003. We intend to continue our initiatives to achieve more cost-effective operations throughout fiscal year 2004. Although no specific restructuring actions are planned at the present time, if a decline in spending occurs in the cable industry, we may undertake additional restructuring initiatives and incur expenses in amounts that have not yet been determined.

We have filed unsecured claims in the bankruptcy cases of Adelphia Communications Corporation (Adelphia) and affiliates, related to our accounts receivable which were previously written-off in fiscal year 2002. On October 30, 2003, we entered into an agreement to sell substantially all of our pre-petition trade claims against Adelphia and its affiliates. Under the terms of the agreement, we will receive approximately $21.0 million in an initial cash payment with additional amounts being held in escrow pending the resolution of certain contingencies. The resulting gain from this transaction will be recorded in the quarter ending December 26, 2003.

We believe that current cash and cash equivalents balances, as well as our new financing agreement, will be adequate to cover our operating cash requirements over the next 12 months. However, we may find it necessary or desirable to seek other sources of financing to support our capital needs and provide available funds for working capital, or financing strategic initiatives, including acquiring or investing in complementary businesses, products, services, or technologies. Given the current status of the communications industry and its impact on our near term financial results and the restrictions in the financing agreement, we believe there are limited alternatives available as sources of additional financing. Accordingly, any plan to raise additional capital would likely involve equity-based financing, such as the issuance of common stock, preferred stock, or subordinated convertible debt securities and warrants under the Company’s previously filed Registration Statement, which would be dilutive to existing shareholders.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact the financial position, results of operations, or cash flow of the Company due to adverse changes in market prices, foreign currency exchange rates, and interest rates. The Company is exposed to market risk because of changes in foreign currency exchange rates and interest rates, and changes in the fair market value of its marketable securities portfolio.

The Company is exposed to foreign currency exchange rate risks inherent in its sales commitments, anticipated sales, and assets and liabilities denominated in currencies other than the United States dollar. We attempt to minimize exposure to currencies by managing our operating activities and net asset positions. As of September 26, 2003, our exposure to foreign currencies related primarily to intercompany foreign currency transactions where settlement is anticipated and additional consideration to be paid for the acquisition of PBN. Final purchase price consideration of 604,000 Euros will be paid by December 31, 2003.

The Company does not use derivative instruments in its marketable securities portfolio. The Company classifies its investments in its marketable securities portfolio as either available-for-sale or trading, and records them at fair value. For the Company’s available-for-sale securities, unrealized holding gains and losses are excluded from income and are recorded directly to shareholders’ equity in accumulated other comprehensive income, net of related deferred income taxes. For the Company’s trading securities, unrealized holding gains and losses are included in the statement of operations in the period they arise. Changes in interest rates are not expected to have a material effect on our financial condition or results of operations.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

Our chief executive officer and our chief financial officer, after evaluating our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15d-15(e)) as of September 26, 2003, have concluded that as of September 26, 2003, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

(b) Changes in Internal Controls

Subsequent to September 26, 2003, there were no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures, nor were there any significant deficiencies or material weaknesses in our internal controls. As a result, no corrective actions were required or undertaken.

The Company has made enhancements to its control environment, as a result of its recently implemented Enterprise Resource Planning (ERP) system and acquisitions, and will continue to do so on an ongoing basis.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

The following exhibits are included herein:

(15)		Letter re: Unaudited Interim Financial Information.

(31	)(1)	Rule 13a-14(a) and 15d-14(a) Certification of Chief Executive Officer

(31	)(2)	Rule 13a-14(a) and 15d-14(a) Certification of Chief Financial Officer

(32	)(1)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 135

(32	)(2)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 135

Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

C-COR. NET CORP.
(Registrant)

Date: November 7, 2003	/s/ DAVID A. WOODLE
Chief Executive Officer

Date: November 7, 2003	/s/ WILLIAM T. HANELLY
Chief Financial Officer (Principal Financial Officer)

Date: November 7, 2003	/s/ JOSEPH E. ZAVACKY
Controller & Assistant Secretary (Principal Accounting Officer)