Form 10-Q
period 2003-12-26
C COR NET CORP
filed 2004-02-06
CIK 350621

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the thirteen-week period ended: December 26, 2003

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

Common Stock, $.05 Par Value - 37,586,143 shares as of January 23, 2004.

C-COR.net Corp.

Independent Accountants’ Review Report

The Board of Directors and Shareholders

C-COR.net Corp.:

We have reviewed the condensed consolidated balance sheet of C-COR.net Corp. and subsidiaries as of December 26, 2003, the related condensed consolidated statements of operations for the thirteen-week and twenty-six week periods ended December 26, 2003 and December 27, 2002, and the related condensed consolidated statements of cash flows for the twenty-six week periods ended December 26, 2003 and December 27, 2002. These condensed consolidated financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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

Harrisburg, Pennsylvania February 6, 2004

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

C-COR.net Corp.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	December 26, 2003	June 27, 2003
ASSETS
Current assets
Cash and cash equivalents	$64,029	$22,609
Restricted cash	2,045	2,300
Accounts receivable, net	42,013	35,750
Inventories	26,186	30,438
Other current assets	3,871	4,762

Total current assets	138,144	95,859
Property, plant and equipment, net	20,487	24,418
Goodwill	17,272	15,034
Other intangible assets, net	2,836	3,936
Deferred taxes	647	507
Other long-term assets	2,934	3,091

Total assets	$182,320	$142,845

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$19,343	$20,299
Accrued liabilities	37,485	37,260
Deferred taxes	385	528
Current portion of long-term debt	170	175

Total current liabilities	57,383	58,262
Long-term debt, less current portion	853	938
Other long-term liabilities	2,314	2,116

Total liabilities	60,550	61,316

Commitments and contingent liabilities
Shareholders’ equity
Preferred stock, no par value; authorized shares of 2,000,000; none issued	—	—
Common stock, $.05 par; authorized shares of 100,000,000; issued shares of 40,597,017 on December 26, 2003 and 40,210,226 on June 27, 2003	2,030	2,011
Additional paid-in capital	267,163	264,662
Accumulated other comprehensive income	5,585	2,432
Accumulated deficit	(118,662)	(153,211)
Treasury stock at cost, 3,645,599 shares as of December 26, 2003 and 3,647,509 shares as of June 27, 2003	(34,346)	(34,365)

Shareholders’ equity	121,770	81,529

Total liabilities and shareholders’ equity	$182,320	$142,845

See independent accountants’ review report and notes to condensed consolidated financial statements.

C-COR.net Corp.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended
	December 26, 2003	December 27, 2002
Net sales:
Products	$44,709	$46,059
Services	16,821	7,915

Total net sales	61,530	53,974

Cost of sales:
Products	28,040	34,947
Services	10,251	6,443

Total cost of sales	38,291	41,390

Gross margin	23,239	12,584

Operating expenses:
Selling and administrative	9,415	12,489
Research and product development	5,227	7,404
Amortization of intangibles	550	496
Restructuring recovery	(106)	(13)

Total operating expenses	15,086	20,376

Income (loss) from operations	8,153	(7,792)
Interest expense	(20)	(14)
Investment income	216	138
Foreign exchange gain	624	468
Gain on sale of bankruptcy trade claims	21,075	—
Other income, net	40	23

Income (loss) before income taxes	30,088	(7,177)
Income tax expense (benefit)	367	(2,469)

Net income (loss)	$29,721	$(4,708)

Net income (loss) per share:
Basic	$0.81	$(0.13)
Diluted	$0.78	$(0.13)
Weighted average common shares and common share equivalents:
Basic	36,737	36,355
Diluted	38,297	36,355

See independent accountants’ review report and notes to condensed consolidated financial statements.

C-COR.net Corp.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Twenty-six Weeks Ended
	December 26, 2003	December 27, 2002
Net sales:
Products	$91,266	$84,430
Services	27,031	14,179

Total net sales	118,297	98,609

Cost of sales:
Products	56,272	63,614
Services	18,765	12,202

Total cost of sales	75,037	75,816

Gross margin	43,260	22,793

Operating expenses:
Selling and administrative	18,619	24,256
Research and product development	10,469	13,806
Amortization of intangibles	1,100	789
Acquired in-process technology charge	—	1,560
Restructuring costs (recovery)	(106)	198

Total operating expenses	30,082	40,609

Income (loss) from operations	13,178	(17,816)
Interest expense	(41)	(236)
Investment income	310	729
Foreign exchange gain (loss)	733	(1,241)
Gain on sale of bankruptcy trade claims	21,075	—
Other income, net	72	756

Income (loss) before income taxes	35,327	(17,808)
Income tax expense (benefit)	778	(5,842)

Net income (loss)	$34,549	$(11,966)

Net income (loss) per share:
Basic	$0.94	$(0.33)
Diluted	$0.92	$(0.33)
Weighted average common shares and common share equivalents:
Basic	36,652	36,351
Diluted	37,651	36,351

See independent accountants’ review report and notes to condensed consolidated financial statements.

C-COR.net Corp.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Twenty-six Weeks Ended
	December 26, 2003	December 27, 2002
Operating Activities:
Net income (loss)	$34,549	$(11,966)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,949	7,330
Acquired in-process technology charge	—	1,560
Other, net	(2)	119
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts and notes receivable	(5,191)	9,628
Inventories	4,975	6,212
Other assets	1,919	8,168
Accounts payable	(2,479)	(7,024)
Accrued liabilities	(403)	(5,426)
Deferred income taxes	(218)	(6,008)

Net cash provided by operating activities	39,099	2,593

Investing Activities:
Purchase of property, plant and equipment	(851)	(2,304)
Proceeds from the sale of property, plant and equipment	—	12
Acquisitions, net of cash acquired	—	(76,983)

Net cash used in investing activities	(851)	(79,275)

Financing Activities:
Payment of debt and capital lease obligations	(90)	(128)
Proceeds from issuance of common stock to employee stock purchase plan	38	84
Proceeds from exercise of stock options and stock warrants	2,482	55
Issue (purchase) of treasury stock for deferred compensation plan	19	(73)

Net cash provided by (used in) financing activities	2,449	(62)

Effect of exchange rate changes on cash	723	84

Increase (decrease) in cash and cash equivalents	41,420	(76,660)
Cash and cash equivalents at beginning of period	22,609	111,858

Cash and cash equivalents at end of period	$64,029	$35,198

Supplemental cash flow information:
Non-cash investing and financing activities
Fair value adjustment of available-for-sale securities	$23	$(11)

See independent accountants’ review report and notes to condensed consolidated financial statements

C-COR.net Corp.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands except per share data)

(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and, in the opinion of management, contain all adjustments (consisting only of normal, recurring adjustments except as noted) necessary to fairly present C-COR.net Corp.’s (the Company) consolidated financial position as of December 26, 2003 and the consolidated results of operations for the thirteen-week and twenty-six week periods ended December 26, 2003 and December 27, 2002. Operating results for the thirteen-week and twenty-six week periods ended December 26, 2003 are not necessarily indicative of the results that may be expected for the year ending June 26, 2004, due to the cyclical nature of the industry in which the Company operates, timing of recognizing revenues in our Broadband Management Solutions division, fluctuations in currencies related to its intercompany foreign currency transactions where settlement is anticipated, and changes in overall conditions that could affect the carrying value of its assets and liabilities. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the fiscal year ended June 27, 2003.

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

A detailed description of the Company’s significant accounting policies is set forth in the Notes to Consolidated Financial Statements of the Company’s Form 10-K for the fiscal year ended June 27, 2003 (fiscal year 2003).

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

	Thirteen Weeks Ended
	December 26, 2003	December 27, 2002
Net income (loss)	$29,721	$(4,708)
Deduct:
Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects if applicable	2,295	1,418

Pro forma net income (loss)	$27,426	$(6,126)

Net income (loss) per share:
Basic – as reported	$0.81	$(0.13)
Basic – pro forma	$0.75	$(0.17)
Diluted – as reported	$0.78	$(0.13)
Diluted – pro forma	$0.72	$(0.17)

	Twenty-Six Weeks Ended
	December 26, 2003	December 27, 2002
Net income (loss)	$34,549	$(11,966)
Add:
Stock-based employee compensation expense included in reported net income (loss), net of related tax effects if applicable	131	—
Deduct:
Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects if applicable	4,074	2,802

Pro forma net income (loss)	$30,606	$(14,768)

Net income (loss) per share:
Basic – as reported	$0.94	$(0.33)
Basic – pro forma	$0.84	$(0.41)
Diluted – as reported	$0.92	$(0.33)
Diluted – pro forma	$0.81	$(0.41)

Recently Issued Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities” which requires companies to consolidate certain types of variable interest entities. A variable interest entity is an entity that has inadequate invested equity at risk to meet expected future losses, or whose holders of the equity investments lack any of the following three characteristics: (i) the ability to make decisions about the entity’s activities; (ii) the obligation to absorb the entity’s losses if they occur; or (iii) the right to receive the entity’s future returns if they occur. FIN 46 is applicable immediately for all variable interests created after January 31, 2003. For all variable interest entities created before February 1, 2003, the provisions of FIN 46 are effective for financial statements issued for the first period ending after December 15, 2003. The adoption of FIN 46 had no effect on the Company’s financial position, results of operations, or cash flows.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. Subsequently, FASB Staff Position 150-3 indefinitely deferred certain classification and measurement requirements of SFAS No. 150. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and must be applied to existing instruments for the first interim period beginning after June 15, 2003. The adoption of SFAS No.150 had no effect on the Company’s financial position, results of operations, or cash flows.

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

As a result of the cumulative losses over the prior three years, management concluded during the third quarter of fiscal year 2003 that a valuation allowance against net deferred tax assets was appropriate and recorded an allowance as of that date. As of December 26, 2003, a full valuation allowance on the net deferred tax assets has been recorded, with the exception of certain net deferred tax assets in specific foreign jurisdictions. In addition, the Company expects to provide a valuation allowance on any future tax benefits until the Company can sustain a level of profitability that demonstrates its ability to utilize these assets. Income taxes for the quarter and year-to-date periods relate to certain foreign operations where it is expected that income will be subject to tax.

5.	INVENTORIES

Inventories include material, labor and overhead and are stated at the lower of cost or market. Cost is determined on the first-in, first-out method. Inventories as of December 26, 2003 and June 27, 2003 consisted of the following:

	December 26, 2003	June 27, 2003
Finished goods	$4,063	$6,660
Work-in-process	6,065	5,499
Raw materials	16,058	18,279

Total inventories	$26,186	$30,438

6.	FINANCING AGREEMENT

The Company has a two-year secured revolving credit financing agreement with a commercial lender. Borrowings under the financing agreement may be used for working capital and general corporate purposes. The financing agreement provides a commitment of up to an aggregate amount of $20,000. The financing agreement allows for the issuance of letters of credit and cash borrowings. Letters of credit outstanding are limited to no more than $6,000. Cash borrowings are limited by certain availability reserves and a borrowing base, primarily a percentage of eligible domestic trade accounts receivable, up to the facility’s maximum availability less letters of credit outstanding.

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

The financing agreement is committed through November 6, 2004. Borrowings under the financing agreement bear interest at an applicable bank rate or LIBOR plus two and three-quarters percent (2.75%) per annum, payable monthly. The financing agreement required the payment of a facility fee of $150 at execution of the agreement, and requires a fee on the unused commitment of 0.375% per annum payable monthly and an administrative fee of $36 per annum. As of December 26, 2003, the Company had no borrowings outstanding under the financing agreement and letters of credit had been issued for $950 related to requirements under the Company’s workers compensation policies. Based upon the eligible borrowing base at December 26, 2003, available borrowings under the financing agreement were $10,411.

As a condition to closing on the financing agreement, the Company terminated its prior credit agreement with a bank, except that the Company continues to maintain letters of credit with the bank related to its workers compensation program, customer obligations, and equipment lease obligations. As of December 26, 2003, the aggregate amount of the letters of credit was $2,005. A cash compensating balance of $2,045 is maintained to secure the letters of credit, which has been classified as a current asset, as the terms for the letters of credit expire in less than one year.

7.	ACCRUED LIABILITIES

Accrued liabilities as of December 26, 2003 and June 27, 2003 consisted of the following:

	December 26, 2003	June 27, 2003
Accrued salary and benefit plan expense	$6,859	$5,151
Accrued payroll and sales tax expense	1,220	1,788
Accrued warranty expense	14,243	14,117
Accrued workers compensation expense	800	734
Accrued restructuring costs	306	2,274
Accrued income tax payable	4,346	3,405
Deferred income	2,614	2,320
Other	7,097	7,471

	$37,485	$37,260

8.	RESTRUCTURING COSTS AND PLANT CLOSING

Restructuring costs relate principally to employee severance and termination benefits and lease commitment costs resulting from the closure of facilities and other workforce reductions attributable to the Company’s efforts to reduce costs during prior fiscal years. An adjustment of $106 was made to reduce the restructuring accrual balance for changes in assumptions during the thirteen-week period ended December 26, 2003.

The following table provides detail on the activity and remaining restructuring accrual balance by category as of December 26, 2003.

	Accrual at June 27, 2003	Adjustment in Fiscal Year 2004	Cash Paid	Accrual at December 26, 2003
Employee severance and termination benefits	$1,812	$(106)	$(1,551)	$155
Contractual obligations and other	462	—	(311)	151

Total	$2,274	$(106)	$(1,862)	$306

Employee severance and termination benefit payments are being made on a weekly or bi-weekly basis, and as such, the Company anticipates payments for the remaining amounts accrued as of December 26, 2003 to substantially be paid out by June 26, 2004. The remaining amounts accrued as of December 26, 2003 related to contractual obligations will be paid out over their remaining term of 12 months, unless terminated early.

9.	LIQUIDITY

The Company’s primary sources of liquidity are cash on hand, cash flow from operations, and its revolving credit financing agreement.

Based on the restructuring initiatives implemented during fiscal year 2003, including the closing of the Company’s Manlius, New York manufacturing facility and Louviers, France operation, and taking into account projected sales and operating expenses, the Company expects to generate cash from operations during fiscal year 2004. The Company intends to continue initiatives to achieve a more cost-effective operation throughout fiscal year 2004. The Company believes that current cash and cash equivalent balances, as well as its financing agreement, will be adequate to cover operating cash requirements over the next twelve months. In addition, the Company sold most of its pre-petition trade claims in the bankruptcy cases of Adelphia Communications Corporation and affiliates on November 4, 2003 for an initial payment of $21,075 (see Note 14).

10.	COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive income, net of tax if applicable, are as follows:

	December 26, 2003	June 27, 2003
Unrealized gain (loss) on marketable securities	$22	$(1)
Foreign currency translation gain	5,563	2,433

Accumulated other comprehensive income	$5,585	$2,432

The components of comprehensive income (loss) for the thirteen-week and twenty-six periods ended December 26, 2003 and December 27, 2002 are as follows:

	Thirteen Weeks Ended
	December 26, 2003	December 27, 2002
Net income (loss)	$29,721	$(4,708)
Other comprehensive income:
Unrealized gain on marketable securities	20	2
Foreign currency translation gain	2,887	113

Other comprehensive income	2,907	115

Comprehensive income (loss)	$32,628	$(4,593)

	Twenty-six Weeks Ended
	December 26, 2003	December 27, 2002
Net income (loss)	$34,549	$(11,966)
Other comprehensive income:
Unrealized gain (loss) on marketable securities	23	(11)
Foreign currency translation gain	3,130	84

Other comprehensive income	3,153	73

Comprehensive income (loss)	$37,702	$(11,893)

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

	Thirteen Weeks Ended
	December 26, 2003	December 27, 2002
Net income (loss)	$29,721	$(4,708)

Weighted average common shares outstanding	36,737	36,355
Common share equivalents	1,560	—

Weighted average common shares and common share equivalents	38,297	36,355

Net income (loss) per share:
Basic	$0.81	$(0.13)
Diluted	$0.78	$(0.13)

	Twenty-six Weeks Ended
	December 26, 2003	December 27, 2002
Net income (loss)	$34,549	$(11,966)

Weighted average common shares outstanding	36,652	36,351
Common share equivalents	999	—

Weighted average common shares and common share equivalents	37,651	36,351

Net income (loss) per share:
Basic	$0.94	$(0.33)
Diluted	$0.92	$(0.33)

For the thirteen-week periods ended December 26, 2003 and December 27, 2002, stock options and warrants representing 2,363 and 6,731 common shares, respectively, were excluded from the diluted net income (loss) per share calculation because they were antidilutive. For the twenty-six week periods ended December 26, 2003 and December 27, 2002, stock options and warrants representing 3,759 and 6,623 common shares, respectively, were excluded from the diluted net income (loss) per share calculation because they were antidilutive.

12.	SEGMENT INFORMATION

The Company operates in three industry segments: Broadband Communication Products, Broadband Network Services, and Broadband Management Solutions. Due to changes in the structure of the Company’s internal organizations affecting the composition of its reportable segments, the Company has restated the segment information for the thirteen-week and twenty-six week periods ended December 27, 2002, to conform to the current year presentation.

The “management approach” required under SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” has been used to present the following segment information. This approach is based upon the way the management of the Company organizes segments within an enterprise for making operating decisions and assessing performance.

The following costs and asset categories are not allocated to segments, and are reflected in the table as “unallocated items”:

•	Corporate selling, general and administrative expenses, and technology oversight functions;

•	Restructuring costs;

•	Goodwill and other intangible asset impairment charges;

•	Income tax expense (benefit); and

•	Identifiable assets of cash and cash equivalents, marketable securities and other short-term investments, and certain other long-term corporate assets.

Information about industry segments for the thirteen-week periods ended December 26, 2003 and December 27, 2002 is as follows:

	Broadband Communications Products	Broadband Network Services	Broadband Management Solutions	Unallocated	Total
13 week period ended December 26, 2003
Net sales	$44,709	$10,574	$6,247	$—	$61,530
Depreciation and amortization	1,750	167	77	983	2,977
Income (loss) from operations	11,578	511	2,916	(6,852)	8,153
Income tax expense	—	—	—	367	367
Identifiable assets at December 26, 2003	85,083	29,044	6,434	61,759	182,320
Capital expenditures	209	72	26	73	380

13 week period ended December 27, 2002
Net sales	$46,059	$6,581	$1,334	$—	$53,974
Depreciation and amortization	3,553	176	174	408	4,311
Income (loss) from operations	2,097	239	(2,119)	(8,009)	(7,792)
Income tax benefit	—	—	—	(2,469)	(2,469)
Identifiable assets at December 27, 2002	195,638	24,947	13,884	47,315	281,784
Capital expenditures	1,281	11	20	303	1,615

Information about industry segments for the twenty-six week periods ended December 26, 2003 and December 27, 2002 is as follows:

	Broadband Communications Products	Broadband Network Services	Broadband Management Solutions	Unallocated	Total
26 week period ended December 26, 2003
Net sales	$91,266	$20,501	$6,530	$—	$118,297
Depreciation and amortization	3,479	335	160	1,975	5,949
Income (loss) from operations	24,224	1,744	924	(13,714)	13,178
Income tax expense	—	—	—	778	778
Identifiable assets at December 26, 2003	85,083	29,044	6,434	61,759	182,320
Capital expenditures	447	112	32	260	851

26 week period ended December 27, 2002
Net sales	$84,430	$12,600	$1,579	$—	$98,609
Depreciation and amortization	5,732	386	425	787	7,330
Income (loss) from operations	3,778	565	(5,174)	(16,985)	(17,816)
Income tax benefit	—	—	—	(5,842)	(5,842)
Identifiable assets at December 27, 2002	195,638	24,947	13,884	47,315	281,784
Capital expenditures	1,549	54	287	414	2,304

The Company and its subsidiaries operate in various geographic areas. The table below presents the Company’s operations in the following geographic areas:

	Thirteen Weeks Ended
	December 26, 2003	December 27, 2002
Sales:
United States	$45,258	$37,591
Europe	7,392	8,913
Asia	5,206	4,879
Canada	1,200	2,101
Latin America	2,474	490

Total	$61,530	$53,974

	Twenty-six Weeks Ended
	December 26, 2003	December 27, 2002
Sales:
United States	$87,897	$71,754
Europe	13,722	13,953
Asia	10,650	8,385
Canada	2,438	3,595
Latin America	3,590	922

Total	$118,297	$98,609

Property, plant and equipment, net by geographic region is as follows:

	December 26, 2003	December 27, 2002
United States	$19,193	$25,469
Europe	722	815
Other	572	567

Total	$20,487	$26,851

13.	GUARANTEES

As of December 26, 2003, the Company did not have any outstanding guarantees, except for product warranties. The Company warrants its products against defects in materials and workmanship, generally for two-to-five years, depending upon product lines and geographic regions. A provision for estimated future costs related to warranty activities is recorded when the product is shipped, based upon historical experience of known product failure rates and historical costs incurred in correcting product failures. In addition, from time to time, the recorded amount is adjusted for specifically identified warranty exposures if unforeseen technical problems arise.

Changes in the Company’s warranty liability during the twenty-six week period ended December 26, 2003 are as follows:

Balance as of June 27, 2003	$14,117
Warranties issued during the period	1,214
Settlements made during the period	(1,298)
Changes in the liability for pre-existing warranties during the period	210

Balance as of December 26, 2003	$14,243

14.	SALE OF BANKRUPTCY TRADE CLAIMS

The Company has filed unsecured claims in the bankruptcy cases of Adelphia and affiliates related to accounts receivable which were previously written-off in fiscal year 2002. On October 30, 2003, the Company entered into an agreement to sell substantially all of its pre-petition trade claims against Adelphia. Under the terms of the agreement, on November 4, 2003, the Company received $21,075 in an initial cash payment with additional amounts being held in escrow pending the resolution of certain contingencies. The $21,075 received from this transaction was recorded as a component of other income in the condensed consolidated statements of operations for the thirteen-week and twenty-six week periods ended December 26, 2003.

15.	GOODWILL

Goodwill was $17,272 and $15,034 as of December 26, 2003 and June 27, 2003, respectively. As of December 26, 2003 and June 27, 2003, goodwill was allocated by segment as follows:

	December 26, 2003	June 27, 2003
Broadband Communications Products:
United States	$2,048	$2,048
Europe	7,018	4,905
Asia	1,229	1,104

Total	10,295	8,057

Broadband Network Services:
United States	6,977	6,977

Total	$17,272	$15,034

The change in goodwill for the twenty-six week period ended December 26, 2003 relates to fluctuations in foreign currency exchange rates used to translate the goodwill related to foreign subsidiaries at the balance sheet date.

16.    LEGAL PROCEEDINGS

Certain former security holders and employees of Convergence.com Corporation, a company that was acquired in fiscal year 2000, filed claims against the Company in March 2001 alleging violations of state securities laws and certain other state law claims under a stock option plan. The complaint alleges that the damages suffered by the individuals approximate $2,130, which is based on the number of stock options multiplied by the highest price of the Company’s common stock since the acquisition, and does not take into account the exercise price, which the plaintiffs would have had to pay to the Company if the options were exercised. The complaint also assets claims for treble damages, and undetermined amount of punitive damages and reimbursement of attorney’s fees.

On January 23, 2004, the Superior Court of Forsyth County, Georgia granted the Company’s motion for summary judgment in full, thereby dismissing all claims against the Company. The plaintiffs have a period of time for which they can appeal the decision.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion addresses the financial condition of C-COR.net Corp. as of December 26, 2003, and the results of our operations for the thirteen-week and twenty-six week periods ended December 26, 2003, compared with the same periods of the prior fiscal year. This discussion should be read in conjunction with the Management’s Discussion and Analysis section for the fiscal year ended June 27, 2003, included in the Company’s Annual Report on Form 10-K.

Disclosure Regarding Forward-Looking Statements

Some of the information presented in this report contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, among others, our ability to expand our product offerings, fluctuations in demand for telecommunications equipment and broadband management services, fluctuations in network upgrade activity and the level of future network upgrade activity, the trend toward more fiber in the network, global demand for our products and services, our ability to expand our operations internationally, including the impact of the Philips Broadband Networks (PBN) acquisition, our assessment of credit risk related to major customers, and statements relating to our business strategy. Forward-looking statements represent our judgment regarding future events. Although we believe we have a reasonable basis for these forward-looking statements, we cannot guarantee their accuracy and actual results may differ materially from those anticipated due to a number of uncertainties, many of which we are not aware. Factors that could cause actual results to differ from expectations include, among others, capital spending patterns of the communications industry, our ability to develop new and enhanced products, continued industry consolidation, the development of competing technologies, changes in the credit profiles of major customers that would lead us to restrict new product shipments or record an increase in the allowance for doubtful accounts, timing of recognizing software revenues, and our ability to achieve our strategic objectives. For additional information concerning these and other important factors that may cause our actual results to differ materially from expectations and underlying assumptions, please refer to the reports filed by us with the Securities and Exchange Commission.

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

Overview of Financial Condition and Results of Operations

Net sales in the thirteen weeks ended December 26, 2003 were $61.5 million, an increase of 14% over the $54.0 million recorded in the same period a year earlier. Bookings were $60.6 million for a book-to-bill ratio of .99, currently reflecting steady overall demand for our products and services. We generally recognize revenue on sales of equipment when they are shipped, on sales of services as they are rendered in accordance with the terms of contracts, and on sales of software upon customer acceptance using the completed contract method. Sales of equipment are typically based on purchase orders and a substantial proportion of equipment sales are quick-turn orders that are received and fulfilled in the same quarter. Sales of services and software are typically based on longer-term contracts.

Software sales in the Broadband Management Solutions segment were particularly strong in the second quarter of fiscal year 2004 at $6.2 million, compared to $1.3 million in the same period a year earlier, a gain of 368%. This business is in the early stages of development and its sales are characterized by large one-time system deployments where revenue is recognized using the completed contract method upon customer acceptance. As a result, sales in this segment are likely to fluctuate significantly quarter to quarter for the foreseeable future and introduce greater volatility to our operating results than has been typical in the past, when the main source of volatility was the high proportion of quick-turn equipment sales.

The level of software sales in the first two quarters of fiscal year 2004 illustrates the volatility of the Broadband Management Solutions segment. Software sales in the first quarter were $283,000 and in the second quarter they were $6.2 million. For the third quarter of fiscal year 2004, we anticipate that software sales will be approximately $3 million and for the fourth quarter of fiscal year 2004, software sales could range between $1 million and $3 million. The level of software sales in the fourth quarter is dependent on the timing of new orders and the subsequent completion of delivery and customer acceptance on which revenue recognition would be based. Since the gross margins associated with software sales are substantially higher than our average gross margins, fluctuations in quarterly software sales have a disproportionate effect on operating results and earnings per share.

In October 2003, we also entered into an agreement to sell substantially all of our pre-petition bankruptcy trade claims against Adelphia Communications and affiliates. We received $21.1 million in an initial cash payment that was recorded as other income in the quarter. Additional amounts are being held in escrow pending the resolution of certain contingencies and we could receive up to an additional $10 million. For the twenty-six week period ended December 26, 2003 we generated $39.1 million in cash from operating activities, including the $21.1 million in proceeds from the sale of the Adelphia trade claims. Excluding the $21.1 million in proceeds from the trade claim, we generated $18.0 million in cash from operations compared to $2.6 million in the twenty-six weeks ended December 27, 2002. This improvement in cash flow from operations, together with the proceeds from the sale of the Adelphia trade claims, have strengthened our financial condition and liquidity.

Results of Operations

The following table contains information regarding the percentage to net sales of our condensed consolidated statements of operations for the thirteen-week and twenty-six week periods ended December 26, 2003 and December 27, 2002.

	Percentages of Net Sales
	Thirteen Weeks Ended		Twenty-six Weeks Ended
	December 26, 2003	December 27, 2002	December 26, 2003	December 27, 2002
Net sales:
Products	72.7%	85.3%	77.1%	85.6%
Services	27.3	14.7	22.9	14.4

Total net sales	100.0	100.0	100.0	100.0

Cost of sales:
Products	45.5	64.8	47.5	64.5
Services	16.7	11.9	15.9	12.4

Total cost of sales	62.2	76.7	63.4	76.9

Gross margin	37.8	23.3	36.6	23.1

Operating expenses:
Selling and administrative	15.3	23.1	15.7	24.6
Research and product development	8.5	13.7	8.9	14.0
Amortization of goodwill and other intangibles	0.9	0.9	0.9	0.8
Goodwill and other intangible assets impairment charge	0.0	0.0	0.0	0.0
Acquired in-process technology charge	0.0	0.0	0.0	1.6
Restructuring costs (recovery)	(0.2)	0.0	0.0	0.2
Total operating expenses	24.5	37.7	25.5	41.2

Income (loss) from operations	13.3	(14.4)	11.1	(18.1)

Interest expense	0.0	0.0	0.0	(0.2)
Investment income	0.3	0.2	0.3	0.7
Foreign exchange gain (loss)	1.0	0.9	0.6	(1.2)
Gain on sale of bankruptcy claim	34.3	0.0	17.8	0.0
Other income, net	0.0	0.0	0.1	0.8

Income (loss) before income taxes	48.9	(13.3)	29.9	(18.0)
Income tax expense (benefit)	0.6	(4.6)	0.7	(5.9)

Net income (loss)	48.3%	(8.7)%	29.2%	(12.1)%

Sales by Operating Segment:

The following table sets forth our net sales for the thirteen-week and twenty-six week periods ended December 26, 2003 and December 27, 2002, for each of our operating segments (dollar amounts in millions):

	Thirteen Weeks Ended				Twenty-six Weeks Ended
	December 26, 2003		December 27, 2002		December 26, 2003		December 27, 2002
	Net Sales	%	Net Sales	%	Net Sales	%	Net Sales	%
Operating Segment
Broadband Communications Products	$44.7	72.7%	$46.1	85.3%	$91.3	77.1%	$84.4	85.6%
Broadband Network Services	10.6	17.2	6.6	12.2	20.5	17.3	12.6	12.8
Broadband Management Solutions	6.2	10.1	1.3	2.5	6.5	5.6	1.6	1.6

	$61.5	100.0%	$54.0	100.0%	$118.3	100.0%	$98.6	100.0%

Net sales for the thirteen-week period ended December 26, 2003 were $61.5 million, an increase of 14% from the prior year’s sales of $54.0 million for the same period. The increase was primarily attributable to services revenues, which include both software sales and technical services. Net sales for the twenty-six-week period ended December 26, 2003 were $118.3 million, an increase of 20% from the prior year’s sales of $98.6 million for the same period. Revenues year-to-date have increased in each of the Company’s three operating segments. The increase was a result of capital spending and system upgrades of certain customers, primarily Adelphia, which positively affected both product and technical services revenues during the period, and increased spending on operational support software solutions.

Broadband Communications Products segment sales decreased by 3% to $44.7 million during the thirteen-week period, compared to $46.1 million for the same period of the prior year. Broadband Communications Products segment sales increased by 8% to $91.3 million during the twenty-six week period ended December 26, 2003, compared to $84.4 million for the same period of the prior year. The sales decrease for the quarter resulted from a decline in spending by certain domestic and European cable operators, which were partially offset by increased sales to Adelphia to support system upgrades during the period. The sales increase for the year-to-date period was largely attributable to upgrade spending by cable operators, primarily Adelphia, to rebuild portions of their networks. Optical product sales were $18.3 million and $40.2 million for the thirteen-week and twenty-six week periods ended December 26, 2003, compared to $20.5 million and $38.5 million for the same periods of the prior year. Sales of radio frequency amplifiers were $26.4 million and $51.1 million for the thirteen-week and twenty-six week periods ended December 26, 2003, compared to $25.6 million and $45.9 million for the same periods of the prior year. Broadband Communications Products sales are dependent on the capital spending levels of its customers which are driven by investment required to support information services such as Internet, telephony, video-on-demand and high definition television, and by maintenance of existing networks.

Broadband Network Services segment sales increased by 61% to $10.6 million during the thirteen-week period ended December 26, 2003, compared to $6.6 million for the same period of the prior year. Broadband Network Services segment sales increased by 63% to $20.5 million during the twenty-six week period ended December 26, 2003, compared to $12.6 million for the same period of the prior year. The increase for both the quarter and year-to-date periods resulted primarily from increased spending by Adelphia for technical services related to network upgrades.

Broadband Management Solutions segment sales increased to $6.2 million during the thirteen-week period ended December 26, 2003, compared to $1.3 million for the same period of the prior year. Broadband Management Solutions segment sales increased to $6.5 million during the twenty-six week period ended December 26, 2003, compared to $1.6 million for the same period of the prior year. The sales increase during the quarter and year-to-date periods was a result of customer acceptance for various network and workforce management software projects during the period. The Company’s software revenues are recognized on a completed contract basis. As a result of the revenue recognition policy for our Broadband Management Solutions segment, sales are likely to fluctuate quarter to quarter, based upon the timing of customer acceptance related to deployments and service delivery. Based on scheduled customer acceptances, the Company anticipates lower software sales in the third and fourth quarters of fiscal year 2004.

Domestic sales as a percentage of consolidated sales were 74% for both the thirteen-week and twenty-six week periods ended December 26, 2003, compared to 70% and 73% for the same periods of the prior year. Sales to domestic customers increased by 20% to $45.3 million during the thirteen-week period ended December 26, 2003, compared to $37.6 million for the same period of the prior year. Sales to domestic customers increased by 22% to $87.9 million during the twenty-six week period ended December 26, 2003, compared to $71.8 million for the same period of the prior year. The increase for the quarter resulted primarily from growth in Broadband Management Solutions segment sales of network and workforce management software, and in Broadband Network Services segment sales due to increased spending for technical services for network upgrades. The increase year-to-date is also a result of the aforementioned increase in sales of software and services, in addition to an increase in Broadband Communications Products sales resulting from increased capital expenditures by certain cable operators during the period.

International sales as a percentage of total consolidated sales were 26% for both the thirteen-week and twenty-six week periods ended December 26, 2003, compared to 30% and 27% for the same periods of the prior year. Sales to international customers remained relatively flat at $16.3 million for the thirteen-week period ended December 26, 2003, compared to $16.4 million for the same period in the prior year. Sales to international customers increased by 13% to $30.4 million for the twenty-six week period ended December 26, 2003, compared to $26.9 million for the same period in the prior year. Increased Broadband Communications Products segment sales to Latin America and Asia were offset by lower sales in Canada and Europe during the quarter and year-to-date periods. The international markets represent distinct markets in which capital spending decisions for hybrid fiber coax network equipment are affected by a variety of factors, including access to financing and general economic conditions.

At December 26, 2003, our backlog of orders was $57.2 million, including $24.5 million for Broadband Communications Products, $27.7 million for Broadband Network Services, and $5.0 million for Broadband Management Solutions. By comparison, backlog at the beginning of the quarter (September 26, 2003) was $58.2 million, including $25.2 million for Broadband Communications Products, $23.1 million for Broadband Network Services, and $9.9 million for Broadband Management Solutions. Our backlog increased in Broadband Network Services due to increased booking of system upgrade work, primarily to Adelphia, during the quarter. The decline in backlog for Broadband Management Solutions resulted from the revenue recognized during the quarter and lower new software bookings during the period. The Company includes in backlog customer orders that are anticipated to result in revenue being recognized over the next twelve months. The majority of orders in backlog for the Broadband Communications Products division will result in revenue over the next six months while orders in backlog of the other two divisions typically include a substantial proportion that will result in revenue over the latter part of the twelve month period.

Gross margins were 37.8% and 36.6% for the thirteen-week and twenty-six week periods ended December 26, 2003, compared to 23.3% and 23.1% for the same periods of the prior year. For the Broadband Communications Products segment, gross margins were 37.3% and 38.3% for the thirteen-week and twenty-six week periods ended December 26, 2003, compared to 24.1% and 24.7% for the same periods of the prior year. The increases in Broadband Communications Products segment gross margins were due to reduced operating costs resulting from the closing of our Manlius, New York manufacturing facility in the fourth quarter of fiscal year 2003, and shifts in product mix. In addition, the results year-to-date included the sale of approximately $2.2 million of inventory that was previously fully reserved, resulting from unanticipated demand for certain products that consumed inventory previously identified as either obsolete or excess. For the Broadband Network Services segment, gross margins were 16.2% and 17.7% for the thirteen-week and twenty-six week periods ended December 26, 2003, compared to 17.8% and 18.5% for the same periods of the prior year. Although sales volume increased during the current quarter and year-to-date periods, gross margins declined due to start-up costs for projects that began during the periods. For the Broadband Management Solutions segment, gross margins were 77.7% and 71.0% for the thirteen-week and twenty-six week periods ended December 26, 2003, compared to 22.4% and (22.6%) for the same periods of the prior year. The increased gross margins for both the quarter and year-to-date periods were a result of the higher revenue recognized on network and workforce management software, due to the timing of customer acceptances. We anticipate that our future gross margin will continue to be affected by many factors, including revenue levels in general, sales mix, competitive pricing, the timing of new product introductions and the timing of deployments of our operational support services solutions, because the majority of these contracts are being accounted for on a completed contract basis, which is based on the timing of acceptance by the customer.

Selling and administrative expenses were $9.4 million (15.3% of net sales) for the thirteen-week period ended December 26, 2003, compared to $12.5 million (23.1% of net sales) for the same period of the prior year. Selling and administrative expenses were $18.6 million (15.7% of net sales) for the twenty-six week period ended December 26, 2003, compared to $24.3 million (24.6% of net sales) for the same period of the prior year. Selling and administrative expenses decreased during the thirteen-week period ended December 26, 2003, compared to the same period of the prior year, as a result of the collection of $1.6 million in delinquent accounts receivable that were previously reserved for, and decreases in personnel and administrative expense due to reductions in our workforce implemented in fiscal year 2003 to achieve a more favorable cost structure. Selling and administrative expenses decreased during the twenty-six week period ended December 26, 2003, compared to the same period of the prior year, as a result of the settlement of a liability related to certain marketing costs for $700,000 less than its recorded value, the collection of delinquent accounts receivable that were previously reserved for, and decreases in personnel and administrative expense due to reductions in our workforce implemented in fiscal year 2003 to achieve a more favorable cost structure.

Research and product development expenses were $5.2 million (8.5% of net sales) for the thirteen-week period ended December 26, 2003, compared to $7.4 million (13.7% of net sales) for the same period of the prior year. Research and product development expenses were $10.5 million (8.9% of net sales) for the twenty-six week period ended December 26, 2003, compared to $13.8 million (14.0% of net sales) for the same period of the prior year. Research and product development expenses in the Broadband Communications Products segment were $4.0 million and $8.1 million for the thirteen-week and twenty-six week periods ended December 26, 2003, compared to $5.8 million and $10.7 million for the same periods of the prior year. The decreases were primarily due to lower personnel costs resulting from workforce reductions to achieve a more favorable cost structure. Research and product development expenses in the Broadband Management Solutions segment were $1.1 million and $2.1 million for the thirteen-week and twenty-six week periods ended December 26, 2003, compared to $1.4 million and $2.8 million for the same periods of the prior year. The decreases were primarily due to lower personnel costs resulting from workforce reductions and lower expenses for the development of operational support solutions. Other research and product development expenses, not charged to segments, were $144,000 and $282,000 for the thirteen-week and twenty-six week periods ended December 26, 2003, compared to $168,000 and $301,000 for the same periods of the prior year. We believe continued commitment to product development efforts will be required for us to remain competitive, and anticipate continuing investments in research and product development expenses in future periods related to ongoing initiatives in the development of network distribution and transmission products and operational support software solutions.

Operating income (excluding unallocated items) for the Broadband Communications Products segment was $11.6 million and $24.2 million for the thirteen-week and twenty-six week periods ended December 26, 2003, compared to operating income of $2.1 million and $3.8 million for the same periods of the prior year. The increase in operating income for the quarter and year-to-date periods ended December 26, 2003 was primarily attributable to the increase in gross margins, reductions in our allowance for doubtful accounts due to collections of past due receivables, and lower operating expenses resulting from improvements in our cost structure. In addition, the consumption of obsolete and excess inventories previously fully reserved for, and the settlement of a liability for an amount below its recorded value impacted the current year-to-date period favorably. Operating income (excluding unallocated items) for the Broadband Network Services segment was $511,000 and $1.7 million for the thirteen-week and twenty-six week periods ended December 26, 2003, compared to operating income of $239,000 and $565,000 for the same periods of the prior year. The increase in operating income for the quarter and year-to-date periods resulted primarily from the higher sales volume. Operating income (excluding unallocated items) for the Broadband Management Solutions segment was $2.9 million and $924,000 for the thirteen-week and twenty-six week periods ended December 26, 2003, compared to operating losses of $2.1 million and $5.2 million for the same periods of the prior year. The increase in the operating income for this segment resulted primarily from the increase in revenue recognized on network and workforce management software, and lower research and development costs for operational support solutions.

Interest expense was immaterial for the thirteen-week periods ended December 26, 2003 and December 27, 2002. Interest expense was $41,000 for the twenty-six week period ended December 26, 2003, compared to $236,000 for the same period of the prior year. The decrease in interest expense on a year-to-date basis resulted from a $200,000 imputed interest charge incurred in the prior year period related to the PBN acquisition.

Investment income was $216,000 for the thirteen-week period ended December 26, 2003, compared to $138,000 for the same period of the prior year. Investment income was $310,000 for the twenty-six week period ended December 26, 2003, compared to $729,000 for the same period of the prior year. The changes in investment income result primarily from fluctuations in our average investment balances during the quarter and year-to-date periods, compared to the same periods a year ago.

Foreign exchange gain was $624,000 for the thirteen-week period ended December 26, 2003, compared to a gain of $468,000 for the same period of the prior year. Foreign exchange gain was $733,000 for the twenty-six week period ended December 26, 2003, compared to a loss of $1.2 million for the same period of the prior year. The gain for the thirteen-week period was due primarily to a continued weakening in the US dollar against the Euro, and resulted primarily from remeasurement of U.S. dollar denominated liabilities held by our foreign operations. For the year-to-date period, the foreign exchange loss in the prior year included a $1.6 million loss related to the settlement of a foreign exchange forward contract.

Other income, net was immaterial for the thirteen-week periods ended December 26, 2003 and December 27, 2002. Other income, net was $72,000 for the twenty-six week period ended December 26, 2003, compared to other income, net of $756,000 for the same period of the prior year. Other income, net for the prior year period included an $800,000 partial recovery on a note receivable from a third party that had been fully reserved for by the Company.

Income tax expense was $367,000 for the thirteen-week period ended December 26, 2003, compared to an income tax benefit of $2.5 million for the same period of the prior year. Income tax expense was $778,000 for the twenty-six week period ended December 26, 2003, compared to an income tax benefit of $5.8 million for the same period of the prior year. Income taxes for the quarter and year-to-date periods relate to certain foreign operations where it is expected that income will be subject to tax. The Company has assessed the realizability of its deferred tax assets, giving consideration to historical operating losses, scheduled reversals of deferred tax liabilities, projected future taxable income and tax planning strategies. As a result of the cumulative losses over the past three years, management concluded during the third quarter of fiscal year 2003 that a valuation allowance against net deferred tax assets was appropriate and recorded an allowance as of that date. As of December 26, 2003, realization of any future benefit from deductible temporary differences, net operating loss and tax credit carryforwards is uncertain. Therefore, the Company has continued to record a valuation allowance for the full amount of its net deferred tax assets, with the exception of certain net deferred tax assets in specific foreign jurisdictions. We expect to record valuation allowances related to net tax benefits arising from temporary differences and operating loss carryforwards until a level of profitability is sustained that demonstrates it is more likely than not that the Company will be able to realize all or part of the tax benefits represented by the deferred tax assets.

Liquidity and Capital Resources

As of December 26, 2003, cash and cash equivalents totaled $64.0 million, up from $22.6 million at June 27, 2003.

As of December 26, 2003, we had restricted cash of $2.0 million. Our restricted cash represents an arrangement with a bank whereby a cash compensating balance is maintained to secure certain letters of credit issued on behalf of the Company. The total cash compensating balance has been classified as a current asset as of December 26, 2003, as the terms for the letters of credit expire in less than one year. We are entitled to the interest earnings on our restricted cash balance.

Working capital was $80.8 million at December 26, 2003, compared to $37.6 million at June 27, 2003. The increase in working capital was primarily attributable to cash proceeds received on the sale of our bankruptcy trade claims against Adelphia and its affiliates, as well as increased cash generated from operations and financing activities during the period.

Net cash provided by operating activities was $39.1 million for the twenty-six week period ended December 26, 2003, compared with $2.6 million for the same period of the prior year. The major elements of the change for the twenty-six week period ended December 26, 2003 included net income for the period of $34.5 million, which includes $21.1 million from the sale of our bankruptcy trade claim with Adelphia and its affiliates, and reductions in inventory, which were offset by increases in accounts receivables and reductions in accounts payable.

Net cash used in investing activities was $851,000 for the twenty-six week period ended December 26, 2003, compared to cash used in investing activities of $79.3 million for the same period of the prior year. Cash used in the current year period was for the purchase of property, plant and equipment. The cash used in investing activities during the same period of the prior year was comprised primarily of $73.4 million of cash for the acquisition of PBN assets and operations, $3.6 million for the payment of an earnout provision associated with our Aerotec Communications, Inc. acquisition, and $2.3 million for the purchase of property, plant and equipment.

Net cash provided by financing activities was $2.4 million for the twenty-six week period ended December 26, 2003, compared with cash used in financing activities of $62,000 for the same period of the prior year. The current year activity primarily represented proceeds from the exercise of stock options and warrants.

The Company has a two-year secured revolving credit financing agreement with a commercial lender. Borrowings under the financing agreement may be used for working capital and general corporate purposes. The financing agreement provides a commitment of up to an aggregate amount of $20.0 million. The financing agreement allows for the issuance of letters of credit and cash borrowings. Letters of credit outstanding are limited to no more than $6.0 million. Cash borrowings are limited by certain availability reserves and a borrowing base, primarily a percentage of eligible domestic trade accounts receivables, up to the facility’s maximum availability less letters of credit outstanding.

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

The financing agreement is committed through November 6, 2004. Borrowings under the financing agreement bear interest at an applicable bank rate or LIBOR plus two and three-quarters percent (2.75%) per annum, payable monthly. The financing agreement required the payment of a facility fee of $150,000 at execution and requires a fee on the unused commitment of 0.375% per annum payable monthly, and an administrative fee of $36,000 per annum. As of December 26, 2003, the Company had no borrowings outstanding on the financing agreement and letters of credit for $950,000 have been issued related to requirements under our workers compensation policies. Based upon the eligible borrowing base at December 26, 2003, available borrowings under the financing agreement were $10.4 million.

As a condition for closing on the financing agreement, the Company terminated its prior credit agreement with a bank, except that the Company continues to maintain letters of credit with the bank related to our workers compensation program, customer obligations, and equipment lease obligations. As of December 26, 2003, the aggregate amount of the letters of credit was $2.0 million. We are required to maintain cash deposits of $2.0 million as collateral for these letters of credit.

Working Capital Outlook

Our main source of liquidity is our unrestricted cash on hand. We believe that restructuring initiatives completed in fiscal year 2003, including the closing of our Manlius, New York manufacturing facility and our Louviers, France operation, have produced cash savings during the twenty-six week period ended December 26, 2003. We intend to continue our initiatives to achieve more cost-effective operations throughout fiscal year 2004. Although no specific restructuring actions are planned at the present time, if a decline in spending occurs in the cable industry, we may undertake additional restructuring initiatives and incur expenses in amounts that have not yet been determined.

We believe that current cash and cash equivalents balances, as well as our financing agreement, will be adequate to cover our operating cash requirements over the next 12 months. However, we may find it necessary or desirable to seek other sources of financing to support our capital needs and provide available funds for working capital, or financing strategic initiatives, including acquiring or investing in complementary businesses, products, services, or technologies. Given the current status of the communications industry and its impact on our near term financial results and the restrictions in the financing agreement, we believe there are limited alternatives available as sources of additional financing. Accordingly, any plan to raise additional capital would likely involve equity-based financing, such as the issuance of common stock, preferred stock, or subordinated convertible debt securities and warrants under the Company’s previously filed shelf registration statement, which would be dilutive to existing shareholders.

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

The Company is exposed to foreign currency exchange rate risks inherent in its sales commitments, anticipated sales, and assets and liabilities denominated in currencies other than the United States dollar. We attempt to minimize exposure to currencies by managing our operating activities and net asset positions. As of December 26, 2003, our exposure to foreign currencies related primarily to intercompany foreign currency transactions where settlement is anticipated, as well as the additional consideration that is owed related to the acquisition of PBN. The final purchase price consideration of 604,000 Euros for the PBN acquisition was paid as of January 7, 2004.

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

(a)	Evaluation of disclosure controls and procedures

Our chief executive officer and our chief financial officer, after evaluating our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15d-15(e)) as of December 26, 2003, have concluded that as of December 26, 2003, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

(b)	Changes in Internal Controls

Subsequent to December 26, 2003, there were no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures, nor were there any significant deficiencies or material weaknesses in our internal controls. As a result, no corrective actions were required or undertaken.

The Company has undertaken a broad review of its internal controls over financial reporting as part of its compliance initiatives with Section 404 of the Sarbanes-Oxley Act. As a result of this review, the Company has made enhancements to its control environment, and will continue to do so, on an ongoing basis.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Certain former security holders and employees of Convergence.com Corporation, a company that was acquired in fiscal year 2000, filed claims against the Company in March 2001 alleging violations of state securities laws and certain other state law claims under a stock option plan. The complaint alleges that the damages suffered by the individuals approximate $2.1 million, which is based on the number of stock options multiplied by the highest price of the Company’s common stock since the acquisition, and does not take into account the exercise price, which the plaintiffs would have had to pay to the Company if the options were exercised. The complaint also asserts claims for treble damages, an undetermined amount of punitive damages and reimbursement of attorney’s fees.

On January 23, 2004, the Superior Court of Forsyth County, Georgia granted the Company’s motion for summary judgment in full, thereby dismissing all claims against the Company. The plaintiffs have a period of time for which they can appeal the decision.

Item 4.	Submission of Matters to a Vote of Shareholders

The Company’s annual meeting of shareholders was held on October 14, 2003. The record date was September 5, 2003, at which time there were 36,571,189 shares outstanding and entitled to vote at the annual meeting. The following items were submitted to a vote by shareholders.

1. The election of four directors, three to serve for full terms expiring in 2006 and one to serve for the final year of a three-year term expiring in 2004.

2. Ratification of KPMG LLP as independent auditors for the 2004 fiscal year.

Michael J. Farrell and Rodney M. Royse were re-elected and Lance T. Shaner was elected as directors to serve until the 2006 annual meeting of shareholders, and Anthony A. Ibarguen was elected as a director to serve until the 2004 annual meeting of shareholders.

The voting results for the matters noted above are set forth as follows:

1.	The election of four directors, three to serve for full terms expiring in 2006 and one to serve for the final year of a three-year term expiring in 2004.

Name of Nominee	Votes For	Votes Against
Michael J. Farrell	33,991,455	566,390
Rodney M. Royse	33,541,242	1,016,603
Lance T. Shaner	34,099,767	458,078
Anthony A. Ibarguen	34,107,677	450,168

2.	Ratification of KPMG LLP as independent auditors for the 2004 fiscal year.

Votes For	Votes Against	Abstained
29,904,091	4,577,278	76,476

Item 6.	Exhibits and Reports on Form 8-K

The following exhibits are included herein:

(10)(1)	Assignment of Claim Agreement, dated as of October 28, 2003, by and among C-COR.net Corp., in its own capacity and as successor by merger with Philips Broadband Networks, Inc., Broadband Network Services, Inc. and Satellite Asset Management, L.P.

(10)(2)	Escrow Agreement, dated as of October 28, 2003, by and among C-COR.net Corp., in its own capacity and as successor by merger with Philips Broadband Networks, Inc., Broadband Network Services, Inc. and Satellite Asset Management, L.P.

(15)	Letter re: Unaudited Interim Financial Information.

(31)(1)	Rule 13a-14(a) and 15d-14(a) Certification of Chief Executive Officer

(31)(2)	Rule 13a-14(a) and 15d-14(a) Certification of Chief Financial Officer

(32)(1)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 135

(32)(2)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 135

Reports on Form 8-K

On November 3, 2003, the Company filed a Form 8-K dated October 31, 2003, announcing that it had entered into an agreement to sell substantially all of its pre-petition trade claims against Adelphia Communication Corporation and its affiliates.

On November 14, 2003, the Company filed a Form 8-K dated November 14, 2003, announcing it was holding an Analyst Day at its Headquarters, and to file the related informational materials.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

C-COR. NET CORP. (Registrant)

Date: February 6, 2004	/s/ DAVID A. WOODLE

Chief Executive Officer

Date: February 6, 2004	/s/ WILLIAM T. HANELLY

Chief Financial Officer (Principal Financial Officer)

Date: February 6, 2004	/s/ JOSEPH E. ZAVACKY

Controller & Assistant Secretary (Principal Accounting Officer)