Form 10-Q
period 2004-03-26
C COR NET CORP
filed 2004-05-07
CIK 350621

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the thirteen-week period ended: March 26, 2004

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

Common Stock, $.05 Par Value - 43,012,386 shares as of April 28, 2004.

C-COR.net Corp.

Independent Accountants’ Review Report

The Board of Directors and Shareholders

C-COR.net Corp.:

We have reviewed the condensed consolidated balance sheet of C-COR.net Corp. and subsidiaries as of March 26, 2004, the related condensed consolidated statements of operations for the thirteen-week and thirty-nine week periods ended March 26, 2004 and March 28, 2003, and the related condensed consolidated statements of cash flows for the thirty-nine week periods ended March 26, 2004 and March 28, 2003. These condensed consolidated financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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

/s/ KPMG LLP
Harrisburg, Pennsylvania May 5, 2004

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

C-COR.net Corp.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	March 26, 2004	June 27, 2003
ASSETS
Current assets
Cash and cash equivalents	$107,565	$22,609
Restricted cash	1,637	2,300
Marketable securities	41,502	2
Accounts receivable, net	38,855	35,750
Inventories	24,934	30,438
Other current assets	4,030	4,760

Total current assets	218,523	95,859
Property, plant and equipment, net	18,411	24,418
Goodwill	17,079	15,034
Other intangible assets, net	2,286	3,936
Deferred taxes	—	507
Other long-term assets	3,100	3,091

Total assets	$259,399	$142,845

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$21,125	$20,299
Accrued liabilities	31,009	37,260
Deferred taxes	509	528
Current portion of long-term debt	160	175

Total current liabilities	52,803	58,262
Long-term debt, less current portion	811	938
Deferred taxes	142	—
Other long-term liabilities	2,572	2,116

Total liabilities	56,328	61,316

Commitments and contingent liabilities
Shareholders’ equity
Preferred stock, no par value; authorized shares of 2,000,000; none issued	—	—
Common stock, $.05 par; authorized shares of 100,000,000; issued shares of 46,614,924 as of March 26, 2004 and 40,210,226 as of June 27, 2003	2,331	2,011
Additional paid-in capital	343,605	264,662
Accumulated other comprehensive income	5,156	2,432
Accumulated deficit	(113,671)	(153,211)
Treasury stock at cost, 3,645,850 shares as of March 26, 2004 and 3,647,509 shares as of June 27, 2003	(34,350)	(34,365)

Shareholders’ equity	203,071	81,529

Total liabilities and shareholders’ equity	$259,399	$142,845

See independent accountants’ review report and notes to condensed consolidated financial statements.

C-COR.net Corp.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended
	March 26, 2004	March 28, 2003
Net sales:
Products	$45,209	$44,309
Services	13,218	5,791

Total net sales	58,427	50,100

Cost of sales:
Products	26,267	33,520
Services	8,655	4,674
Excess and obsolete inventory charge	—	18,109

Total cost of sales	34,922	56,303

Gross margin	23,505	(6,203)

Operating expenses:
Selling and administrative	12,158	13,741
Research and product development	5,539	7,640
Amortization of intangibles	550	622
Goodwill impairment charge	—	40,022
Acquired in-process technology	—	(760)
Restructuring costs (recovery)	(109)	200

Total operating expenses	18,138	61,465

Income (loss) from operations	5,367	(67,668)
Interest expense	(27)	(14)
Investment income	394	98
Foreign exchange gain (loss)	(255)	49
Other income (expense), net	125	(216)

Income (loss) before income taxes	5,604	(67,751)
Income tax expense	613	46,890

Net income (loss)	$4,991	$(114,641)

Net income (loss) per share:
Basic	$0.13	$(3.15)
Diluted	$0.12	$(3.15)
Weighted average common shares and common share equivalents:
Basic	39,012	36,365
Diluted	41,201	36,365

See independent accountants’ review report and notes to condensed consolidated financial statements.

C-COR.net Corp.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Thirty-nine Weeks Ended
	March 26, 2004	March 28, 2003
Net sales:
Products	$136,475	$128,739
Services	40,249	19,970

Total net sales	176,724	148,709

Cost of sales:
Products	82,539	96,208
Services	27,420	16,876
Excess and obsolete inventory charge	—	19,035

Total cost of sales	109,959	132,119

Gross margin	66,765	16,590

Operating expenses:
Selling and administrative	30,777	37,997
Research and product development	16,008	21,446
Amortization of intangibles	1,650	1,411
Goodwill impairment charge	—	40,022
Acquired in-process technology charge	—	800
Restructuring costs (recovery)	(215)	398

Total operating expenses	48,220	102,074

Income (loss) from operations	18,545	(85,484)
Interest expense	(68)	(250)
Investment income	704	827
Foreign exchange gain (loss)	478	(1,192)
Gain on sale of bankruptcy trade claims	21,075	—
Other income, net	197	540

Income (loss) before income taxes	40,931	(85,559)
Income tax expense	1,391	41,048

Net income (loss)	$39,540	$(126,607)

Net income (loss) per share:
Basic	$1.06	$(3.48)
Diluted	$1.02	$(3.48)
Weighted average common shares and common share equivalents:
Basic	37,439	36,356
Diluted	38,835	36,356

See independent accountants’ review report and notes to condensed consolidated financial statements.

C-COR.net Corp.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Thirty-nine Weeks Ended
	March 26, 2004	March 28, 2003
Operating Activities:
Net income (loss)	$39,540	$(126,607)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	8,561	10,317
Acquired in-process technology charge	—	800
Goodwill impairment charge	—	40,022
Deferred income taxes	647	40,864
Other, net	(31)	6
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts and notes receivable	(2,204)	12,635
Inventories	6,085	23,559
Other assets	869	8,840
Accounts payable	612	(7,922)
Accrued liabilities	(6,532)	(8,651)
Deferred retirement salary plan	19	23

Net cash provided by (used in) operating activities	47,566	(6,114)

Investing Activities:
Purchase of property, plant and equipment	(1,150)	(3,387)
Proceeds from the sale of property, plant and equipment	315	12
Purchase of marketable securities	(41,500)	—
Acquisitions, net of cash acquired	—	(77,044)

Net cash used in investing activities	(42,335)	(80,419)

Financing Activities:
Payment of debt and capital lease obligations	(117)	(192)
Proceeds from issuance of common stock to employee stock purchase plan	5	127
Proceeds from exercise of stock options and stock warrants	9,684	56
Proceeds from issuance of common stock, net	69,574	—
Issue (purchase) of treasury stock for deferred compensation plan	15	(90)

Net cash provided by (used in) financing activities	79,161	(99)

Effect of exchange rate changes on cash	564	434

Increase (decrease) in cash and cash equivalents	84,956	(86,198)
Cash and cash equivalents at beginning of period	22,609	111,858

Cash and cash equivalents at end of period	$107,565	$25,660

Supplemental cash flow information:
Non-cash investing and financing activities
Fair value adjustment of available-for-sale securities	$39	$(9)

See independent accountants’ review report and notes to condensed consolidated financial statements

C-COR.net Corp.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands except per share data)

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and, in the opinion of management, contain all adjustments (consisting only of normal, recurring adjustments except as noted) necessary to fairly present C-COR.net Corp.’s (the Company) consolidated financial position as of March 26, 2004 and the consolidated results of operations for the thirteen-week and thirty-nine week periods ended March 26, 2004 and March 28, 2003. Operating results for the thirteen-week and thirty-nine week periods ended March 26, 2004 are not necessarily indicative of the results that may be expected for the year ending June 25, 2004, due to the cyclical nature of the industry in which the Company operates, timing of recognizing revenues from the sale of operational support software systems, fluctuations in currencies related to intercompany foreign currency transactions where settlement is anticipated, and changes in overall conditions that could affect the carrying value of assets and liabilities. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the fiscal year ended June 27, 2003 (fiscal year 2003).

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A detailed description of the Company’s significant accounting policies is set forth in the Notes to Consolidated Financial Statements of the Company’s Form 10-K for fiscal year 2003.

Accounting for Employee Stock Award Plans

The Company accounts for its stock award plans in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” If charges for the Company’s stock plans had been determined based on the fair value method at the grant dates, as prescribed in Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income (loss) and net income (loss) per share would have been as follows:

	Thirteen Weeks Ended
	March 26, 2004	March 28, 2003
Net income (loss)	$4,991	$(114,641)
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects if applicable	(1,572)	(3,057)

Pro forma net income (loss)	$3,419	$(117,698)

Net income (loss) per share:
Basic – as reported	$0.13	$(3.15)
Basic – pro forma	$0.09	$(3.24)
Diluted – as reported	$0.12	$(3.15)
Diluted – pro forma	$0.08	$(3.24)

	Thirty-nine Weeks Ended
	March 26, 2004	March 28, 2003
Net income (loss)	$39,540	$(126,607)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects if applicable	131	—
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects if applicable	(5,621)	(8,057)

Pro forma net income (loss)	$34,050	$(134,664)

Net income (loss) per share:
Basic – as reported	$1.06	$(3.48)
Basic – pro forma	$0.91	$(3.70)
Diluted – as reported	$1.02	$(3.48)
Diluted – pro forma	$0.90	$(3.70)

Recently Issued Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities”, which requires companies to consolidate certain types of variable interest entities. A variable interest entity is an entity that has inadequate invested equity at risk to meet expected future losses, or whose holders of the equity investments lack any of the following three characteristics: (i) the ability to make decisions about the entity’s activities; (ii) the obligation to absorb the entity’s losses if they occur; or (iii) the right to receive the entity’s future returns if they occur. FIN 46 is applicable immediately for all variable interests created after January 31, 2003. For all variable interest entities created before February 1, 2003, the provisions of FIN 46 are effective for financial statements issued for the first period ending after December 15, 2003. The adoption of FIN 46 had no effect on the Company’s financial position, results of operations, or cash flows.

In December 2003, the FASB issued a revision to FIN 46 (FIN 46R) to address various technical corrections and implementation issues that have arisen since issuance. The provisions of FIN 46R are effective for financial periods ending after March 15, 2004. The adoption of the new provisions had no effect on the Company’s financial position, results of operations, or cash flows.

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

4. RESTRUCTURING COSTS AND PLANT CLOSING

Restructuring costs relate principally to employee severance and termination benefits and lease commitment costs resulting from the closure of facilities and other workforce reductions attributable to the Company’s efforts to reduce costs during prior fiscal years. A cash recovery of $109 was received during the thirteen-week period ended March 26, 2004 related to costs previously charged to restructuring in prior periods. For the thirty-nine week period ended March 26, 2004, an adjustment of $215 was made to reduce the restructuring accrual balance for changes in assumptions as well as the previously mentioned cash recovery.

The following table provides detail on the activity and remaining restructuring accrual balance by category as of March 26, 2004.

	Accrual at June 27, 2003	Adjustment in Fiscal Year 2004	Net Cash Paid	Accrual at March 26, 2004
Employee severance and termination benefits	$1,812	$(215)	$(1,484)	$113
Contractual obligations and other	462	—	(334)	128

Total	$2,274	$(215)	$(1,818)	$241

Employee severance and termination benefit payments are being made on a weekly or bi-weekly basis, and as such, the Company anticipates payments for the remaining amounts accrued as of March 26, 2004 to substantially be paid out by June 25, 2004. The remaining amounts accrued as of March 26, 2004 related to contractual obligations will be paid out over their remaining term of nine months, unless terminated early.

5. INVENTORIES

Inventories include material, labor and overhead and are stated at the lower of cost or market. Cost is determined on the first-in, first-out method. Inventories as of March 26, 2004 and June 27, 2003 consisted of the following:

	March 26, 2004	June 27, 2003
Finished goods	$5,661	$6,660
Work-in-process	5,337	5,499
Raw materials	13,936	18,279

Total inventories	$24,934	$30,438

6. GOODWILL

Goodwill was $17,079 and $15,034 as of March 26, 2004 and June 27, 2003, respectively. As of March 26, 2004 and June 27, 2003, goodwill was allocated by segment as follows:

	March 26, 2004	June 27, 2003
Broadband Communications Products:
United States	$1,832	$1,832
Europe	6,822	4,905
Asia	1,448	1,320

	10,102	8,057
Broadband Network Services:
United States	6,977	6,977

Total	$17,079	$15,034

The change in goodwill for the thirty-nine week period ended March 26, 2004 was due to fluctuations in foreign currency exchange rates used to translate the goodwill related to foreign subsidiaries at the balance sheet date.

On June 29, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” Under this standard, goodwill is no longer amortized over its useful life. Rather, goodwill is subject to a periodic impairment test based on its fair value. The Company has selected the end of its third fiscal quarter of each year to reassess the value of its reporting units and related goodwill balances, or at other times if events have occurred or circumstances exist that indicate the carrying amount of goodwill may not be recoverable. The Company obtained an independent appraisal as of March 26, 2004 to assess the fair value of its reporting units to determine whether goodwill carried on its books was impaired and the extent of such impairment, if any. The independent appraisal used the income approach to measure the fair value of the Company’s business units. Under the income approach, value is dependent on the present value of future economic benefits to be derived from ownership. Future net cash flows available for distribution are discounted at market-based rates of return to provide indications of value. Based upon this independent appraisal, the Company determined that its current goodwill balances were not impaired as of March 26, 2004.

7. FINANCING AGREEMENT

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

The financing agreement is committed through November 6, 2004. Borrowings under the financing agreement bear interest at an applicable bank rate or LIBOR plus two and three-quarters percent (2.75%) per annum, payable monthly. The financing agreement required the payment of a facility fee of $150 at execution of the agreement, and requires a fee on the unused commitment of 0.375% per annum payable monthly and an administrative fee of $36 per annum. As of March 26, 2004, the Company had no borrowings outstanding under the financing agreement and letters of credit had been issued for $950 related to requirements under the Company’s workers compensation policies. Based upon the eligible borrowing base at March 26, 2004, available borrowings under the financing agreement were $9,082.

As a condition to closing on the financing agreement, the Company terminated its prior credit agreement with a bank, except that the Company continues to maintain letters of credit provided by the bank related to the Company’s workers compensation program, customer obligations, and equipment lease obligations. As of March 26, 2004, the aggregate amount of the letters of credit was $1,605. A cash compensating balance of $1,637 is maintained to secure the letters of credit, which has been classified as a current asset, as the terms for the letters of credit expire in less than one year.

8. ACCRUED LIABILITIES

Accrued liabilities as of March 26, 2004 and June 27, 2003 consisted of the following:

	March 26, 2004	June 27, 2003
Accrued salary and benefit plan expense	$6,006	$5,151
Accrued payroll and sales tax expense	1,416	1,788
Accrued warranty expense	11,994	14,117
Accrued workers compensation expense	788	734
Accrued restructuring costs	241	2,274
Accrued income tax payable	3,590	3,405
Deferred revenue	1,376	2,320
Other	5,598	7,471

	$31,009	$37,260

9. PUBLIC OFFERING

The Company previously filed a registration statement, which was declared effective in February 2002, covering any combination of common stock, preferred stock, debt securities and warrants up to an aggregate of $150,000. Such securities could be sold from time to time in one or more offerings. The Company’s ability to sell securities off its shelf registration statement or to access the private placement markets will depend on a number of factors at the time of the proposed sale, including the Company’s current financial condition and market conditions.

On February 26, 2004, the Company completed a follow-on public offering of its common stock in which 5,060 shares of common stock were sold at a price of $14.50 per share. The offering resulted in net proceeds (after deducting issuance costs) to the Company of $69,574. The remaining amount of securities available for sale by the Company under its previously filed shelf registration statement is $21,430.

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

	Thirteen Weeks Ended
	March 26, 2004	March 28, 2003
Net income (loss)	$4,991	$(114,641)

Weighted average common shares outstanding	39,012	36,365
Common share equivalents	2,189	—

Weighted average common shares and common share equivalents	41,201	36,365

Net income (loss) per share:
Basic	$0.13	$(3.15)
Diluted	$0.12	$(3.15)

	Thirty-nine Weeks Ended
	March 26, 2004	March 28, 2003
Net income (loss)	$39,540	$(126,607)

Weighted average common shares outstanding	37,439	36,356
Common share equivalents	1,396	—

Weighted average common shares and common share equivalents	38,835	36,356

Net income (loss) per share:
Basic	$1.06	$(3.48)
Diluted	$1.02	$(3.48)

For the thirteen-week periods ended March 26, 2004 and March 28, 2003, stock options and warrants representing 781 and 6,869 common shares, respectively, were excluded from the diluted net income (loss) per share calculation because they were antidilutive. For the thirty-nine week periods ended March 26, 2004 and March 28, 2003, stock options and warrants representing 2,766 and 6,705 common shares, respectively, were excluded from the diluted net income (loss) per share calculation because they were antidilutive.

11. COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive income, net of tax if applicable, are as follows:

	March 26, 2004	June 27, 2003
Unrealized gain (loss) on marketable securities	$38	$(1)
Foreign currency translation gain	5,118	2,433

Accumulated other comprehensive income	$5,156	$2,432

The components of comprehensive income (loss) for the thirteen-week and thirty-nine week periods ended March 26, 2004 and March 28, 2003 are as follows:

	Thirteen Weeks Ended
	March 26, 2004	March 28, 2003
Net income (loss)	$4,991	$(114,641)
Other comprehensive income (loss):
Unrealized gain on marketable securities	16	2
Foreign currency translation gain (loss)	(445)	350

Other comprehensive income (loss)	(429)	352

Comprehensive income (loss)	$4,562	$(114,289)

	Thirty-nine Weeks Ended
	March 26, 2004	March 28, 2003
Net income (loss)	$39,540	$(126,607)
Other comprehensive income:
Unrealized gain (loss) on marketable securities	39	(9)
Foreign currency translation gain	2,685	434

Other comprehensive income	2,724	425

Comprehensive income (loss)	$42,264	$(126,182)

The Company accounts for certain intercompany loans that are denominated in various foreign currencies as being permanent in nature, as settlement is not planned or anticipated in the foreseeable future. As such, foreign currency translation gains and losses related to these loans are excluded from net income (loss) and reported as a component of other comprehensive income (loss).

12. INCOME TAXES

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

Management concluded during the third quarter of fiscal year 2003 that a valuation allowance against net deferred tax assets was appropriate, primarily as a result of the cumulative losses over the prior three years, and recorded an allowance as of that date. As of March 26, 2004, a valuation allowance on the net deferred tax assets has been recorded. In addition, the Company expects to provide a valuation allowance on any future tax benefits until the Company can sustain a level of profitability that demonstrates its ability to utilize these assets. Income taxes for the thirteen-week and thirty-nine week periods ended March 26, 2004 include current taxes payable for federal alternative minimum tax, and state and foreign income taxes in certain jurisdictions where the Company is profitable and generally reflects cash taxes payable.

13. GUARANTEES

As of March 26, 2004, the Company did not have any outstanding guarantees, except for product warranties. The Company warrants its products against defects in materials and workmanship, generally for two-to-five years, depending upon product lines and geographic regions. A provision for estimated future costs related to warranty activities is recorded when the product is shipped, based upon historical experience of product failure rates and historical costs incurred in correcting product failures. In addition, from time to time, the recorded amount is adjusted for specifically identified warranty exposures where unforeseen technical problems arise.

Changes in the Company’s warranty liability during the thirty-nine week period ended March 26, 2004 are as follows:

Balance as of June 27, 2003	$14,117
Warranties issued during the period	696
Settlements made during the period	(2,674)
Changes in the liability for pre-existing warranties during the period	(145)

Balance as of March 26, 2004	$11,994

14. SEGMENT INFORMATION

The Company operates in three industry segments: Broadband Communication Products, Broadband Network Services, and Broadband Management Solutions. Due to changes in the structure of the Company’s internal organizations affecting the composition of its reportable segments, the Company has restated the segment information for the thirteen-week and thirty-nine week periods ended March 28, 2003, to conform to the current year presentation.

The “management approach” required under SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” has been used to present the following segment information. This approach is based upon the way the management of the Company organizes segments within an enterprise for making operating decisions and assessing performance.

The following costs and asset categories are not allocated to segments, and are reflected in the table as “unallocated items”:

•	Corporate selling, general and administrative expenses, and technology oversight functions;

•	Restructuring costs;

•	Goodwill and other intangible asset impairment charges;

•	Income tax expense (benefit); and

•	Identifiable assets of cash and cash equivalents, marketable securities and other short-term investments, and certain other long-term corporate assets.

Information about industry segments for the thirteen-week periods ended March 26, 2004 and March 28, 2003 is as follows:

	Broadband Communications Products	Broadband Network Services	Broadband Management Solutions	Unallocated	Total
13 week period ended March 26, 2004
Net sales	$45,209	$9,889	$3,329	$—	$58,427
Depreciation and amortization	1,453	134	59	966	2,612
Income (loss) from operations	11,526	1,376	501	(8,036)	5,367
Income tax expense	—	—	—	613	613
Identifiable assets at March 26, 2004	78,849	29,010	2,663	148,877	259,399
Capital expenditures	58	93	17	131	299

13 week period ended March 28, 2003
Net sales	$44,309	$4,482	$1,309	$—	$50,100
Depreciation and amortization	2,364	175	75	373	2,987
Loss from operations	(17,264)	(350)	(1,701)	(48,353)	(67,668)
Income tax expense	—	—	—	46,890	46,890
Identifiable assets at March 28, 2003	116,908	13,074	1,570	32,285	163,837
Capital expenditures	422	64	40	557	1,083

Information about industry segments for the thirty-nine week periods ended March 26, 2004 and March 28, 2003 is as follows:

	Broadband Communications Products	Broadband Network Services	Broadband Management Solutions	Unallocated	Total
39 week period ended March 26, 2004
Net sales	$136,475	$30,390	$9,859	$—	$176,724
Depreciation and amortization	4,932	469	219	2,941	8,561
Income (loss) from operations	35,750	3,120	1,425	(21,750)	18,545
Income tax expense	—	—	—	1,391	1,391
Identifiable assets at March 26, 2004	78,849	29,010	2,663	148,877	259,399
Capital expenditures	505	205	49	391	1,150

39 week period ended March 28, 2003
Net sales	$128,739	$17,082	$2,888	$—	$148,709
Depreciation and amortization	8,096	561	500	1,160	10,317
Income (loss) from operations	(13,486)	215	(6,875)	(65,338)	(85,484)
Income tax expense	—	—	—	41,048	41,048
Identifiable assets at March 28, 2003	116,908	13,074	1,570	32,285	163,837
Capital expenditures	1,971	118	327	971	3,387

The Company and its subsidiaries operate in various geographic areas. The table below presents the Company’s operations in the following geographic areas:

	Thirteen Weeks Ended
	March 26, 2004	March 28, 2003
Sales:
United States	$42,187	$36,972
Europe	8,088	8,001
Asia	5,744	3,334
Canada	1,490	690
Latin America	918	1,103

Total	$58,427	$50,100

	Thirty-nine Weeks Ended
	March 26, 2004	March 28, 2003
Sales:
United States	$130,084	$108,726
Europe	21,810	21,954
Asia	16,394	11,719
Canada	3,928	4,285
Latin America	4,508	2,025

Total	$176,724	$148,709

Property, plant and equipment, net by geographic region is as follows:

	March 26, 2004	March 28, 2003
United States	$17,237	$23,378
Europe	636	830
Other	538	597

Total	$18,411	$24,805

15. SALE OF BANKRUPTCY TRADE CLAIMS

The Company filed unsecured claims in the bankruptcy cases of Adelphia Communications (Adelphia) and affiliates related to accounts receivable which were written-off in fiscal year 2002. On October 30, 2003, the Company entered into an agreement to sell substantially all of its pre-petition trade claims against Adelphia. Under the terms of the agreement, on November 4, 2003, the Company received $21,075 in an initial cash payment with additional amounts being held in escrow pending the resolution of certain contingencies. The Company anticipates it could receive up to an additional $10,000 that would be paid to the company out of the escrow. The $21,075 that has been received from this transaction is recorded as a component of other income in the condensed consolidated statements of operations for the thirty-nine week period ended March 26, 2004.

16. LEGAL PROCEEDINGS

Certain former security holders and employees of Convergence.com Corporation, a company that was acquired in fiscal year 2000, filed claims against the Company in March 2001 alleging violations of state securities laws and certain other state law claims related to a stock option plan. The complaint alleged that the damages suffered by the individuals approximated $2,130, which was based on the number of stock options multiplied by the highest price of the Company’s common stock since the acquisition, and did not take into account the exercise price, which the plaintiffs would have had to pay to the Company if the options were exercised. The complaint also asserted claims for treble damages, an undetermined amount of punitive damages and reimbursement of attorney’s fees.

On January 23, 2004, the Superior Court of Forsyth County, Georgia granted the Company’s motion for summary judgment in full, thereby dismissing all claims against the Company. The plaintiffs have filed a motion of their intent to appeal the decision.

17. SUBSEQUENT EVENT

On April 15, 2004, the Company announced that it has entered into an agreement to acquire all of the assets of Lantern Communications, Inc. (Lantern), a privately held company headquartered in Sunnyvale, California. Lantern is a provider of optical transport equipment to enable Metropolitan Area Network packet-based transport solutions, while incorporating advanced bandwidth management and switching capabilities for the delivery of services such as voice, video, and data over a packet-based infrastructure. The transaction is expected to close in the fourth quarter of the Company’s fiscal year 2004. Upon the completion of the purchase, Lantern will become part of the Company’s Broadband Communications Products division. As part of the acquisition, the Company anticipates using a third-party appraisal firm to perform a valuation of identifiable intangible assets, including in-process research and development that was commenced but not yet completed at the date of acquisition, and which if unsuccessful, would have no alternative use. The fair value (if any) ascribed to in-process research and development will be charged to expense in the fourth quarter of fiscal year 2004. The fair value ascribed to other identifiable intangibles could result in higher amortization expense in future periods, in amounts unknown at this time. Any excess of the purchase price and related costs over the fair value of the acquired net assets of the business will be recorded as goodwill.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion addresses the financial condition of C-COR.net Corp. as of March 26, 2004, and the results of our operations for the thirteen-week and thirty-nine week periods ended March 26, 2004, compared with the same periods of the prior fiscal year. This discussion should be read in conjunction with the Management’s Discussion and Analysis section for the fiscal year ended June 27, 2003, included in the Company’s Annual Report on Form 10-K.

Disclosure Regarding Forward-Looking Statements

Some of the information presented in this report contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, among others, our ability to develop and expand our product offerings, our continued investment in research and product development, fluctuations in demand for telecommunications equipment and broadband management services, fluctuations in network upgrade activity and the level of future network upgrade activity, the trend toward more fiber in the network, global demand for our products and services, potential charges resulting from our pending acquisition of Lantern Communications, Inc. (Lantern), our anticipated switch in the future to the percentage of completion method of accounting for certain software arrangements, anticipated software sales and associated gross margins in future quarters, the effect of revenue levels in general, sales mix, competitive pricing, the timing of new product introductions and the timing of deployments of our operational support software systems on our future overall gross margin, our expectation to maintain valuation allowances related to net tax benefits arising from temporary differences and operating loss carryforwards, our intention to continue our initiatives to achieve cost-effective operations, including the possibility of undertaking additional restructuring initiatives, the anticipation of receiving additional funds held in escrow, pending certain contingencies, related to the sale of our trade claims against Adelphia Communications (Adelphia) and affiliates, and statements relating to our business strategy. Forward-looking statements represent our judgment regarding future events. Although we believe we have a reasonable basis for these forward-looking statements, we cannot guarantee their accuracy and actual results may differ materially from those anticipated due to a number of known and unknown uncertainties. Factors that could cause actual results to differ from expectations include, among others, capital spending patterns of the communications industry, our ability to develop new and enhanced products, continued industry consolidation, the development of competing technologies, changes in the credit profiles of major customers that would lead us to restrict new product shipments or record an increase in the allowance for doubtful accounts, timing of recognizing software revenues, changes in our sales mix, the effect of competitive pricing, the success of our initiatives to achieve cost-effective operations, our ability to integrate our pending acquisition of Lantern, and our ability to achieve our strategic objectives. For additional information concerning these and other important factors that may cause our actual results to differ materially from expectations and underlying assumptions, please refer to the reports filed by us with the Securities and Exchange Commission.

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

Overview of Financial Condition and Results of Operations

Net sales in the thirteen weeks ended March 26, 2004 were $58.4 million, an increase of 17% over the $50.1 million recorded in the same period a year earlier. Bookings were $64.8 million for a book-to-bill ratio of 1.11, currently reflecting steady overall demand for our products and services. We generally recognize revenue on sales of equipment when they are shipped, on sales of services as they are rendered in accordance with the terms of contracts, and on sales of software upon customer acceptance using the completed contract method. Sales of equipment are typically based on purchase orders and a substantial proportion of equipment sales are quick-turn orders that are received and fulfilled in the same quarter. Sales of services and software are typically based on longer-term contracts.

Software sales in the Broadband Management Solutions segment were down in the third quarter to $3.3 million compared to the particularly strong sales in the second quarter of fiscal year 2004 at $6.2 million, but higher compared to $1.3 million in the same period a year earlier. This business is in the early stages of development and its sales are characterized by large one-time system deployments where revenue is recognized using the completed contract method upon customer acceptance. As a result, sales in this segment are likely to fluctuate significantly quarter to quarter and introduce greater volatility to our operating results than has been typical in the past, when the main source of volatility was the high proportion of quick-turn equipment sales. We are evaluating our experience with estimating contract costs and anticipate switching to the percentage of completion method of accounting for certain software arrangements at a future date, which we believe will reduce some of the volatility in our operating results.

The level of software sales in the first three quarters of fiscal year 2004 illustrates the volatility of the Broadband Management Solutions segment. Software sales in the first quarter were $283,000, in the second quarter they were $6.2 million and in the third quarter they were $3.3 million. For the fourth quarter of fiscal year 2004, we anticipate that software sales will be approximately $1.0 million. The level of software sales in the fourth quarter is dependent on the timing of new orders and the subsequent completion of delivery and customer acceptance, which currently is the trigger point for revenue recognition. Since the gross margins associated with software sales are substantially higher than our average gross margins, fluctuations in quarterly software sales have a disproportionate effect on operating results and earnings per share. As such, we anticipate lower gross margins associated with software sales in the fourth quarter of fiscal year 2004.

On February 26, 2004, we completed a follow-on public offering of our stock in which 5,060,000 shares of common stock were sold at a price of $14.50 per share. The offering resulted in net proceeds (after deducting issuance costs) to the Company of $69.6 million.

During the thirty-nine week period ended March 26, 2004, our liquidity position has improved as a result of a number of factors, including the net proceeds received from our follow-on public offering completed on February 26, 2004, proceeds received on the sale of our bankruptcy trade claims against Adelphia and its affiliates in November 2003, as well as increased cash generated from operations and financing activities.

Results of Operations

The following table contains information regarding the percentage to net sales of our condensed consolidated statements of operations for the thirteen-week and thirty-nine week periods ended March 26, 2004 and March 28, 2003.

	Percentages of Net Sales
	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	March 26, 2004	March 28, 2003	March 26, 2004	March 28, 2003
Net sales:
Products	77.4%	88.4%	77.2%	86.6%
Services	22.6	11.6	22.8	13.4

Total net sales	100.0	100.0	100.0	100.0

Cost of sales:
Products	45.0	66.9	46.7	64.7
Services	14.8	9.3	15.5	11.3
Excess and obsolete inventory charge	0.0	36.2	0.0	12.8

Total cost of sales	59.8	112.4	62.2	88.8

Gross margin	40.2	(12.4)	37.8	11.2

Operating expenses:
Selling and administrative	20.8	27.4	17.4	25.6
Research and product development	9.5	15.2	9.1	14.4
Amortization of other intangibles	0.9	1.3	0.9	1.0
Goodwill impairment charge	0.0	79.9	0.0	26.9
Acquired in-process technology charge	0.0	(1.5)	0.0	0.5
Restructuring costs (recovery)	(0.2)	0.4	(0.1)	0.3

Total operating expenses	31.0	122.7	27.3	68.7

Income (loss) from operations	9.2	(135.1)	10.5	(57.5)

Interest expense	(0.1)	0.0	0.0	(0.2)
Investment income	0.7	0.2	0.4	0.6
Foreign exchange gain (loss)	(0.4)	0.1	0.3	(0.8)
Gain on sale of bankruptcy claim	0.0	0.0	11.9	0.0
Other income (expense), net	0.2	(0.4)	0.1	0.4

Income (loss) before income taxes	9.6	(135.2)	23.2	(57.5)
Income tax expense	1.1	93.6	0.8	27.6

Net income (loss)	8.5%	(228.8)%	22.4%	(85.1)%

Sales by Operating Segment:

The following table sets forth our net sales for the thirteen-week and thirty-nine week periods ended March 26, 2004 and March 28, 2003, for each of our operating segments (dollar amounts in millions):

	Thirteen Weeks Ended				Thirty-nine Weeks Ended
	March 26, 2004		March 28, 2003		March 26, 2004		March 28, 2003
	Net Sales	%	Net Sales	%	Net Sales	%	Net Sales	%
Operating Segment
Broadband Communications Products	$45.2	77.4%	$44.3	88.4%	$136.5	77.2%	$128.7	86.6%
Broadband Network Services	9.9	16.9	4.5	9.0	30.4	17.2	17.1	11.5
Broadband Management Solutions	3.3	5.7	1.3	2.6	9.8	5.6	2.9	1.9

	$58.4	100.0%	$50.1	100.0%	$176.7	100.0%	$148.7	100.0%

Net sales for the thirteen-week period ended March 26, 2004 were $58.4 million, an increase of 17% from the prior year’s sales of $50.1 million for the same period. The increase was attributable to increased revenues for technical services and software, as well as an increase in product sales to both domestic and international customers. Net sales for the thirty-nine week period ended March 26, 2004 were $176.7 million, an increase of 19% from the prior year’s sales of $148.7 million for the same period. Revenues year-to-date have increased in each of the Company’s three operating segments. The increase has been a result of capital spending and system upgrades of certain customers, primarily Adelphia, which positively affected both product and technical services revenues during the period, and increased spending on operational support software solutions. Our largest customers for the thirteen-week period ended March 26, 2004 were Time Warner Cable and Adelphia, accounting for 23% and 14%, respectively, of net sales. Our largest customers for the thirty-nine-week period ended March 26, 2004 were Time Warner Cable, Adelphia and Comcast accounting for 18%, 17% and 10%, respectively, of net sales.

Broadband Communications Products segment sales increased by 2% to $45.2 million during the thirteen-week period, compared to $44.3 million for the same period of the prior year. Broadband Communications Products segment sales increased by 6% to $136.5 million during the thirty-nine week period ended March 26, 2004, compared to $128.7 million for the same period of the prior year. The sales increase for the quarter resulted primarily from an increase in spending by certain domestic cable operators and sales to customers in Canada and Asia. The sales increase for the year-to-date period was largely attributable to upgrade spending by cable operators, primarily Adelphia, to rebuild portions of their networks. Optical product sales were $15.6 million and $55.8 million for the thirteen-week and thirty-nine week periods ended March 26, 2004, compared to $16.4 million and $54.9 million for the same periods of the prior year. Sales of radio frequency amplifiers were $29.6 million and $80.7 million for the thirteen-week and thirty-nine week periods ended March 26, 2004, compared to $27.9 million and $73.8 million for the same periods of the prior year. Broadband Communications Products segment sales are dependent on the capital spending levels of its customers, which are driven by investment required to support information services such as Internet, telephony, video-on-demand and high definition television, and by maintenance of existing networks.

Broadband Network Services segment sales increased by 121% to $9.9 million during the thirteen-week period ended March 26, 2004, compared to $4.5 million for the same period of the prior year. Broadband Network Services segment sales increased by 78% to $30.4 million during the thirty-nine week period ended March 26, 2004, compared to $17.1 million for the same period of the prior year. The increases for both the quarter and year-to-date periods resulted primarily from increased spending by Adelphia for technical services related to network upgrades.

Broadband Management Solutions segment sales increased by 154% to $3.3 million during the thirteen-week period ended March 26, 2004, compared to $1.3 million for the same period of the prior year. Broadband Management Solutions segment sales increased by 241% to $9.8 million during the thirty-nine week period ended March 26, 2004, compared to $2.9 million for the same period of the prior year. The sales increase for the quarter and year-to-date periods were a result of customer acceptance for various network and workforce management software projects during the period. The Company’s software revenues are recognized on a completed contract basis. As a result of the revenue recognition policy for our Broadband Management Solutions segment, sales are likely to fluctuate quarter to quarter, based upon the timing of customer acceptance related to deployments and service delivery. Based on our backlog of customer orders and scheduled customer acceptances, the Company anticipates lower software sales in the fourth quarter of fiscal year 2004.

Domestic sales as a percentage of consolidated sales were 72% and 74% for the thirteen-week and thirty-nine week periods ended March 26, 2004, respectively, compared to 74% and 73% for the same periods of the prior year. Sales to domestic customers increased by 14% to $42.2 million during the thirteen-week period ended March 26, 2004, compared to $37.0 million for the same period of the prior year. Sales to domestic customers increased by 20% to $130.1 million during the thirty-nine week period ended March 26, 2004, compared to $108.7 million for the same period of the prior year. The increase for the quarter resulted primarily from growth in Broadband Network Services segment sales due to increased spending for technical services for network upgrades, and Broadband Management Solutions segment sales of network and workforce management software. The increase year-to-date is also a result of the aforementioned increase in sales of services and software, in addition to an increase in Broadband Communications Products sales resulting from increased capital expenditures by certain cable operators during the period.

International sales as a percentage of total consolidated sales were 28% and 26% for the thirteen-week and thirty-nine week periods ended March 26, 2004, compared to 26% and 27% for the same periods of the prior year. Sales to international customers increased by 24% to $16.2 million for the thirteen-week period ended March 26, 2004, compared to $13.1 million for the same period in the prior year. Sales to international customers increased by 17% to $46.6 million for the thirty-nine week period ended March 26, 2004, compared to $40.0 million for the same period in the prior year. For the quarter, increased Broadband Communications Products segment sales to customers in Asia, Canada and Europe were partially offset by lower sales in Latin America. For the year-to-date period, increased Broadband Communications Products segment sales to customers in Asia and Latin America were partially offset by lower sales to customers in Canada and Europe. The international markets represent distinct markets in which capital spending decisions for hybrid fiber coax network equipment are affected by a variety of factors, including access to financing and general economic conditions.

At March 26, 2004, our backlog of orders was $63.7 million, including $32.0 million for Broadband Communications Products, $28.8 million for Broadband Network Services, and $2.9 million for Broadband Management Solutions. By comparison, backlog at the beginning of the quarter (December 26, 2003) was $57.3 million, including $24.5 million for Broadband Communications Products, $27.8 million for Broadband Network Services, and $5.0 million for Broadband Management Solutions. Our backlog increased for Broadband Communications Products primarily related to increased bookings from international customers during the quarter. Our backlog increased in Broadband Network Services due to increased booking of system upgrade work, primarily from Adelphia, during the quarter. The decline in backlog for Broadband Management Solutions resulted from the completion of several contracts during the quarter and lower new software bookings during the period. The Company includes in backlog customer orders that are anticipated to result in revenue being recognized over the next twelve months. The majority of orders in backlog for the Broadband Communications Products division will result in revenue over the next six months while orders in backlog of the other two divisions typically include a substantial proportion that will result in revenue over the latter part of the twelve month period.

Gross margins were 40.2% and 37.8% for the thirteen-week and thirty-nine week periods ended March 26, 2004, compared to (12.4)% and 11.2% for the same periods of the prior year. For the Broadband Communications Products segment, gross margins were 41.9% and 39.5% for the thirteen-week and thirty-nine week periods ended March 26, 2004, compared to (16.5)% and 10.5% for the same periods of the prior year. The increases in Broadband Communications Products segment gross margins were due to shifts in product mix, and reduced costs resulting from the closing of our Manlius, New York manufacturing facility in the fourth quarter of fiscal year 2003. In addition, the results for the quarter include lower warranty costs and the sale of approximately $294,000 of inventory that was previously fully reserved, resulting from unanticipated demand for certain products that consumed inventory previously identified as obsolete. The gross margins for the thirteen-week period of the prior fiscal year ended March 28, 2003 included an increase in our provision for excess and obsolete inventory of $18.1 million due to reductions in demand and product line rationalization decisions resulting from acquisitions. For the Broadband Network Services segment, gross margins were 21.8% and 19.0% for the thirteen-week and thirty-nine week periods ended March 26, 2004, compared to 11.6% and 16.7% for the same periods of the prior year. Gross margins increased for the quarter and year-to-date periods as a result of increased volume and lower start-up costs in the period. For the Broadband Management Solutions segment, gross margins were 72.5% and 71.5% for the thirteen-week and thirty-nine week periods ended March 26, 2004, compared to 45.6% and 8.3% for the same periods of the prior year. The increased gross margins for both the quarter and year-to-date periods were a result of the higher revenue recognized on network and workforce management software, due to the timing of customer acceptances. The Company anticipates lower gross margins in the Broadband Management Solutions segment in the fourth quarter of fiscal year 2004, due to lower revenue levels. We anticipate that our future gross margin in all our business segments will continue to be affected by many factors, including revenue levels in general, sales mix, competitive pricing, the timing of new product introductions and the timing of deployments of our operational support software solutions.

Selling and administrative expenses were $12.2 million (20.8% of net sales) for the thirteen-week period ended March 26, 2004, compared to $13.7 million (27.4% of net sales) for the same period of the prior year. Selling and administrative expenses were $30.8 million (17.4% of net sales) for the thirty-nine week period ended March 26, 2004, compared to $38.0 million (25.6% of net sales) for the same period of the prior year. Selling and administrative expenses decreased during the thirteen-week period ended March 26, 2004 compared to the same period of the prior year, as a result of decreases in personnel and administrative expense due to reductions in our workforce implemented in fiscal year 2003 to achieve a more favorable cost structure, which were partially offset by increased professional service fees associated with our initiatives with respect to Section 404 of the Sarbanes-Oxley Act. Selling and administrative expenses decreased during the thirty-nine week period ended March 26, 2004 compared to the same period of the prior year, as a result of the settlement of a liability related to certain marketing costs for less than its recorded value, the collection of delinquent accounts receivable that were previously reserved for, and decreases in personnel and administrative expense due to reductions in our workforce implemented in fiscal year 2003 to achieve a more favorable cost structure.

Research and product development expenses were $5.5 million (9.5% of net sales) for the thirteen-week period ended March 26, 2004, compared to $7.6 million (15.2% of net sales) for the same period of the prior year. Research and product development expenses were $16.0 million (9.1% of net sales) for the thirty-nine week period ended March 26, 2004, compared to $21.4 million (14.4% of net sales) for the same period of the prior year. Research and product development expenses in the Broadband Communications Products segment were $4.3 million and $12.4 million for the thirteen-week and thirty-nine week periods ended March 26, 2004, compared to $6.2 million and $16.8 million for the same periods of the prior year. The decreases were primarily due to lower personnel costs resulting from workforce reductions to achieve a more favorable cost structure. Research and product development expenses in the Broadband Management Solutions segment were $1.0 million and $3.1 million for the thirteen-week and thirty-nine week periods ended March 26, 2004, compared to $1.4 million and $4.2 million for the same periods of the prior year. The decreases were primarily due to lower personnel costs resulting from workforce reductions and lower expenses for the development of operational support solutions. Other research and product development expenses, not charged to segments, were $162,000 and $444,000 for the thirteen-week and thirty-nine week periods ended March 26, 2004, compared to $83,000 and $384,000 for the same periods of the prior year. The increase for the quarter and year-to-date periods relate to various general operating costs. We believe continued commitment to product development efforts will be required for us to remain competitive, and anticipate continuing investments in research and product development in future periods related to ongoing initiatives in the development of network distribution and transmission products and operational support software solutions.

Operating income (excluding unallocated items) for the Broadband Communications Products segment was $11.5 million and $35.7 million for the thirteen-week and thirty-nine week periods ended March 26, 2004, compared to operating losses of $17.3 million and $13.5 million for the same periods of the prior year. The increase in operating income for the quarter and year-to-date periods ended March 26, 2004 was primarily attributable to the increase in gross margins and lower operating expenses resulting from improvements in our cost structure. In addition, the consumption of obsolete and excess inventories previously fully reserved for, and the settlement of certain liabilities in amounts below their recorded values impacted the current periods favorably. Operating income (excluding unallocated items) for the Broadband Network Services segment was $1.4 million and $3.1 million for the thirteen-week and thirty-nine week periods ended March 26, 2004, compared to an operating loss of $350,000 and operating income of $215,000 for the same periods of the prior year. The increase in operating income for the quarter and year-to-date periods resulted primarily from the higher sales volume and improved labor efficiencies. Operating income (excluding unallocated items) for the Broadband Management Solutions segment was $501,000 and $1.4 million for the thirteen-week and thirty-nine week periods ended March 26, 2004, compared to operating losses of $1.7 million and $6.9 million for the same periods of the prior year. The increase in the operating income for this segment resulted primarily from the increase in revenue recognized on network and workforce management software, and lower research and development costs for operational support solutions.

Interest expense was immaterial for the thirteen-week periods ended March 26, 2004 and March 28, 2003. Interest expense was $68,000 for the thirty-nine week period ended March 26, 2004, compared to $250,000 for the same period of the prior year. The decrease in interest expense on a year-to-date basis resulted from a $200,000 imputed interest charge incurred in the prior year period related to the PBN acquisition.

Investment income was $394,000 for the thirteen-week period ended March 26, 2004, compared to $98,000 for the same period of the prior year. Investment income was $704,000 for the thirty-nine week period ended March 26, 2004, compared to $827,000 for the same period of the prior year. The changes in investment income result primarily from changes in our average investment balances during the quarter and year-to-date periods, compared to the same periods a year ago. Our increased investment balances are a result of our follow-on offering of common stock during the quarter, cash received in the sale of our trade claims against Adelphia and affiliates, and cash provided by operating and other financing activities during the year (see Notes 9 and 15).

Foreign exchange loss was $255,000 for the thirteen-week period ended March 26, 2004, compared to a gain of $49,000 for the same period of the prior year. Foreign exchange gain was $478,000 for the thirty-nine week period ended March 26, 2004, compared to a loss of $1.2 million for the same period of the prior year. The loss for the thirteen-week period was due to a strengthening of the U.S. dollar against the Euro, and resulted primarily from remeasurement of U.S. dollar denominated liabilities held by our foreign operations. For the year-to-date period, the foreign exchange gain has resulted primarily from a weakening of the U.S. dollar against the Euro on a year-to-date basis. In addition, the loss in the prior year included a $1.6 million loss related to the settlement of a foreign exchange forward contract.

Other income, net was $125,000 for the thirteen-week period ended March 26, 2004, compared to other expense, net of $216,000 for the same period of the prior year. Other income, net was $197,000 for the thirty-nine week period ended March 26, 2004, compared to other income, net of $540,000 for the same period of the prior year. Other income, net for the prior year period included an $800,000 partial recovery on a note receivable from a third party that had been fully reserved for by the Company.

Income tax expense was $613,000 for the thirteen-week period ended March 26, 2004, compared to income tax expense of $46.9 million for the same period of the prior year. Income tax expense was $1.4 million for the thirty-nine week period ended March 26,

2004, compared to income tax expense of $41.0 million for the same period of the prior year. Income taxes for the quarter and year-to-date periods include current taxes payable for federal alternative minimum tax, and state and foreign income taxes in certain jurisdictions where the Company is profitable and generally reflect cash taxes payable. The Company has assessed the realizability of its deferred tax assets, giving consideration to historical operating losses, scheduled reversals of deferred tax liabilities, projected future taxable income and tax planning strategies. Management concluded during the third quarter of fiscal year 2003, as a result of the cumulative losses over the past three years, that a valuation allowance against net deferred tax assets was appropriate and recorded an allowance as of that date. As of March 26, 2004, realization of any future benefit from deductible temporary differences, net operating loss and tax credit carryforwards is uncertain. Therefore, the Company has continued to maintain a valuation allowance for the amount of its net deferred tax assets. We expect to maintain valuation allowances related to net tax benefits arising from temporary differences and operating loss carryforwards until a level of profitability is sustained that demonstrates it is more likely than not that the Company will be able to realize all or part of the tax benefits represented by the deferred tax assets. In the event that the Company reverses the valuation allowance in the future, reported tax expense subsequent to such action will increase and will likely approximate the statutory rate.

Liquidity and Capital Resources

As of March 26, 2004, cash and cash equivalents and marketable securities totaled $149.1 million, up from $22.6 million at June 27, 2003. On February 26, 2004, we completed a follow-on public offering of common stock, whereby 5,060,000 shares of our common stock were sold at a price of $14.50 per share. This offering resulted in net proceeds (after deducting issuance costs) to us of $69.6 million during the quarter. In addition, cash proceeds received on the sale of our bankruptcy trade claims against Adelphia and its affiliates in November 2003, as well as increased cash generated from operations and other financing activities have also contributed to the increase in cash and marketable securities during the thirty-nine week period ended March 26, 2004. Working capital was $165.7 million at March 26, 2004, compared to $37.6 million at June 27, 2003.

As of March 26, 2004, we had restricted cash of $1.6 million. Our restricted cash represents an arrangement with a bank whereby a cash compensating balance is maintained to secure certain letters of credit issued on behalf of the Company. The total cash compensating balance has been classified as a current asset as of March 26, 2004 as the terms for the letters of credit expire in less than one year. We are entitled to the interest earnings on our restricted cash balance.

Net cash provided by operating activities was $47.6 million for the thirty-nine week period ended March 26, 2004, compared with net cash used of $6.1 million for the same period of the prior year. The major elements of the change for the thirty-nine week period ended March 26, 2004 include net income for the period of $39.5 million, which included $21.1 million from the sale of our bankruptcy trade claims against Adelphia and its affiliates, reductions in inventory and increased accounts payable, which were partially offset by increases in accounts receivables and reductions in accrued liabilities.

Net cash used in investing activities was $42.3 million for the thirty-nine week period ended March 26, 2004, compared to cash used in investing activities of $80.4 million for the same period of the prior year. Cash used in the current year period was for the purchase of marketable securities and property, plant and equipment. The cash used in investing activities during the same period of the prior year was comprised primarily of $73.4 million of cash for the acquisition of PBN assets and operations, $3.6 million for the payment of an earnout provision associated with our Aerotec Communications, Inc. acquisition, and $3.4 million for the purchase of property, plant and equipment.

Net cash provided by financing activities was $79.2 million for the thirty-nine week period ended March 26, 2004, compared with cash used in financing activities of $99,000 for the same period of the prior year. Cash provided by financing activities during the period resulted primarily from net proceeds in the amount of $69.6 million received from our follow-on public offering of common stock on February 26, 2004 and $9.7 million in proceeds from the exercise of stock options and warrants.

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

The financing agreement is committed through November 6, 2004. Borrowings under the financing agreement bear interest at an applicable bank rate or LIBOR plus two and three-quarters percent (2.75%) per annum, payable monthly. The financing agreement required the payment of a facility fee of $150,000 at execution and requires a fee on the unused commitment of 0.375% per annum payable monthly, and an administrative fee of $36,000 per annum. As of March 26, 2004, the Company had no borrowings outstanding on the financing agreement and letters of credit for $950,000 have been issued related to requirements under our workers compensation policies. Based upon the eligible borrowing base at March 26, 2004, available borrowings under the financing agreement were $9.1 million.

As a condition for closing on the financing agreement, the Company terminated its prior credit agreement with a bank, except that the Company continues to maintain letters of credit provided by the bank related to our workers compensation program, customer obligations, and equipment lease obligations. As of March 26, 2004, the aggregate amount of the letters of credit was $1.6 million. We are required to maintain cash deposits of $1.6 million as collateral for these letters of credit.

Working Capital Outlook

Our main source of liquidity is our unrestricted cash on hand. We believe that restructuring initiatives completed in fiscal year 2003, including the closing of our Manlius, New York manufacturing facility and our Louviers, France operation, have produced cash savings during the thirty-nine week period ended March 26, 2004. We intend to continue our initiatives to achieve more cost-effective operations throughout fiscal year 2004. Although no specific restructuring actions are planned at the present time, if a decline in spending occurs in the cable industry, we may undertake additional restructuring initiatives and incur expenses in amounts that have not yet been determined.

We believe that current cash and cash equivalents balances, marketable securities, as well as our financing agreement, will be adequate to cover our operating cash requirements over the next 12 to 24 months.

Subsequent Event

On April 15, 2004, we announced that we had entered into an agreement to acquire all of the assets of Lantern Communications, Inc. (Lantern), a privately held company headquartered in Sunnyvale, California. Lantern is a provider of optical transport equipment to enable Metropolitan Area Network packet-based transport solutions, while incorporating advanced bandwidth management and switching capabilities for the delivery of services such as voice, video, and data over a packet-based infrastructure. The transaction is expected to close in the fourth quarter of the Company’s fiscal year 2004. Upon the completion of the purchase, Lantern will become part of our Broadband Communications Products division. As part of the acquisition, we anticipate using a third-party appraisal firm to perform a valuation of identifiable intangible assets, including in-process research and development that was commenced but not yet completed at the date of acquisition, and which if unsuccessful, would have no alternative use. The fair value (if any) ascribed to in-process research and development will be charged to expense in the fourth quarter of fiscal year 2004. The fair value ascribed to other identifiable intangibles could result in higher amortization expense in future periods, in amounts unknown at this time. Any excess of the purchase price and related costs over the fair value of the acquired net assets of the business will be recorded as goodwill.

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

The Company is exposed to foreign currency exchange rate risks inherent in its sales commitments, anticipated sales, and assets and liabilities denominated in currencies other than the United States dollar. We attempt to minimize exposure to currencies by managing our operating activities and net asset positions. As of March 26, 2004, our exposure to foreign currencies related primarily to intercompany foreign currency transactions where settlement is anticipated.

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

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

Our chief executive officer and our chief financial officer, after evaluating our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15d-15(e)) as of March 26, 2004, have concluded that as of March 26, 2004, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

(b) Changes in Internal Controls

During the period covered by this Quarterly Report on Form 10-Q, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On January 23, 2004, the Superior Court of Forsyth County, Georgia granted the Company’s motion for summary judgment in full, thereby dismissing all claims against the Company. The plaintiffs have filed a motion of their intent to appeal the decision.

Item 6. Exhibits and Reports on Form 8-K

The following exhibits are included herein:

(15)		Letter re: Unaudited Interim Financial Information.

(31	)(1)	Rule 13a-14(a) and 15d-14(a) Certification of Chief Executive Officer

(31	)(2)	Rule 13a-14(a) and 15d-14(a) Certification of Chief Financial Officer

(32	)(1)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

(32	)(2)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

Reports on Form 8-K

On February 27, 2004, the Company filed a Form 8-K dated February 26, 2004, indicating that it had issued a press release announcing the public offering of 4,400,000 shares of its common stock, $.05 par value per share, at a public offering price of $14.50 per share pursuant to its Registration Statement on Form S-3 (File No. 333-75888), which was declared effective by the Securities and Exchange Commission on February 1, 2002. In addition, the Company granted to the Underwriters an option to purchase up to an additional 660,000 shares of common stock for the purpose of covering over-allotments in connection with the sale of the firm shares.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

C-COR. NET CORP. (Registrant)

Date: May 7, 2004	/s/ DAVID A. WOODLE
Chief Executive Officer

Date: May 7, 2004	/s/ WILLIAM T. HANELLY
Chief Financial Officer (Principal Financial Officer)

Date: May 7, 2004	/s/ JOSEPH E. ZAVACKY
Controller & Assistant Secretary (Principal Accounting Officer)