Form 10-K
period 2004-06-25
C-COR INC
filed 2004-09-08
CIK 350621

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 25, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 0-10726

C-COR Incorporated

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑          No ☐

As of December 26, 2003, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $414,025,100.

Such aggregate market value was computed by reference to the closing price of the Common Stock of the Registrant as reported on the NASDAQ National Market on December 26, 2003. For purposes of making this calculation only, the Registrant has defined affiliates as including all directors, executive officers and beneficial owners of more than ten percent of the Common Stock of the Registrant.

As of August 18, 2004, the Registrant had 43,033,935 shares of Common Stock outstanding.

Documents Incorporated by Reference:

Proxy Statement expected to be dated on or about September 8, 2004.

PART I

Item 1.     Business

Some of the information presented in this report contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements represent C-COR’s judgment regarding future events and are based on currently available information. Although C-COR believes it has a reasonable basis for these forward-looking statements, we cannot guarantee their accuracy and actual results may differ materially from those we anticipated due to a number of known and unknown uncertainties.

Factors that could cause actual results to differ from expectations include:

•	capital spending patterns of the communications industry;

•	the global demand for C-COR’s products and services;

•	risks associated with foreign operations;

•	changes in the financial condition of significant customers;

•	the overall mix of our sales of particular products, services, and software, as our products and services have varying profit margins;

•	our ability to develop new and enhanced hardware and software products to meet the rapidly evolving needs of our customers;

•	continued industry consolidation;

•	the effect of increased competition from satellite providers and telephone companies on the capital spending budgets of our cable customers;

•	the development of competing technologies; and

•	our ability to complete and integrate acquisitions and to achieve our strategic objectives.

This listing of factors is not intended to include all potential risk factors. The Company makes no commitment to update these factors or to revise any forward-looking statements for events or circumstances, occurring after the statement is issued, except as required by law.

Introduction

C-COR Incorporated (C-COR), headquartered in State College, Pennsylvania, provides network transport communications equipment, software solutions, and technical services to the global market for the full network life cycle of two-way broadband networks. C-COR was organized as a corporation under the laws of the Commonwealth of Pennsylvania on June 30, 1953. Our core strategy is to leverage our reputation for quality and service, our strong customer relationships, and our extensive installed base of equipment and combine that with new capabilities, developed in-house or acquired, to offer transport products overlaid by management software and technical services for today’s hybrid fiber coax networks and tomorrow’s all-digital, packet-based networks.

C-COR operates through three business segments: Broadband Communications Products, Broadband Network Services, and Broadband Management Solutions.

Broadband Communications Products (BCP) is headquartered in Meriden, Connecticut, with engineering facilities in State College, Pennsylvania, and Sunnyvale, California; production facilities in Meriden, Connecticut, Mexico and Austria; and sales support offices around the world. BCP is responsible for the development, management, production, support, and sale of our digital video transport, fiber optic, radio frequency, and fiber-to-the-premises equipment for today’s hybrid fiber coax networks as well as our new optical packet-ring technology solution for the all-digital networks of the future.

Broadband Network Services (BNS) is headquartered in Lakewood, Colorado, with satellite offices throughout the U.S. BNS provides services in broadband network engineering and design, network integration, outside plant technical services and construction, outsourced operations, and consulting.

Broadband Management Solutions (BMS) is headquartered in Pleasanton, California, with supporting software production and sales facilities in State College, Pennsylvania, and Sunnyvale, California. BMS is responsible for the development, integration, management, implementation, support, and sale of our operations support systems (OSS) solutions to operate and manage reliable, high-quality multi-service networks.

Our principal customers include many of the largest cable operators in the United States, such as Adelphia Communications, Charter Communications, Comcast Corporation, Cox Communications, Insight Communications, Mediacom Communications, and Time Warner Cable; a number of smaller domestic cable operators; and numerous international cable operators. These customers primarily operate hybrid fiber coax networks for delivering video, voice, and data services to homes and businesses. Our customer base also includes telephone companies and broadcasters who purchase our digital video transport equipment.

See Note 22 to the Consolidated Financial Statements in Item 8 of this Form 10-K for financial information relating to each of the business segments for fiscal years 2004, 2003, and 2002.

Between 1998 and 2003, C-COR completed nine acquisitions as part of our five-year strategic plan. The successful implementation of that plan enabled us to expand our markets and increase revenues through more rapid introduction of new technologies, the broadening of our product offerings with fiber optic and digital video equipment, software, and services, and by expanding our customer base in the U.S. and abroad. In fiscal year 2004, C-COR initiated a new five-year strategic plan designed to take advantage of the emerging opportunities in the global marketplace and grow by offering the enabling capabilities — be it technology, software, or services — required by our customers to deploy the next generation of broadband networks. We believe these networks will be fiber-based using digital technology and IP (Internet Protocol) open standards, and will carry on-demand subscriber services. To help achieve C-COR’s strategic goals under our new plan, we completed two acquisitions during our fiscal year 2004 and two acquisitions since the end of our fiscal year 2004.

On May 27, 2004, we acquired certain assets and liabilities of Alopa Networks, Inc. (Alopa), a provider of subscriber-centric software solutions for end-to-end activation, management, and assurance of digital services over cable. The acquisition of the Alopa assets added a key component — subscriber management — to C-COR’s legacy OSS solutions for network and workforce management.

On May 28, 2004, we acquired certain assets and liabilities of Lantern Communications, Inc. (Lantern), an innovator in Metropolitan Area Network (MAN) packetized transport using Resilient Packet Ring (RPR) technology. RPR is an emerging solution-of-choice for metro data transport applications because it combines the high availability and reliability of existing voice-optimized, circuit-switched infrastructures with the superior bandwidth utilization, simplicity, and cost advantages of Ethernet. Lantern’s product line will form the basis of a new generation of C-COR’s digital video transport offerings.

On July 16, 2004, we acquired Stargus, Inc. (Stargus), an OSS provider to cable broadband network operators. Stargus software products will add network optimization, network security and abuse control, and bandwidth capacity planning capabilities to C-COR’s suite of OSS solutions.

On September 3, 2004, we acquired certain assets and liabilities of Optinel Systems, Inc. (Optinel), a provider of optical Ethernet transport solutions for residential and business services.

See Notes 3 and 24 to the Consolidated Financial Statements in Item 8 of this Form 10-K for further information relating to business combinations and subsequent events.

Industry Overview

According to the 2003 Year-End Industry Overview prepared by the National Cable & Telecommunications Association, between 1996 and 2003, United States cable operators spent approximately $84 billion to upgrade their networks to deliver digital video and two-way services such as high speed data and telephony. We believe that our business will be driven by the following industry dynamics and trends:

Growth in Enhanced Broadband Services Requires Continued Upgrades by Domestic and International Cable Operators. Cable operators have begun to offer enhanced broadband services, including high speed Internet, voice-over-IP (VoIP), digital video, high definition television, and interactive and on-demand video services. As these enhanced broadband services continue to attract new subscribers, we expect cable operators will be required to further upgrade their networks to support increased customer demand for these services. In the metro-access, or “last-mile” of the network, operators will need to upgrade headends, hubs, nodes, and radio frequency distribution equipment. MAN’s are becoming another critical portion of the network as operators are developing the migration path to digital, packet-based networks capable of handling digital broadcast video, IP data, and interactive services such as video-on-demand and voice-over-IP. While many domestic cable operators have substantially completed initial network upgrades necessary to provide enhanced broadband services, they will need to take a scalable approach to continue upgrades as new services are deployed. In addition, many international cable operators have not yet completed the initial upgrades necessary to offer such services.

Growing Demand for “Triple Play” Services — Video, Voice, and Data. In response to increased competition from telecommunication service providers and direct broadcast satellite operators, cable operators have not only upgraded their networks to cost effectively support and deliver enhanced video, voice, and data, but continue to invest significantly to offer a “triple play” bundle of these services. The ability to cost-effectively deliver bundled services helps cable operators reduce subscriber churn and increase revenue per subscriber. As a result, the focus on such services is driving cable operators to continue to invest in network infrastructure and operational support systems.

Cable Operators are Demanding Advanced Network Technologies and Software Solutions. The increase in volume and complexity of the signals transmitted through broadband networks as a result of the migration to an all digital, on-demand network is causing cable operators to deploy new technologies. For example, transport technologies based on IP allow cable operators to more cost-effectively transport video, voice, and data across a common network infrastructure. Fiber-to-the-Premises (FTTP) technology is also being used by some cable operators, particularly in greenfield applications, as an economic alternative to traditional hybrid fiber coaxial networks. Cable operators are also demanding sophisticated network and service management software products and technical field services to minimize operating expenditures and support the complexity of two-way broadband communications systems. As a result, cable operators are emphasizing technologies and products that are flexible, cost effective, compliant with open industry standards, and scalable to meet subscriber growth and effectively deliver reliable, enhanced services.

Improved Conditions for Many Large Cable Operators. During the past few years, the global communications industry experienced a downturn as a result of a prolonged economic recession and financial difficulties, including financial restructurings of large cable operators such as Adelphia Communications, NTL, and UPC. Additionally, consolidation in the cable industry, including the merger of Comcast Corporation and AT&T Broadband, resulted in a temporary reduction in capital spending as these cable operators focused on integration efforts. We believe the financial condition of many of our cable operator customers has recently stabilized or improved and that they are now better positioned to invest capital in their networks, particularly for solutions that support deployment of advanced services and reduce operating expenses.

Strategy Overview

Our core strategy is to leverage our reputation for quality and service, our strong customer relationships, and our extensive installed base of transmission equipment to provide a broad, integrated offering of flexible, reliable, and cost-effective network transport products and software and service solutions worldwide. Specific aspects of our strategy include:

Providing a Comprehensive Network Transport Product Line. We offer a full range of radio frequency and fiber optic transmission products to transmit signals in both directions over hybrid fiber coax networks between “the headend and the curb.” In addition, we offer digital video transport products, which are used primarily by cable operators, telephone companies, and broadcast companies to optically transport signals over extended distances. Assets acquired from Lantern added a line of optical packet transport products for use in the Metropolitan Area Network portion of the network. This product line will provide us with a transition path for the large installed base of legacy digital video transport product currently being used by cable operators, broadcasters, and telephone companies for carrying high volume uncompressed digital signals over the metro-core portion of the network. Our goal is to continue to deliver network transport products that meet our customers’ changing demands created by the increased deployment of video, voice, and data services over broadband networks.

Providing Broadband Management Software Solutions to Enhance Network Integrity. Network integrity, reliability, and operational support have become critical as network traffic and complexity have grown and as these networks are increasingly used by multiple service providers. We believe our Integrated Services Management suite of software application modules allows cable operators to automate and proactively manage their network and operational support systems. C-COR’s legacy software capabilities, along with recent acquisitions, now give C-COR a comprehensive OSS solution for managing network services, subscriber activation, mobile workforce, and capacity planning.

Leveraging Our Extensive Installed Base of Network Products Worldwide. We have a large installed base of transmission and digital video transport products in broadband networks worldwide. Our goal is to continue to leverage that installed base of equipment and our extensive customer relationships as cable operators upgrade and maintain their networks to enable the delivery of enhanced services.

Increasing International Sales. We are currently supplying products and services to a number of international customers, including cable operators in Europe, Asia, Canada, and Latin America. Our acquisition of the assets of Philips Broadband Networks (PBN) in 2002 expanded our customer base, particularly in Europe and Asia. With our broad product and services offerings, we are supplying comprehensive network solutions to network operators in various international markets who generally prefer to purchase products and services from suppliers offering a complete product line. We intend to continue to broaden our global customer base across all of our product and software offerings.

Products, Software, and Services

C-COR provides broadband communications transport equipment, management software solutions, and technical services to support primarily cable operators (and as a secondary market, telephone companies and broadcasters) as they plan, design, build, maintain, and manage complex broadband communications networks. These major market areas of equipment, software, and services are formally represented within the C-COR organization by the following three business segments:

Broadband Communications Products provides our digital video transport, fiber optic, radio frequency, and fiber-to-the-premises equipment for hybrid fiber coax networks as well as our new optical packet ring technology for the all-digital networks of the future.

Broadband Network Services provides technical field services, covering broadband network engineering and design, outside plant technical services and construction, outsourced operations, and consulting.

Broadband Management Solutions provides our array of operations support systems solutions to operate and manage reliable, high-quality, multi-service networks.

Broadband Communications Products

For purposes of marketing our traditional product lines, C-COR segments the cable network into two technology tiers: metro-access and metro-core. The metro-access tier covers the local hybrid fiber coax network infrastructure, delivering signals from the operator’s local headend to the subscriber’s home or the small and medium enterprise and back. The metro-access tier encompasses technologies such as analog video, quadrature amplitude modulation or QAM (a method of combining two amplitude-modulated signals into a single channel, thereby doubling the effective bandwidth), and, most recently, fiber-to-the-premises solutions. The metro-core tier interconnects the service provider’s local headend or point-of-presence with other inter-city operator facilities or with third-party operations. An example of metro-core connections is the connections used for the transport of quality video over long distances between a cable operator’s headend and a broadcaster’s facility. With our radio frequency, fiber optic, fiber-to-the-premises, and digital video transport equipment, C-COR’s Broadband Communications Products segment has a market position in both the metro-access and metro-core tiers.

     Metro-Access Product Families

The traditional hybrid fiber coax network connects a local central content source, typically referred to as the headend, to individual residential or business users through a physical plant of fiber optic and coaxial cables and a variety of electrical and optical devices that modulate, transmit, receive, and amplify the signals as they move through the network. This local hybrid fiber coax network consists of three major components: the headend and hubs, nodes, and the radio frequency plant. C-COR offers product lines in all three components.

          Headend and Hubs

The headend receives information from a satellite transmission, Internet gateway, telephony network, or other source and converts this information to laser modulated optical signals for transmission across the local network. Larger networks feature both primary headends and a series of secondary headends or hubs. C-COR offers a broad range of headend and hub equipment under our CHP Max5000TM Converged Headend Platform that combines headend, hub, and compressed digital video transport onto one fully managed, scalable platform. The CHP Max5000 includes several transmission and access options, including analog and digital transmitters and receivers, packaged in a high density platform with a small footprint. A standard 6-foot rack holds up to 200 CHP Max5000 transmitters or 400 return receivers, providing space efficiency in the headend area, while reducing power consumption and equipment cooling costs. The design of the CHP Max5000 lowers the capital costs of delivering more bandwidth per subscriber while enabling network operators to increase their bandwidth capacity for provisioning of advanced services, such as video-on-demand, high-speed Internet access, and voice-over-IP.

          Nodes

The general function of the node in the local hybrid fiber coax network is to convert information from optical signals to radio frequency signals for distribution to the home or business. C-COR’s Opti MaxTM Optimum Node Series ranges from advanced, fully segmentable (Opti Max4000) to fiber deep (Opti Max1000) platforms offering the performance and cost efficiency required to meet the demands of the most advanced network architectures. The Opti Max Series also offers element management and digital return capabilities as well as a selection of optical transmission options and platforms, ranging from one-to-four coaxial outputs that provide solutions to optimize network operator flexibility. For fiber-challenged applications seeking maximum geographical reach, DWDM (Dense Wavelength Division Multiplexing), CWDM (Coarse Wavelength Division Multiplexing), and digital multiplexing technologies are incorporated to increase the volume of information transmitted over a single fiber. Opti Max nodes utilize space and cost-saving scalable technology that allows network operators to have a “pay-as-they-grow” approach in deploying their infrastructure, minimizing capital expenditures while maximizing network service availability and performance.

          Radio Frequency Plant Equipment

The radio frequency plant comprises products that transmit information between the optical nodes and subscribers. These products are radio frequency amplifiers which come in various configurations such as trunks, bridgers, and line extenders. A trunk amplifier handles a large amount of information in a network when the node size is greater than 500 homes. A bridger splits the signal to send it to a greater number of destinations. Line extenders move the information to the home or business. C-COR’s Flex MaxTM Series of Flexible Amplifiers offers a variety of aerial and cabinet-mount amplifiers. Our aerial trunk, bridger, and line extender amplifiers provide forward and return path performance for architectures delivering both analog and digital channels. Our flexible cabinet-mount amplifiers include high-performance trunk and bridger amplifiers, high-output line extenders, and multi-dwelling unit (MDU) amplifiers. Representing one of the largest installed bases in the industry, the Flex Max Series uses drop-in replacement modules to provide cost-saving upgrade applications and complements our Opti Max line of optical nodes to provide a wide array of options for distribution to end-of-line.

     Metro-Core Product Family

C-COR’s DV6000TM family of transport products is capable of digitally transporting over optical cables a wide variety of video, audio, and data signals to the service provider’s local headend or point-of-presence. DV6000 products support any broadband video transport application, including studio quality video, broadcaster interconnection, remote video collection/backhaul, cable television (CATV) backbones and headend consolidation, surveillance networks, and interactive distance learning. Known for its high signal quality and system flexibility and reliability, the DV6000 product family is used by major telecommunications providers around the world to carry prominent video programming.

New BCP Products and/or Developments

During fiscal year 2004, C-COR acquired Lantern’s Metro Packet Switched (MPS) System, a next-generation product for packet-based, all digital networks, launched its FTTmaX fiber-to-the-premises system, and introduced three major capabilities to its CHP Max5000 converged headend platform.

     Metro Packet Switched (MPS) System

In acquiring Lantern and its MPS System, C-COR has positioned itself to be a technology solution provider to operators transitioning from predominantly analog networks, built to support single-service, broadcast video traffic, to digital, packet-based networks capable of concurrently handling digital broadcast video, IP data, and interactive services such as video-on-demand and voice-over-IP. The MPS System includes RPR (Resilient Packet Ring), an emerging network architecture and technology for connectivity of various computing, data, and telecommunications devices. An RPR network consists of a set of RPR switches connected together by two counter-rotating optical fiber rings. The ring functions as a shared transport medium with a unique protocol that controls access to the ring, arbitrates competing requests for use of ring bandwidth, and implements a service protection mechanism to protect against ring failures. Service subscribers connect to the RPR network primarily through high-speed, relatively inexpensive Ethernet interfaces on the RPR switches. Service providers and network operators seek RPR solutions to deliver multiple services on one network rather than the less efficient, more complex, and more costly alternative of having data, voice, and video delivered over separate parallel networks.

     FTTmaX System

Although existing hybrid fiber coax networks are robust enough to accommodate the current lineup of digital services, pushing fiber closer to the home or business is a long-term trend in both the cable and telephone industries as more bandwidth-intensive services, such as high-definition television and video-on-demand, are deployed. Through a partnership with Alloptic, Inc., C-COR launched in fiscal year 2004 the FTTmaX end-to-end fiber solution which uses PON (Passive Optical Network) technology and Gigabit connectivity to provide high-speed, high-capacity bandwidth, and a more efficient and less expensive network access for the last mile to the home or business. By sending point-to-multipoint signals through a topology of fiber optic cables and passive splitters, PON technology taps into the higher bandwidth capacity of fiber for the local loop, while using passive devices to eliminate the maintenance and installation costs of traditional active electronics. The FTTmaX suite of products includes the edgeGearTM Optical Line Terminal for the headend, hub, or central office, and various optical network units located in the home, business, or apartment complexes.

     Enhanced CHP Max5000

Enhancements to C-COR’s CHP headend platform were also implemented to enable network operators to more efficiently use bandwidth and thus more rapidly deploy advanced services. These enhancements included:

•	A Gigabit Ethernet Transport Module, the GigE Max, that provides features and performance optimized specifically for MPEG transport between video-on-demand servers and remotely located hubs. By enabling low-cost video-on-demand (VOD) deployment with more than double the capacity of basic Gigabit Ethernet solutions, the GigE Max offers network operators the flexibility to combine a scalable “pay-as-you-grow” business model for today’s video-on-demand deployment needs with a “future-proof” infrastructure strategy going forward.

•	A transmitter suite with one Gigahertz operational capabilities that enables network operators to increase forward capacity for high definition television over previous program offerings and allows over 60 additional HDTV channels in the operator’s lineup.

•	Through a partnership with TANDBERG Television ASA, a high-density Edge QAM (Quadrature Amplitude Modulation) device, the Edge Max5500, for video-on-demand services. By combining the CHP’s GigE Max with the Edge Max, operators can have a performance-optimized video-on-demand system engineered specifically for IP transport between servers of content and the hybrid fiber coax access plant.

Broadband Network Services

With offices located throughout the U.S., C-COR’s Broadband Network Services offers technical services for engineering, design, and deployment of advanced subscriber services over broadband networks. The technical services provided by Broadband Network Services include:

     Outside Plant Technical Services

These services are comprised of hands-on technical services that are performed in the customer’s plant. These are highly complex tasks largely centered on the conversion of the cable operator’s plant from a one-way analog video medium to a two-way, fully interactive broadband pipe, and the continuing operation of it as such. Among the services provided are system sweep, reverse path activation, ingress mitigation, node certification, plant hardening, cable testing, cable repair, system maintenance, contract service calls, process design, personnel development and training, project management, installation, coaxial and fiber splicing, and aerial and underground construction.

     Network Integration Technical Services and Consulting

These services consist of systems integration and installation services for data, telephony, and digital video platforms for both network operators and network equipment manufacturers. Consulting services, including process design advisory services, statistical process control system design, network design, and specification consulting, are also provided. Network systems integration technicians perform hands-on services covering “rack and stack” final assembly and deployment of cable modem termination systems, dense wavelength division multiplexing lasers, and hybrid fiber coax telephony systems, among others.

     Outsourced Operational Services

These services are comprised of full outsourcing services in handling field operations, including technical management, system maintenance, customer service calls, and installation activity.

     Network Design and Field Engineering Services

These services consist of network design services, including walkout, strand digitizing, radio frequency and optical fiber network design, electronics network drafting, design quality control, drafting and documentation, engineering consultation, system data archiving, and project management.

Broadband Management Solutions

C-COR’s Broadband Management Solutions group develops operations support systems solutions that enable our customers to automate and proactively manage their networks and service delivery processes. C-COR’s Integrated Services Management (ISMTM) suite of OSS software applications delivers a unified view of subscribers, quality of service, and network performance. During fiscal year 2004, C-COR completed the acquisition of Alopa and subsequent to the close of fiscal year 2004, completed its acquisition of Stargus, both of whom are OSS providers. The Alopa and Stargus acquisitions have added key software components to our ISM offering.

C-COR’s legacy ISM system incorporates the following specific application modules:

     Network Service Manager (NSMTM)

The NSM is a cross-domain network surveillance and performance management solution that provides accurate discovery and status monitoring of enterprise-wide, multi-vendor, multi-functional network infrastructures. Information is integrated with customer service, workforce management, billing data sources, and other operations support system solutions to provide a real-time view of network, subscriber, and service status. Initially, the NSM managed the health of hybrid fiber coax-based digital video, high-speed data, and video-on-demand services. In May 2004, C-COR deployed a VoIP (Voice over Internet Protocol) management function as part of the NSM. This new product extension allows network operators to view critical health metrics for IP telephony-based applications and to proactively identify the cause and location of potential and actual service-impacting events across the entire service delivery infrastructure.

Mobile Workforce Manager (MWMTM)

The MWM is a suite of field service management applications designed to maximize the potential of each subscriber contact, improve operational efficiency, and enhance subscriber service. The Mobile Workforce Manager uses the simplicity and sophistication of browser-based business applications, combined with wireless data connectivity and mobile computing devices, to empower technical field representatives in more efficiently provisioning, maintaining, and selling broadband management services.

Network Configuration Manager (NCMTM)

The NCM is a network information management software application that captures, edits, and displays both inside and outside hybrid fiber coax plant network information. Capturing the network topology data in a single information repository provides complete and timely access to network inventory data for planning, design, construction, and maintenance processes. The NCM represents the logical and physical connectivity of the network — a fundamental requirement for performing accurate fault management within the Network Service Manager application.

The product lines obtained through the acquisition of Alopa and Stargus will be integrated as modular components of the ISM system and will add key subscriber management and bandwidth capacity management capabilities to our legacy OSS offering. Alopa’s MetaServ platform automates the entire subscriber life cycle, from equipment qualification through service creation and activation to after-sale support. The Stargus CableEdgeTM product line provides a number of advanced management capabilities, including subscriber usage reporting, network optimization analysis, security and abuse control, and capacity planning.

Significant Customers

During the past fiscal year, our customers have included almost all of the largest cable system operators in the United States, as well as a number of smaller domestic cable operators, numerous international cable operators, and telephone companies and broadcasters interested in digital video transport products. Our largest customers during fiscal year 2004 were Adelphia Communications and Time Warner Cable accounting for 20% and 16%, respectively, of net sales. Our largest customers during fiscal year 2003 were Comcast and Time Warner Cable, accounting for 19% and 17%, respectively, of net sales. Our largest customers during fiscal year 2002 were Adelphia Communications, Charter Communications, and Time Warner Cable, accounting for 30%, 11%, and 10%, respectively, of net sales. All of these principal customers purchase both products and services.

See Note 18 to the Consolidated Financial Statements in Item 8 of this Form 10-K for further information relating to concentration of credit risk.

Sales and Distribution

Our sales and distribution are corporate functions focused on maximizing the synergies of C-COR’s three market offerings — products, services, and software — as a comprehensive network solution. Sales and distribution are organized into two major global regions: the first covering the Americas, and the second covering the EuroPacific area. Sales efforts are conducted from our headquarters in Pennsylvania; from offices in Europe, Canada, Asia, and Australia; from regional sales offices located throughout the United States; and through numerous sales and distribution channel partners around the world.

We sell our products and services in the United States through our direct sales force, national account representatives, and sales and distribution channel partners. Our direct sales force is organized by geographic regions and approaches the customer at the system level, and our national account representatives approach the customer at the corporate level. A technical staff supports our sales force. They work closely with customers to design systems, develop technical proposals, and assist with installation and post-sale support.

International sales in Europe, Asia, and Canada are made both through our direct sales force and channel partners, while sales in Latin America are made primarily through channel partners. Sales management for Europe is located in our Netherlands office, for Asia in our offices in Australia and Mainland China, and for Canada and Latin America from our headquarters in State College, Pennsylvania. For fiscal year 2004, our international sales represented 28% of consolidated net sales. In fiscal years 2003 and 2002, international sales were 28% and 13%, respectively, of net sales.

See Note 22 to the Consolidated Financial Statements in Item 8 of this Form 10-K for further information relating to sales by geographic region.

Additionally, we provide 24x7 technical support, both directly and through channel partners, as well as training for customers and channel partners, as required, both in our facilities and at our customers’ sites.

Our product management function develops strategies for product lines and, in conjunction with the sales force, identifies evolving technical and application needs of customers. In addition, the product management function is responsible for demand forecasting and general support of the sales force.

C-COR’s corporate marketing department works with the Company’s product managers and sales force to develop and implement a global marketing and communications program.

C-COR utilizes a corporate-wide ERP (Enterprise Resource Planning) system, accessible by C-COR personnel worldwide. The ERP system automates and standardizes key corporate functions in finance, manufacturing, purchasing, and customer service management.

Backlog

We schedule production of our Broadband Communications Products’ equipment based on our backlog, informal commitments from customers, and sales projections. Our backlog consists of firm orders by customers for delivery within the next 12 months. The majority of equipment backlog typically is shipped within one to two quarters. In contrast, backlog in the Broadband Management Solutions and Broadband Network Services groups typically reflects longer-term systems development and field service projects that convert into revenue over a 12-month period.

At June 25, 2004, our backlog of orders was $60.8 million, including $27.1 million for Broadband Communications Products, $31.1 million for Broadband Network Services, and $2.6 million for Broadband Management Solutions. By comparison, backlog at the beginning of the fiscal year (June 28, 2003) was $54.3 million, including $25.8 million for Broadband Communications Products, $20.8 million for Broadband Network Services, and $7.7 million for Broadband Management Solutions.

Anticipated orders from customers may fail to materialize and delivery schedules may be deferred or canceled for a number of reasons, including reductions in capital spending by network operators, customer financial difficulties, annual capital spending budget cycles, and construction delays.

Research and Product Development

We operate in an industry that is subject to rapid changes in technology. Our ability to compete successfully depends in large part upon anticipating such changes. Accordingly, we engage in ongoing research and development activities that are intended to advance existing product lines and develop or evaluate new products. Our current research and product development focus is on optical equipment, OSS software solutions, and emerging packet-based technologies, architectures, and standards that affect critical areas, such as bandwidth network capacity management for multiple cable subscriber services.

Product managers in both the Broadband Communications Products and Broadband Management Solutions segments have responsibility for the product life cycle of specific hardware or software products from concept through development, expansion, and end-of-life. In this role, the product managers coordinate with a variety of C-COR professionals from sales, marketing, engineering, and technical support to develop and implement product plans. Broadband Communications Products utilizes a concurrent product development program to enhance its capability to produce new products within an optimal time frame. The program addresses a number of key business activities, including portfolio management, innovation, product selection, product definition, electronic design and testing, selection of new product components, prototyping and piloting, and the ability to rapidly commercialize a new product.

During the past fiscal year, research and product development expenditures were primarily directed at developing new platforms for next-generation broadband applications and expanding the capabilities of our operations support system software applications. We also continued with product development process improvements to reduce cycle time to design, reduce manufacturing costs, and improve design quality.

During fiscal years 2004, 2003, and 2002, we spent $21.5 million, $27.0 million, and $27.1 million, respectively, on research and product development. Research and product development expenses in the Broadband Communications Products segment were $16.6 million, $21.2 million and $17.9 million, respectively, for fiscal years 2004, 2003, and 2002. Research and product development expenses in the Broadband Management Solutions segment were $4.3 million, $5.3 million, and $8.3 million, respectively, for fiscal years 2004, 2003, and 2002. Other research and product development expenses, not allocated to segments, were $592,000, $544,000 and $900,000, respectively, for fiscal years 2004, 2003, and 2002. All research and product development expenditures have been expensed. Anticipated product development initiatives are expected to result in increased research and product development expense in future years.

Competition

The broadband communications markets are dynamic and highly competitive, requiring substantial resources of those companies that compete in these markets, skilled and experienced personnel, and a capability to anticipate and capitalize on change. Our Broadband Communications Products group competes with other companies, including Motorola’s Broadband Communications Sector (formerly General Instrument Corporation), Scientific Atlanta, Inc., and Harmonic, Inc., some of which are large publicly traded companies that may have greater financial, technical, and marketing resources than we do.

Equipment from our Broadband Communications Products segment is marketed with emphasis on quality, advanced technology, differentiating features, flexibility, and business solution, and is generally priced competitively with other manufacturers’ product lines. Product reliability and performance, technological innovation, responsive customer service, breadth of product offering, and pricing are several of the key criteria for competition.

Our Broadband Network Services segment competes in the United States with several vendors that offer technical field service support. Our Broadband Network Services segment competes by offering high-end technical support expertise for next-generation optical networks as well as the traditional construction, installation, and maintenance operations, which can be offered under a bundled solution with our equipment and/or software. These bundled arrangements provide our customers with a one-stop shopping solution.

With regard to our Broadband Management Solutions group, there are several competing vendors offering network management, mobile workforce management, network configuration management, subscriber management, and network capacity management systems in the United States, some of which may currently have greater sales in these areas than we do. However, we believe that we offer a more integrated solution that supports the requirements of both today’s hybrid fiber coax networks and the emerging all-digital, packet-based networks of the future. We believe our acquisition of Stargus and Alopa solidifies C-COR’s position as a provider of a comprehensive OSS solution for broadband operators, integrating network, subscriber, workforce, and bandwidth capacity management under one modular umbrella offering.

Employees

We had approximately 1,440 employees as of June 25, 2004.

Suppliers

We closely monitor supplier delivery performance and quality. We employ a strategy of limiting the total number of global suppliers to those who are quality leaders in their respective specialties and who will work with us as partners in the supply chain. Typical items purchased are die cast aluminum housings, radio frequency hybrids, printed circuit boards, fiber optic lasers, photo receivers, and standard electronic components. Although some of the components we use are single sourced, we have experienced no significant difficulties during the past fiscal year in obtaining adequate quantities of raw materials and component parts.

We outsource the manufacture and repair of certain assemblies and modules where it is cost effective to do so or where there are advantages with respect to delivery times. Current outsourcing arrangements include certain power supplies, accessories, optical modules, digital return modules, circuit boards, repair services, and small-lot manufacturing.

Strategic Partnerships

During fiscal year 2004, we entered into strategic agreements with two technology partners to implement advanced solutions for the rapid and reliable delivery of multiple, on-demand services to the subscriber.

In October 2003, C-COR entered into an agreement with Alloptic, Inc., a pioneer in the development and deployment of Ethernet Passive Optical Network (EPON) technology that operates at Gigabit speeds, for exclusive rights to market an FTTP (Fiber-to-the-Premises) system that incorporates Alloptic’s technology to cable television MSOs (Multiple System Operators) in the U.S. and certain other countries, as well as other selected domestic and international market segments. C-COR markets its FTTP solution under the label FTTmaX.

In February 2004, C-COR entered into a marketing and sales agreement with TANDBERG Television ASA, a leading supplier of open solutions for digital broadcasting and broadband, to provide cable operators with a high-density Edge QAM (Quadrature Amplitude Modulation) device, under the C-COR label Edge Max5500, that is integrated with C-COR’s GigE Max optical transport module for a total system solution in delivering video-on-demand.

Intellectual Property

We hold twenty-one (21) U.S. patents and have twenty-six (26) patents pending in the U.S. Patent and Trademark Office. In addition, we hold an exclusive license, for use in our field, for thirty-one (31) ADC Telecommunications, Inc. U.S. patents and patent applications and a non-exclusive license for forty-six (46) Philips U.S. patents, relating to fiber optic and radio frequency transmission equipment and technology, and network management techniques and services. We attempt to protect our intellectual property through patents, trademarks, copyrights, and a program of maintaining certain technology as trade secrets.

Risks Related to Our Business

Our business is dependent on the level of capital spending by cable network operators.

Historically, most of our sales have been network distribution and transmission equipment and services to cable network operators in the United States and internationally, and we expect this to continue for the foreseeable future. Demand for our products depends significantly upon the size and timing of capital spending by cable network operators for constructing, rebuilding, upgrading, or maintaining their systems. We cannot accurately predict the patterns of cable network operators’ spending, but we believe that these patterns will be affected in the near future by a variety of factors, including:

•	a reassessment by cable operators of capital spending requirements with the objective of balancing subscriber demand for advanced services with the financial market expectation of solid financial results and, in particular, a renewed emphasis on generating positive cash flow and increasing revenue generated per subscriber;

•	the transition of most major domestic operations from large-scale network upgrades to more targeted capital investment tied to the roll-out of advanced services over small network segments;

•	delayed spending due to economic conditions in the international markets for network upgrades to support two-way capability for advanced video, voice, and data services; and

•	consolidation of cable operators that could result in a reduction or temporary disruption in capital spending.

Our customer base consists primarily of a limited number of customers in a single industry.

Most of our sales have been to relatively few customers. Sales to our ten largest customers accounted for approximately 79% of net sales in fiscal year 2002, 64% of net sales in fiscal year 2003 and 61% of net sales in fiscal year 2004. The loss of, or any reduction in orders from, a significant customer would harm our business. For example, in June 2002, our largest customer at the time, Adelphia Communications (representing approximately 30% of our fiscal year 2002 sales), filed a petition for protection under the federal bankruptcy statutes. At the time of the petition, we had outstanding accounts receivables of $44.9 million that were written off in fiscal year 2002, which had a material adverse effect on our financial condition.

In recent years, there has also been significant consolidation of ownership of cable systems, particularly in the United States. As a result, we expect that the concentration of our sales among a limited number of customers will continue. Almost all of our sales are made on a purchase order basis and none of our customers have entered into long-term agreements requiring them to purchase our products. We believe that any further consolidation of our customer base could result in delays in receiving new orders or a reduction in the size of orders for our products, which may harm our business.

We could be adversely affected by advancement of technologies competing with hybrid fiber coax networks.

Our core products are network distribution and transmission equipment for hybrid fiber coax networks. Hybrid fiber coax networks can be used for high-speed internet access, telephony, video-on-demand, and digital cable television. Demand for our products depends primarily on our customers’ desire and ability to upgrade their existing networks to offer high-speed internet access, telephony, video-on-demand, and digital cable television, in addition to basic video service. There are, however, technologies that compete with hybrid fiber coax networks in providing high speed internet access, telephony, video-on-demand, and digital cable television to end users, such as direct broadcast satellite, digital subscriber line, and local multipoint distribution services. Improvements in a competing technology could result in significant price and/or performance advantages for that technology which, in turn, could reduce demand for our products.

It is difficult for us to accurately predict the future growth rate, size, and technological direction of the broadband communications market. As this market evolves, it is possible that hybrid fiber coax network operators, telephone companies, or other suppliers of broadband wireless and satellite services will decide to adopt alternative technologies or standards that are incompatible with our products. If we are unable to design, manufacture, and market products that incorporate or are compatible with these new technologies or standards, our business would suffer.

If we are unable to increase our operations support systems software revenue to generate adequate profitability, our financial results could be adversely affected.

Our ability to increase the revenue generated by our operations support systems software depends on many factors that are beyond our control. For example:

•	our customers may decide to continue to manage their hybrid fiber coax networks by focusing on limited, individual elements of the network rather than managing their entire network integrity and service delivery processes using a suite of software application modules such as our Integrated Services Management (ISMTM) system;

•	our customers may decide to use internally developed software tools to manage their networks rather than license software from us;

•	the software business is volatile and we may not be able to effectively utilize our resources and meet the needs of our customers if we are unable to forecast the future demands of such customers;

•	if our customers increase the amount of spending on operations support system software, new suppliers may enter the market and successfully capture market share; and

•	we may be unable to hire and retain enough qualified technical and management personnel to support our growth plans.

Fluctuations in our software sales may result in greater volatility in our operating results.

The level of our software sales are likely to fluctuate significantly quarter to quarter for the foreseeable future and introduce greater volatility to our operating results than has been typical in the past, when the main source of volatility was the high proportion of quick-turn equipment sales. A significant portion of our software business is in the early stages of development and its sales are characterized by large one-time system deployments where revenue has been recognized using the completed contract method upon completion of the deployment and subsequent customer acceptance. Because the gross margins associated with software sales are substantially higher than our average gross margins, fluctuations in quarterly software sales have a disproportionate effect on operating results and earnings per share and could result in our operating results falling short of the expectations of securities analysts and investors. In such event, the price of our common stock could be adversely affected.

We may be unable to accurately forecast the demand level for our products in the long term.

Many domestic cable operators have upgraded their networks to enable two-way communications. While we expect to generate additional sales in the coming quarters as the remainder of the domestic cable networks, as well as international cable networks, are upgraded and as new products are introduced, we cannot accurately forecast the level of demand for our products in the long term. We expect the future level of demand for our products to be heavily influenced by the penetration rates of such consumer offerings as video-on-demand, digital television, high-speed internet access, and telephony over hybrid fiber coax networks, which are beyond our control. In addition, we expect a higher proportion of our revenues to come from international customers in countries where the hybrid fiber coax networks are being upgraded to enable these services to be offered.

If we are unable to design, manufacture, and market new products in a timely manner, we may not remain competitive.

The broadband communications market is characterized by continuing technological advancement, changes in customer requirements, and evolving industry standards. To compete successfully, we must design, manufacture, and market new products that provide increasingly higher levels of performance and reliability. Our inability to design, manufacture, and market these products or to achieve broad commercial acceptance of these products would have an adverse effect on our business.

We may pursue acquisitions and investments that could adversely affect our business.

In the past we have made, and in the future we may make, acquisitions of and investments in businesses, products, and technologies to complement or expand our business. We recently completed four acquisitions and are in the process of integrating them into our business. We have incurred incremental costs associated with acquisitions in the past that have adversely affected our financial results and expect to incur such costs in the future. We have also recorded goodwill associated with acquisitions that is subject to annual impairment testing that could result in a write-down of goodwill that would adversely affect our financial results. Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities, increased amortization expense, and write-downs of acquired assets.

If we are unable to retain our key personnel or recruit additional key personnel in the future, we may be unable to effectively execute our business strategy.

Our success depends on our ability to hire, retain, and motivate highly qualified personnel. Competition for qualified technical and other personnel is intense and we may not successfully attract or retain such personnel. Competitors and others in the past have recruited our employees and may do so in the future. While we require our employees to sign customary agreements concerning confidentiality and ownership of inventions, we generally do not have employment contracts or non-competition agreements with our personnel. If we lose any of our key personnel, are unable to attract qualified personnel, or are delayed in hiring required personnel, particularly engineers and other technical personnel, our business could be negatively affected.

Our reliance on several key components, subassemblies and modules used in the manufacturing of our products could restrict production.

We obtain many components, subassemblies, and modules necessary for manufacturing our products from a sole supplier or a limited group of suppliers. Our reliance on sole or limited suppliers, particularly foreign suppliers, and our increasing reliance on subcontractors, involves several risks. These risks include the potential inability to obtain an adequate supply of required components, subassemblies, or modules and reduced control over pricing, quality, and timely delivery of these components, subassemblies, or modules. We do not generally maintain long-term agreements with any of our suppliers or subcontractors. An inability to obtain adequate deliveries, or any other circumstances requiring us to seek alternative sources of supply, could affect our ability to ship our products on a timely basis, which could damage our relationships with current and prospective customers and harm our business.

In response to reduced visibility into future customer capital spending plans and declines in capital spending by our customers over the past several years, which in turn resulted in a decline in demand for our products, we reduced our level of commitments and future forecasts with our suppliers. As a result, it may be more difficult in the future to obtain components required for our products or to ramp up the volume of components, subassemblies, or modules if demand for our products increases.

Our ability to achieve our strategic objective of delivering a full range of broadband network services will depend upon our ability to effectively manage our service workforce.

Our ability to provide broadband network services required by our customers depends upon our ability to hire, retain, motivate, and effectively manage a large service workforce. Our inability to maintain and effectively manage such personnel could affect our ability to meet our customer needs on a timely basis, which could damage our relationships with current customers and prevent us from achieving our strategic objective.

Changes in international trade laws, regulations, or the political climate in Mexico could hinder our production capacity.

A substantial amount of the products that we sell are made in our manufacturing facility in Tijuana, Mexico, where optical nodes and RF amplifiers for the domestic market are manufactured. This operation is exposed to certain risks as a result of its location, including:

•	changes in international trade laws, such as the North American Free Trade Agreement, affecting our import and export activities;

•	changes in, or expiration of, the Mexican government’s Maquiladora program, which provides economic benefits to us;

•	changes in labor laws and regulations affecting our ability to hire and retain employees;

•	fluctuations of foreign currency and exchange controls;

•	potential political instability and changes in the Mexican government;

•	potential regulatory changes; and

•	general economic conditions in Mexico.

Any of these risks could interfere with the operation of this facility and result in reduced production, increased costs, or both. In the event that the production capacity of this facility is reduced, we could fail to ship products on schedule and could face a reduction in future orders from dissatisfied customers. If our costs to operate this facility increase, our margins would decrease. Reduced shipments and margins would have an adverse effect on our financial results and could lead to a decline in our stock price.

Changes in the regulatory, political, and economic environments in Europe, Asia, and Australia could adversely affect our manufacturing and sales and administrative support operations in various countries in which we have international operations.

We have operations in Austria, the Netherlands, Spain, Portugal, the United Kingdom, France, Germany, Singapore, Australia, China and India. These operations include manufacturing, engineering, and sales and administrative activities that support the delivery of localized versions of products and services in Europe and Asia and software development in the United States. These facilities and operations are subject to certain risks as a result of their location, including:

•	changes in international trade laws that could affect doing business in the European Common Market;

•	changes in labor laws and regulations affecting our ability to hire and retain employees;

•	potential political instability and changes in the government of the various countries;

•	potential regulatory changes;

•	foreign currency fluctuations; and

•	general economic conditions in Europe, Asia, and Australia.

Our competitors, some of whom are larger and more established, may have a competitive advantage over us.

The market for cable network transmission equipment and services is extremely competitive and is characterized by rapid technological change. Our current competitors include significantly larger companies with greater financial, technical, marketing, and other resources. Additional competition could come from new entrants in the broadband communications equipment and services market. These existing and potential competitors may be in a better position to withstand any significant reduction in capital spending by cable network operators and to keep pace with changes in technology. We cannot assure you that we will be able to compete successfully in the future or that competition will not harm our business.

Competitive pressures are likely to increase in the current environment of reduced customer capital spending as our competitors attempt to maintain revenue levels by increasing market share. This may result in increased price competition that could adversely affect our margins. Also, it could result in consolidation among our competitors which would have an unpredictable effect on our competitive position.

We may need additional capital in the future and may not be able to secure adequate funds on terms acceptable to us.

We incurred operating losses in fiscal years 2002 and 2003 which resulted in negative cash flow from operations, and we may experience similar results in the future. We currently anticipate that our existing capital resources, including cash and cash equivalent balances after funding the acquisitions of Stargus and Optinel, our marketable securities, and availability under our existing financing agreement, will be sufficient to meet our operating needs for the next 12 to 24 months. If our cash flows are less than expected, we may need to raise additional funds sooner to respond to unforeseen technological or marketing hurdles, satisfy unforeseen liabilities, or take advantage of unanticipated opportunities. A future acquisition could require significant amounts of capital. We may not be able to obtain funds at the time or times needed on terms acceptable to us, or at all. If we are unable to obtain adequate funds on acceptable terms, we may not be able to take advantage of market opportunities, develop new products, or otherwise respond to competitive pressures.

If our sales forecasts are not realized in a given period or if our operating results fluctuate in any given quarter, our stock price may fall.

While we receive periodic forecasts from our customers as to their future requirements, these forecasts may not accurately reflect future purchase orders for our products. Sales of equipment are typically based on purchase orders and a substantial proportion of equipment sales are quick-turn orders that are received and filled in the same quarter. In addition, the sales cycles of many of our products, particularly our software products and our newer products sold internationally, are typically unpredictable and usually involve:

•	a significant technical evaluation by our customers;

•	a commitment of capital and other resources by cable network operators;

•	delays associated with cable network operators’ internal procedures to approve large capital expenditures;

•	time required to engineer the deployment of new technologies or services within broadband networks; and

•	testing and acceptance of new technologies that affect key operations.

For these and other reasons, our sales cycles generally last three to six months, but can last up to 12 months. In addition, because a limited number of large customers account for a significant portion of our sales, the timing of their orders can cause significant fluctuation in our quarterly operating results. A substantial portion of our expenses are fixed in the short term and are based on expected sales. If sales are below expectations in any given quarter, the negative impact on our operating results may be increased if we are unable to adjust our spending to compensate for the lower sales. Accordingly, variations in the timing of sales can cause significant fluctuations in our quarterly operating results and may result in a decline in the price of our common stock.

We may be harmed if we are unable to adequately protect our proprietary rights.

We intend to continue to file patent applications in the future, where we believe appropriate, and to pursue such applications with U.S. and foreign patent authorities, but we cannot be sure that patents will be issued on such applications or that our patents will not be contested. Also, because issuance of a valid patent does not prevent other companies from using alternative, non-infringing technology, we cannot be sure that any of our existing or future patents will provide significant commercial protection. We also rely on trade secrets, technical know-how, copyright, and other unpatented proprietary information relating to our product development and manufacturing activities. We try to protect this information with confidentiality agreements with our employees and other parties. We cannot be sure that these agreements will not be breached, that we will have adequate remedies for any breach or that our trade secrets and proprietary know-how will not otherwise become known or independently discovered by others.

Particular aspects of our technology could be found to infringe on the claims of other existing or future patents. Other companies may hold or obtain patents on inventions or may otherwise claim proprietary rights to technology necessary to our business which could prevent us from developing new products. We cannot predict the extent to which we may be required to seek licenses, or the extent to which they will be available to us on acceptable terms, if at all.

We may experience increases in our tax expense as we become more profitable.

Our current income tax expense represents a relatively low percentage of our taxable income because we have a substantial amount of net operating loss carryforwards and other deferred tax assets that are being utilized. In fiscal year 2003, we established a full valuation allowance against our domestic deferred tax assets as the operating losses realized in fiscal years 2001 through 2003 raised doubts about our ability to utilize those deferred tax assets in the future. As a result, our operating cash flow, reported net income and earnings per share reflect a relatively low effective tax rate. If we generate taxable income on a consistent basis for multiple consecutive quarters, it might be necessary for us to eliminate or reduce the deferred tax asset valuation allowance which will have the effect of increasing the amount of income tax expense recorded in the future and decreasing the reported net income and earnings per share.

We may incur significant liabilities if we fail to comply with stringent environmental regulations or if we did not comply with these regulations in the past.

We are subject to a variety of Federal, state, and local governmental regulations related to the use, storage, discharge, and disposal of toxic or otherwise hazardous chemicals used in our manufacturing process. Although we believe that our activities conform to environmental regulations, the failure to comply with present or future regulations could result in fines being imposed on us, suspension of production, or a cessation of operations. We cannot assure you that we have not in the past violated applicable laws or regulations which could result in required remediation or other liabilities.

Our Internet Website

The address for our Internet website is www.c-cor.net. Our electronic filings with the Securities and Exchange Commission (including all annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports), including the exhibits, are available free of charge through our website as soon as reasonably practicable after we electronically file them with or furnish them to the Securities and Exchange Commission.

Item 2.	Properties

We operate the following principal facilities:

			Approximate	(O) Owned
Location	Principal Use	Segment	Square Feet	(L) Leased

State College, Pennsylvania	Administrative Offices and Development Engineering	All	133,000	O
Tijuana, Mexico	Manufacturing	(1)	89,400	L
Meriden, Connecticut	Administrative Offices, Manufacturing, and Development Engineering	(1)	98,600	L
Klagenfurt, Austria	Administrative Offices, Manufacturing, and Development Engineering	(1)	21,700	L
Almere, The Netherlands	Administrative Offices	(1)(3)	5,100	L
Mulgrave, Australia	Administrative Offices	(1)	16,725	L
Lakewood, Colorado	Administrative Offices	(2)	4,500	L
Pleasanton, California	Development and Administrative Offices	(3)	18,700	L
Sunnyvale, California	Development and Administrative Offices	(1)(3)	13,800 8,350	L L

Segment:

(1)	Broadband Communications Products

(2)	Broadband Network Services

(3)	Broadband Management Solutions

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

Certain former security holders and employees of Convergence.com Corporation, a company that we acquired in fiscal year 2000, filed claims against the Company in March 2001 alleging violations of state securities laws and certain other state law claims related to a stock option plan. The complaint alleged that the damages suffered by the individuals approximated $2.1 million, which was based on the number of stock options multiplied by the highest price of the Company’s common stock since the acquisition, and did not take into account the exercise price, which the plaintiffs would have had to pay to the Company if the options were exercised. The complaint also asserted claims for treble damages, an undetermined amount of punitive damages, and reimbursement of attorney’s fees.

On January 23, 2004, the Superior Court of Forsyth County, Georgia, granted the Company’s motion for summary judgment in full, thereby dismissing all claims against the Company. The plaintiffs have filed a motion of their intent to appeal the decision.

Item 4.	Submission of Matters to a Vote of Securities Holders

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 25, 2004.

Executive Officers of the Registrant

All executive officers of C-COR are elected annually by the Board of Directors to serve in their offices for the next succeeding year and until their successors are duly elected and qualified. The listing immediately following this paragraph gives certain information about our executive officers, including age, present position and business experience during the past five years.

Name	Age	Position/Experience

David A. Woodle	48	Chairman since October 2000; Chief Executive Officer since July 20, 1998.
Mary G. Beahm	44	Corporate Vice President, Human Resources, since August 2001; Vice President, Human Resources from November 1998 to August 2001. Board of Trustees, The Pennsylvania State University since 1990.
John O. Caezza	46	President, Broadband Communications Products, since August 2001; Vice President and General Manager, Broadband Communications Division of ADC Telecommunications, Inc., a major manufacturer of uncompressed digital transport, opto-electronic, and radio frequency products for the broadband communications market, from May 2000 to August 2001; Vice President, Engineering, Philips Broadband Networks, Inc., a major international manufacturer of opto-electronic and radio frequency products for the broadband communications market, from June 1996 to May 2000.
Douglas W. Engerman	48	President, Broadband Management Solutions, since August 2001; Vice President and General Manager, Broadband Management Services from June 2001 to August 2001; Senior Vice President for Project Implementation and Customer Support at Mobile Data Solutions, Inc. (MDSI), a provider of wireless software application solutions to the energy, utility, telecommunications, cable, and insurance industries worldwide, from November 1999 to June 2001; Senior Vice President, Utilities Business Unit at MDSI from November 1998 to November 1999.
Stephen Timothy Gropp	50	Corporate Vice President, Americas Business, since June 2004; Vice President of Worldwide Sales, Alopa Networks, Inc., a provider of operations support software for use in cable television networks, from April 2003 to May 2004; Vice President of Sales, Broadband Services, Inc., a provider of outsourced supply chain management services for telecom service providers, from August 2001 to April 2003; Customer Team Vice President for Broadband Service Providers and Emerging Service Providers for the Western United States, Lucent Technologies, Inc., a provider of systems, services and software for communications networks, from November 1998 to August 2001.
William T. Hanelly	48	Chief Financial Officer, Secretary, and Treasurer since August 2001; Vice President, Finance, Secretary, and Treasurer from October 1998 to August 2001.
David E. Levitan	43	President, Broadband Network Services, since August 2004; Senior Vice President and General Manager, CableMatrix Technologies, Inc., a provider of software solutions for managing quality of service in high-speed broadband data networks, from May 2003 to July 2004; Vice President and General Manager, SciCare Broadband Services Division of Scientific-Atlanta, Inc., a supplier of digital interactive subscriber systems, transmission networks and services to broadband network operators, from November 1998 to August 2002.

Name	Age	Position/Experience

Gerhard B. Nederlof	56	Corporate Vice President, EuroPacific Business since August 2001; Sr. Vice President, EuroPacific Business from February 2000 to August 2001; Sr. Vice President, Broadband Management Services from July 1999 to February 2000; Sr. Vice President, Marketing from September 1998 to July 1999.
Kenneth A. Wright	48	Chief Technology Officer since October 2000; Chief Technology Officer, 21e.net from October 1999 to October 2000; Chief Technical Officer, InterMedia Partners, a multiple cable system operator, from February 1995 to September 1999.

PART II

Item 5.	Market for the Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is traded on The Nasdaq National Market under the symbol of CCBL. The range of high and low price information as reported by Nasdaq follows:

	High	Low

2003
Quarter ended
September 27, 2002	$7.14	$3.45
December 27, 2002	$4.57	$2.75
March 28, 2003	$4.89	$2.57
June 27, 2003	$5.65	$2.94
2004
Quarter ended
September 26, 2003	$7.60	$4.55
December 26, 2003	$12.47	$6.13
March 26, 2004	$18.63	$11.03
June 25, 2004	$15.31	$8.00

We have never paid a cash dividend on our common stock.

As of August 18, 2004, there were 626 shareholders of record of common stock.

Equity Compensation Plans

The following table sets forth additional information as of June 25, 2004 with respect to our equity compensation plans that provide for the issuance of stock options, warrants or rights to purchase C-COR securities.

			Number of Securities
	Number of Securities		Remaining Available for
	to be Issued upon	Weighted Average	Future Issuance under
	Exercise of	Exercise Price of	Equity Compensation Plans
	Outstanding Options	Outstanding Options	(Excluding Securities
Plan Category	and Warrants	and Warrants	Reflected in First Column)

Equity compensation plans approved by security holders	5,307,442	$9.97	1,833,818
Equity compensation plans not approved by security holders	186,123	$4.28	—

Total	5,493,565	$9.78	1,833,818

Equity compensation plans not approved by security holders represent plans assumed in connection with the acquisitions of Convergence.com Corporation (Convergence), MobileForce Technologies, Inc. (MobileForce), and Lantern Communications, Inc. (Lantern). Each of the assumed plans covered warrants, stock options or a combination thereof. The warrants or stock options covered by the assumed plans were converted at applicable exchange ratios into warrants or stock options to purchase C-COR common stock. No future awards may be granted under these plans. Awards related to the Convergence and Mobileforce plans vested immediately upon C-COR’s assumption of the plans. Awards related to the Lantern plan retained their original vesting schedules.

Item 6.	Selected Financial Data

Selected Financial Data

	June 25,	June 27,	June 28,	June 29,	June 30,
Fiscal Year Ended	2004	2003	2002	2001	2000

	(In thousands except per share data)
Statement of operations data:
Net sales	$240,918	$200,662	$265,651	$223,295	$283,262
Income (loss) from continuing operations(1)	44,160	(139,589)	(41,924)	(7,827)	14,461
Discontinued operations	—	—	—	177	1,063
Net income (loss)	44,160	(139,589)	(41,924)	(7,650)	15,524
Net income (loss) per share — basic
Continuing operations	$1.14	$(3.84)	$(1.24)	$(0.24)	$0.48
Discontinued operations	—	—	—	0.01	0.04

Net income (loss) per share — basic	$1.14	$(3.84)	$(1.24)	$(0.23)	$0.52

Net income (loss) per share — diluted Continuing operations	$1.10	$(3.84)	$(1.24)	$(0.24)	$0.43
Discontinued operations	—	—	—	0.01	0.03

Net income (loss) per share — diluted	$1.10	$(3.84)	$(1.24)	$(0.23)	$0.46

Weighted average common shares and common share equivalents
Basic	38,832	36,384	33,710	32,905	30,039
Diluted	40,223	36,384	33,710	32,905	33,968
Balance sheet data (at period end):
Working capital	$140,700	$37,597	$164,727	$153,001	$189,299
Cash and marketable securities(2)	116,725	22,611	111,860	100,893	137,533
Total assets	266,885	143,017	270,823	238,705	273,039
Total long-term debt obligations	930	1,113	1,896	1,765	1,752
Shareholders’ equity	208,262	81,529	218,598	203,909	227,658

(1)	Income (loss) from continuing operations in fiscal years 2004 and 2003 includes a number of significant charges and recoveries, including charges associated with business combinations (see Notes 3 and 21 to the Consolidated Financial Statements in Item 8 of this Form 10-K).

(2)	Cash excludes $1,637 and $2,300 of restricted cash in fiscal years 2004 and 2003, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

We design, manufacture, and market network distribution and transmission products and provide services and operational support systems to operators of advanced hybrid fiber coax broadband networks. We operate in three industry segments: Broadband Communications Products, Broadband Network Services, and Broadband Management Solutions.

Our Broadband Communications Products segment is responsible for research, development, management, production, support, and sales of digital video transport, fiber optic, radio frequency, and fiber-to-the-premises equipment for hybrid fiber coax networks as well as the Company’s new optical packet-ring technology solution for the all-digital networks of the future.

Our Broadband Network Services segment provides outsourced technical services, including network engineering and design, construction, activation, optimization, certification, maintenance, and operations.

Our Broadband Management Solutions segment is responsible for the development, integration, management, implementation, support, and sale of operations support systems (OSS) solutions to operate and manage reliable, high-quality multi-service networks.

C-COR returned to profitability in fiscal year 2004 based upon a 20% growth in sales combined with the effect of cost reduction actions implemented in the previous fiscal year. Our sales to Adelphia increased substantially in fiscal year 2004 as they resumed spending on the upgrade of their networks. Gross margins improved from 15.9% in fiscal year 2003 to 37.5% in fiscal year 2004, reflecting the higher level of sales in each of our operating segments, consolidation of manufacturing operations, and lower charges associated with excess and obsolete inventory. As a result, gross profit increased from $31.9 million in fiscal year 2003 to $90.3 million in fiscal year 2004.

We also substantially improved our liquidity in fiscal year 2004 by generating $49.3 million in cash from operations, which included $21.1 million in proceeds from the sale of our Adelphia bankruptcy trade claims, and by completing a follow-on offering of our common stock which raised $69.5 million in net proceeds.

In fiscal year 2004, we invested $33.4 million in the acquisitions of Alopa Networks, Inc. and Lantern Communications, Inc., and subsequent to June 25, 2004, we committed another $26.5 million, plus an earnout of up to $6.0 million, to the acquisitions of Stargus Inc. and Optinel Systems, Inc. We believe that these acquisitions enhance our product and software offerings in key areas and expect them to contribute to our financial results in fiscal year 2005.

We are subject to various risks associated with our business operations. For additional information concerning risks, refer to “Risks Related to Our Business,” in Part 1, Item 1 of this Form 10-K.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of the Company’s consolidated financial statements requires management to make estimates, assumptions, and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the applicable period. Management bases its estimates, assumptions, and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates, assumptions, and judgments.

The critical accounting policies requiring estimates, assumptions, and judgments that we believe have the most significant impact on our consolidated financial statements are:

•	Revenue recognition

•	Allowances for doubtful accounts

•	Valuation of inventories

•	Valuation of goodwill, other intangible assets, and long-lived assets

•	Restructuring costs

•	Warranty liabilities

•	Accounting for foreign currency translation and transactions

•	Accounting for income taxes

Different assumptions and judgments would change estimates used in the preparation of our consolidated financial statements, which, in turn, could change the results from those reported.

Revenue Recognition. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the sale price is fixed or determinable, and collectibility is reasonably assured. Revenue from equipment sales and sales-type leases is generally recognized when the equipment has been shipped. In instances in which the agreement with the customer contains a customer acceptance clause, revenue is deferred until customer acceptance is obtained. Service revenues, consisting of system design, field services, and other consulting engagements, are generally recognized as services are rendered in accordance with the terms of contracts. We also enter into contracts that entail delivery of both products and services. Revenue from these contracts is accounted for under the percentage of completion method. Under the percentage of completion method, we record revenue by reference to the costs incurred to date and the estimated costs remaining to fulfill the contracts. Provisions for losses on service contracts are recognized during the period in which the loss first becomes apparent. For contracts accounted for under the percentage of completion method, we typically perform the services prior to billing the customer which gives rise to unbilled receivables. In these circumstances, billings usually occur shortly after the Company performs a specified amount of the work, as outlined in the contract. Unbilled receivables are expected to be billed and collected generally within three to six months. For our software licensing arrangements involving multiple elements, revenue is allocated to each element based on vendor specific objective evidence of fair values of the elements. License revenue allocated to software products, in certain circumstances, is recognized upon the delivery of the software products. For certain of our software license arrangements where professional services are being provided that are deemed to be essential to the functionality or are for significant production, modification, or customization of the software product, both the software product revenue and the professional service revenue are recognized on the completed-contract method, as the Company previously did not have the ability to reasonably estimate contract costs at the inception of the contracts. Under the completed-contract method, revenue is recognized when the contract is complete, and all direct costs and related revenues are deferred until that time. Software maintenance fees are generally billed and collected in advance of the associated maintenance contract term. Maintenance fees collected are recorded as deferred revenue and recognized ratably under the straight-line method over the term of the contract. The entire amount of an estimated loss on a contract is accrued at the time a loss on a contract is projected. For new mobile workforce software contracts entered into in fiscal year 2005, the Company anticipates switching to the percentage of completion method of accounting as we believe that we now have the ability to reasonably estimate contract costs. Revenue recognition in each period is dependent on the application of these accounting policies.

Allowances for Doubtful Accounts. We establish a general allowance for doubtful accounts based on percentages applied to certain aged receivable categories. These percentages are determined by a variety of factors, including current economic trends, contractual terms and conditions, and historical payment experience. In addition, we establish allowances for specifically identified doubtful accounts when a loss is deemed to be both probable and estimable. In the event that we are not able to predict changes in the financial condition of our customers, resulting in an unexpected problem with collectibility of receivables and our actual bad debts differ from estimates, or we adjust estimates in future periods, our established allowances may be insufficient and we may be required to record additional allowances. Alternatively, if we provided more allowances than are ultimately required, we may reverse a portion of such provisions in future periods based on our actual collection experience. In the event we adjust our allowance estimates, it could materially affect our operating results and financial position.

Valuation of Inventories. Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out method. We establish provisions for excess and obsolete inventories after evaluation of historical sales and usage, current economic trends, market conditions, product rationalization, forecasted sales, product lifecycles, and current inventory levels. This evaluation requires us to make estimates regarding future events in an industry where rapid technological changes are prevalent. We experienced significant changes in required reserves during fiscal year 2003 due primarily to a decline in market conditions and product rationalization resulting from acquisitions. It is possible that increases in inventory reserves may be required in the future if there is a decline in market conditions or if changes in expected product lifecycles occur. Alternatively, if market conditions improve or product lifecycles extend, we may have greater success in selling inventory that had previously been written-down. In either event, the actual value of our inventory may be higher or lower and recognition of such difference will affect our cost of sales in a future period, which could materially affect our operating results and financial position.

Valuation of Goodwill, Other Intangible Assets, and Other Long-lived Assets. We assess goodwill at least annually for impairment and more frequently if circumstances warrant. We have chosen the end of the third quarter of each fiscal year as the period for performing our annual assessment. The impairment assessment is performed in two steps: (i) we determine whether impairment is indicated by comparing the fair value of each of our reporting units with its carrying value and (ii) if there is an indication of impairment, we measure the amount of impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill. We normally calculate the fair value of our reporting units by using the projected discounted cash flow method using a discount rate we determine to be commensurate with the risk inherent in our current business. If impairment is indicated, we allocate the fair value of the reporting unit to the reporting unit’s individual assets and liabilities. The residual value is the implied fair value of goodwill. The difference between the carrying amount of the goodwill and the implied fair value of the goodwill is recorded as an impairment loss. We also assess other intangible assets and other long-lived assets for recoverability whenever events or changes in circumstances indicate that their carrying value may not be recoverable through the estimated undiscounted future cash flows resulting from the use of the assets. When an impairment of goodwill, intangible assets, or long-lived assets is determined, it is recorded as a charge against earnings in the period when recognized. For additional information regarding goodwill and other intangible assets, refer to Note 9 of our consolidated financial statements.

Restructuring Costs. For restructuring activities initiated prior to December 31, 2002, we recorded restructuring costs in accordance with the provisions of Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” and Staff Accounting Bulletin No. 100, “Restructuring and Impairment Charges.” Restructuring costs were recorded when the Company committed to an exit plan and significant changes to the exit plan were not likely. We estimated the future amounts to be incurred as a result of exit plans and recorded the amounts as a charge against earnings. For restructuring activities initiated after December 31, 2002, restructuring costs are recorded in accordance with Statement of Financial Accounting Standards (SFAS) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (Statement 146). The principal difference between Statement 146 and EITF Issue No. 94-3 relates to when an entity can recognize a liability related to exit or disposal costs. Statement 146 requires that a liability be recognized for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to EITF Issue No. 94-3, which allowed a liability related to an exit or disposal activity to be recognized on the date an entity committed to an exit plan. For additional information regarding restructuring costs, refer to

Note 4 of our consolidated financial statements. Revisions to our estimates could result in an additional charge to earnings or a reversal of previously recorded charges, which could materially affect our operating results and financial position in future periods if anticipated events and key assumptions change.

Warranty Liabilities. We warranty our products against defects in materials and workmanship, generally for two to five years, depending upon product lines and geographic regions. A provision for estimated future costs related to warranty activities is recorded when the product is shipped, based upon our historical experience of known product failure rates and historical costs incurred in correcting product failures. In addition, from time to time, the recorded amount is adjusted for specifically identified warranty exposures if unforeseen technical problems arise. In the event that our historical experience of product failure rates and costs of correcting product failures change, or our estimates relating to probable losses resulting from specifically identified warranty exposures change, we may be required to record additional warranty reserves. Alternatively, if we provided more reserves than we needed, we may reverse a portion of such provisions in future periods. In the event we change our warranty reserve estimates, the resulting charge against future cost of sales or reversal of previously recorded charges may materially affect our operating results and financial position.

Accounting for Foreign Currency Translation and Transactions. We convert the assets and liabilities of foreign operations into their U.S. dollar equivalents at rates in effect at the balance sheet dates, and record translation adjustments in shareholders’ equity. The statements of operations of foreign operations are translated from the operation’s functional currency to U.S. dollar equivalents at average rates for the period. Foreign currency transaction gains and losses resulting from settlement of foreign receivables and payables, including certain cross-currency intercompany activities where payment is expected to be satisfied in the normal course of business, are recorded in the consolidated statements of operations. Other cross-currency intercompany activities, where management has no intent to require payment in the foreseeable future, are recorded in shareholders’ equity as a component of other comprehensive income (loss). In the event management’s intent with respect to cross-currency intercompany activities changes, such changes could result in a foreign currency gain or loss that may materially affect our operating results and financial position.

Accounting for Income Taxes. We estimate our income taxes for each of the jurisdictions in which we operate. This involves estimating our actual current income tax payable and assessing temporary differences resulting from differing treatment of items, such as reserves and accruals, for tax and accounting purposes. Deferred taxes arise due to temporary differences in the bases of assets and liabilities and from net operating losses and credit carryforwards. In general, deferred tax assets represent future tax benefits to be received when certain expenses previously recognized in the Company’s consolidated statement of operations become deductible expenses under applicable income tax laws or loss or credit carryforwards are utilized. Accordingly, realization of deferred tax assets is dependent on future taxable income against which these deductions, losses and credits can be utilized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers historical operating losses, scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As a result of the cumulative losses in fiscal years 2001, 2002, and 2003, we concluded during fiscal year 2003 that a valuation allowance against our net deferred tax assets was necessary. As of June 25, 2004, a full valuation allowance on our net deferred tax assets has been recorded, with the exception of certain net deferred tax assets in specific foreign jurisdictions where we believe it is more likely than not that such tax benefits will be realized. In addition, we expect to provide a valuation allowance on any future tax benefits until we can sustain a level of profitability that demonstrates our ability to utilize these assets.

Business Combinations

In fiscal year 2004, we acquired certain assets and liabilities of Alopa Networks, Inc. (Alopa), a provider of infrastructure software solutions for end-to-end activation, management, and assurance of digital services over cable, and Lantern Communications, Inc. (Lantern), a provider of Metropolitan Area Network packet-based transport solutions, which incorporate advanced bandwidth management and switching capabilities for the delivery of services such as voice, video, and data over a packet-based infrastructure. Alopa became part of our Broadband Management Solutions segment and Lantern became part of our Broadband Communications Products segment.

The total consideration for the acquisitions was $34.4 million, consisting of cash payments of $33.2 million, direct transaction costs of $270,000, and the assumption of Lantern stock options to purchase 119,920 shares of the Company’s common stock having a fair market value of $940,000, calculated using the Black-Scholes option-pricing model. The stock options assumed included both vested and unvested stock options. The unvested stock options require future employee service after the acquisition date to vest, and as such, $516,000 has been allocated to unearned compensation based on their intrinsic value as of the acquisition date. Such costs will be recognized over the remaining vesting period.

The acquisitions resulted in additional goodwill and other identifiable intangible assets being recorded during fiscal year 2004.

See Notes 3 and 9 to the Consolidated Financial Statements in Item 8 of this Form 10-K for additional information regarding business combinations.

Subsequent Events

We completed two acquisitions subsequent to June 25, 2004.

On July 16, 2004, we acquired all the outstanding securities of Stargus, Inc. (Stargus), a privately held company headquartered in Andover, Massachusetts. Stargus is a provider of comprehensive network and service management solutions for cable broadband networks. Stargus became part of the Company’s Broadband Management Solutions segment. The purchase price for the acquisition was approximately $17.0 million, subject to certain adjustments.

On September 3, 2004, we acquired certain assets and liabilities of Optinel Systems, Inc. (Optinel), a privately held company located in Elkridge, Maryland. Optinel is a provider of optical Ethernet transport solutions for residential and business services. Optinel became part of the Company’s Broadband Communications Products segment. The purchase price for the acquisition was approximately $9.5 million, subject to certain adjustments. Additional cash payments of up to $6.0 million are required to be made to Optinel shareholders if certain sales objectives are achieved within thirteen months from the date of acquisition.

We anticipate using a third-party appraisal firm to perform a valuation of identifiable intangible assets, including in-process research and development that was commenced but not yet completed at the date of these acquisitions, and which if unsuccessful, would have no alternative use. The fair value (if any) ascribed to in-process research and development will be charged to expense in the first quarter of fiscal year 2005. The fair value ascribed to other identifiable intangibles will result in higher amortization expense in future periods, in amounts unknown at this time. Any excess of the purchase price and related costs over the fair value of the acquired net assets of the businesses will be recorded as goodwill.

Results of Operations

The Company’s consolidated statements of operations for fiscal years 2004, 2003, and 2002 as a percentage of net sales, are as follows:

	Year Ended

	June 25,	June 27,	June 28,
	2004	2003	2002

Net sales:
Products	76.7%	86.1%	84.4%
Services	23.3	13.9	15.6

Total net sales	100.0	100.0	100.0

Cost of sales:
Products	45.8	63.0	57.8
Services	16.7	11.3	12.8
Excess and obsolete inventory charge	0.0	9.8	0.0

Total cost of sales	62.5	84.1	70.6

Gross margin	37.5	15.9	29.4
Operating expenses:
Selling and administrative	18.0	24.4	35.1
Research and product development	8.9	13.5	10.2
Amortization of goodwill and other intangibles	1.0	1.0	3.2
Goodwill and other intangible asset impairment charges	0.0	22.9	5.1
Acquired in-process technology charge	0.4	0.4	0.3
Restructuring costs (recovery)	(0.1)	0.2	1.0

Total operating expenses	28.2	62.4	54.9

Income (loss) from operations	9.3	(46.5)	(25.5)
Interest expense	(0.0)	(0.2)	(0.1)
Investment income	0.5	0.5	0.7
Foreign exchange gain (loss)	0.1	(0.4)	1.0
Gain on sale of bankruptcy trade claims	8.7	0.0	0.0
Other income (expense), net	0.1	0.5	(0.6)

Income (loss) before income taxes	18.7	(46.1)	(24.5)
Income tax expense (benefit)	0.4	23.4	(8.7)

Net income (loss)	18.3%	(69.5)%	(15.8)%

The table below sets forth our net sales for fiscal years 2004, 2003, and 2002 for each of our reportable segments described in Note 22 of our consolidated financial statements.

	Fiscal Year Ended

			Change			Change
	June 25,		from	June 27,		from	June 28,
	2004		Prior	2003		Prior	2002
Operating Segment	Net Sales	%	Year %	Net Sales	%	Year %	Net Sales	%

	(In millions of dollars)
Broadband Communications Products	$184.9	77	7	$172.8	86	(23)	$224.3	84
Broadband Network Services	45.4	19	94	23.4	12	(39)	38.1	14
Broadband Management Solutions	10.6	4	136	4.5	2	36	3.3	2

Consolidated	$240.9	100	20	$200.7	100	(24)	$265.7	100

The table below sets forth our net sales for fiscal years 2004, 2003, and 2002 by geographic region.

	Fiscal Year Ended

			Change			Change
			from			from
	June 25,		Prior	June 27,		Prior	June 28,
	2004		Year	2003		Year	2002
Geographic Region	Net Sales	%	%	Net Sales	%	%	Net Sales	%

	(In millions of dollars)
United States	$173.7	72	20	$144.8	72	(38)	$232.1	87
Europe	33.3	14	16	28.7	14	163	10.9	4
Asia	22.3	9	17	19.1	10	161	7.3	3
Canada	4.7	2	(13)	5.4	3	(51)	11.1	4
Latin America	6.9	3	156	2.7	1	(37)	4.3	2

Consolidated	$240.9	100	20	$200.7	100	(24)	$265.7	100

Fiscal 2004 Compared to Fiscal 2003

Net Sales. The increase in consolidated net sales for fiscal year 2004 was the result of capital spending and system upgrades by certain customers, primarily Adelphia, which positively affected both product and technical services revenues during the year, and increased spending on operational support software solutions. Our largest customers for fiscal year 2004 were Adelphia Communications and Time Warner Cable, accounting for 20% and 16%, respectively, of net sales.

The increase in Broadband Communications Products segment sales during fiscal year 2004 was primarily driven by increased capital spending by Adelphia and growth in our international sales. Sales of radio frequency amplifiers increased 15%, to $111.1 million in fiscal year 2004 from $96.8 million in fiscal year 2003. Optical product sales declined 3%, to $73.8 million in fiscal year 2004, compared to $76.0 million in fiscal year 2003. Shifts in product mix resulted from new build and upgrade requirements, which depend on the network architecture deployed by our customers.

The increase in Broadband Network Services segment sales during fiscal year 2004 resulted from increased spending by domestic cable operators, primarily Adelphia, on technical services, primarily related to our outside plant technical services operations, which include system sweep, reverse path activation, ingress mitigation, node certification, and system maintenance.

The increase in Broadband Management Solutions segment sales during fiscal year 2004 was a result of customer acceptance of various network and workforce management software projects during the year. Our software revenues during fiscal year 2004 were primarily recognized using the completed-contract method. For new mobile workforce software contracts entered into in fiscal year 2005, we anticipate switching to the percentage of completion method of accounting.

Domestic sales increased in all three of our operating segments during fiscal year 2004. For our Broadband Communications Products segment and our Broadband Network Services segment, the increase was driven by spending for both capital equipment and technical services by certain cable operators, primarily Adelphia. The increase for our Broadband Management Solutions segment was driven by increased deployments of network and workforce management software.

International sales increased in all geographic regions with the exception of Canada during fiscal year 2004. Our international sales derive primarily from Broadband Communications Products segment sales. We expect the demand for our products in international markets will continue to be highly variable. The international markets represent distinct markets in which capital spending decisions for hybrid fiber coax network distribution equipment can be affected by a variety of factors, including access to financing and general economic conditions.

The table below sets forth our backlog by industry segment as of June 25, 2004, compared to June 27, 2003:

	Fiscal Year Ended

	June 25,			June 27,
	2004		Change	2003
Operating Segment	Backlog	%	%	Backlog	%

	(In millions of dollars)
Broadband Communications Products	$27.1	45	5	$25.8	48
Broadband Network Services	31.1	51	50	20.8	38
Broadband Management Solutions	2.6	4	(66)	7.7	14

Consolidated	$60.8	100	12	$54.3	100

Our backlog increased for Broadband Communications Products primarily due to increased bookings from international customers during the period. Our backlog increased in Broadband Network Services due to increased bookings of system upgrade work, primarily from Adelphia, during the period. The decline in backlog for Broadband Management Solutions resulted from the completion of several contracts during the year and lower new software bookings during the period. The Company includes in backlog customer orders that are anticipated to result in revenue being recognized over the next twelve months. The majority of orders in backlog for Broadband Communications Products will result in revenue over the next six months while orders in backlog of the other two segments typically include a portion that will result in revenue over the latter part of the twelve month period.

We make management decisions based on our backlog, including hiring of personnel, purchasing of materials, and other matters that may increase our production capabilities and costs. Cancellations, delays or reductions of orders could adversely affect our results of operations and financial condition.

Gross Margin. The following table sets forth our gross margins by operating segment for fiscal year 2004 compared to fiscal year 2003.

	Fiscal Year Ended

	June 25, 2004	Change	June 27, 2003
Operating Segment	Gross Margin %	Points	Gross Margin %

Broadband Communications Products	40.2	24.7	15.5
Broadband Network Services	19.5	1.5	18.0
Broadband Management Solutions	66.0	44.1	21.9

Consolidated	37.5	21.6	15.9

Our gross margin increased in fiscal year 2004 as a result of increased gross margins in all operating segments. Gross margin for our Broadband Communications Products segment was positively affected in fiscal year 2004 by higher volume and reduced costs resulting from the closing of our Manlius, New York manufacturing facility in fiscal year 2003. The gross margin for our Broadband Communications Products segment for fiscal year 2003 was affected by a $19.6 million charge for an excess and obsolete inventory provision resulting from significant reductions in demand levels, product line rationalization decisions for overlapping product lines resulting from acquisitions, transition to an outsourced manufacturer of product lines determined to be at the end of their product lifecycle, and a refinement of the Company’s reserve estimation process to quantify reserve requirements for inventory levels in excess of our forecasted demand. The increase in Broadband Network Services segment gross margin was due primarily to increased volume levels and labor and overhead efficiencies. Broadband Management Solutions segment gross margin increased as a result of the higher revenue recognized on network and workforce management software projects, due to the timing of customer acceptances. We anticipate that our future gross margins in all of our business segments will continue to be affected by many factors, including revenue levels in general, sales mix, competitive pricing pressures, the timing of new product introductions and the timing of deployments for certain of our operational support software solutions.

Selling and Administrative. Selling and administrative expenses were $43.3 million (18.0% of net sales) in fiscal year 2004, compared to $49.0 million (24.4% of net sales) in fiscal year 2003. The decrease resulted from reductions in our workforce implemented in fiscal year 2003 to achieve a more favorable cost structure, the collection of $2.2 million in delinquent accounts receivable that were previously reserved for, and the settlement of a liability related to certain marketing costs for $700,000 less than its recorded value.

Research and Product Development. Research and product development expenses were $21.5 million (8.9% of net sales) in fiscal year 2004, compared to $27.0 million (13.5% of net sales) in fiscal year 2003. Research and product development expenses in the Broadband Communications Products segment were $16.6 million for fiscal year 2004, compared to $21.2 million for fiscal year 2003. The decrease was primarily due to lower personnel costs resulting from workforce reductions and the closing of our Louvier, France operation in fiscal year 2003. Research and product development expenses in the Broadband Management Solutions segment were $4.3 million in fiscal year 2004, compared to $5.3 million in fiscal year 2003. The decrease was primarily due to lower personnel costs resulting from workforce reductions and lower expenses for the development of operational support solutions. Other research and product development expenses, not charged to segments, were $592,000 in fiscal year 2004, compared to $544,000 in fiscal year 2003. We believe continued commitment to product development efforts will be required for us to remain competitive, and anticipate increased investments in research and product development in future periods related to ongoing initiatives in the development of network distribution and transmission products and operational support software solutions.

Operating Income (Loss) By Segment. Operating income (excluding unallocated items) for the Broadband Communications Products segment in fiscal year 2004 was $50.6 million, compared to an operating loss of $7.8 million in fiscal year 2003. The increased operating income for fiscal year 2004 was primarily attributable to increased gross margins and lower operating expenses resulting from an improvement in our cost structure due to restructuring efforts completed during the prior fiscal year. In addition, the loss in fiscal year 2003 included increased provisions for excess and obsolete inventory compared to the current year. Operating income (excluding unallocated items) for the Broadband Network Services segment in fiscal year 2004 was $5.3 million, compared to $79,000 in fiscal year 2003. The increase in operating income for fiscal year 2004 was due to a 94% increase in sales volume, primarily related to upgrade work for Adelphia, which resulted in improved labor efficiencies and higher gross margins. Operating loss (excluding unallocated items) for the Broadband Management Solutions segment in fiscal year 2004 was $611,000, compared to an operating loss of $7.9 million in fiscal year 2003. The decreased operating loss for this segment resulted from a 136% increase in revenue recognized due to customer acceptance of various network and workforce management software projects, and lower research and development costs for operational support solutions.

Interest Expense and Investment Income. Interest expense was $87,000 in fiscal year 2004, compared to $317,000 in fiscal year 2003. The difference in interest expense resulted primarily from a $200,000 imputed interest charge incurred in the prior year period related to our Philips Broadband Networks (PBN) acquisition.

Investment income was $1.1 million in fiscal year 2004, compared to $999,000 in fiscal year 2003. The increase in investment income resulted from higher average investment balances compared to fiscal year 2003, offset by lower interest rates. Our increased investment balances are a result of our common stock offering in February 2004, cash received in the sale of our trade claims against Adelphia and affiliates, and cash provided by operating and other financing activities during the year.

Foreign Exchange Gain (Loss). Foreign exchange gain was $205,000 in fiscal year 2004, compared to a loss of $803,000 in fiscal year 2003. The foreign exchange gain has resulted primarily from a further weakening of the U.S. dollar against the Euro over the year. In addition, the loss in the prior year included a $1.6 million loss related to the settlement of a foreign exchange forward contract.

Gain on Sale of Bankruptcy Trade Claims. We filed unsecured claims in the bankruptcy cases of Adelphia and affiliates related to accounts receivable which were previously written-off in fiscal year 2002. In October

2003, we entered into an agreement to sell substantially all of our pre-petition bankruptcy trade claims against Adelphia and affiliates. Under the terms of the agreement, we received $21.1 million on November 4, 2003 in an initial cash payment. Additional amounts are being held in escrow pending the resolution of certain contingencies and we anticipate that we could receive an additional approximately $10 million in the first half of fiscal year 2005.

Other Income, Net. Other income, net was $371,000 in fiscal year 2004, compared to other income, net of $905,000 in fiscal year 2003. Other income, net for fiscal year 2003 included $800,000 as a partial recovery on a note receivable from a third party that had been fully reserved for by the Company in fiscal year 2002.

Income Tax Expense. Income tax expense was $1.0 million for fiscal year 2004, compared with income tax expense for fiscal year 2003 of $47.0 million. Income taxes for fiscal year 2004 include current taxes payable for federal alternative minimum tax, state, and foreign income taxes in certain jurisdictions where the Company is profitable, and generally reflect cash taxes payable. The Company has assessed the realizability of its deferred tax assets, giving consideration to historical operating losses, scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies. Management concluded during the third quarter of fiscal year 2003, as a result of the cumulative losses over the previous three years, that a valuation allowance against net deferred tax assets was appropriate and recorded an allowance as of that date. As of June 25, 2004, realization of any future benefit from deductible temporary differences, net operating loss and tax credit carryforwards is uncertain. Therefore, the Company has continued to maintain a valuation allowance for the amount of its net deferred tax assets. We expect to maintain valuation allowances related to net tax benefits arising from temporary differences and operating loss carryforwards until a level of profitability is sustained that demonstrates it is more likely than not that the Company will be able to realize all or part of the tax benefits represented by the deferred tax assets. In the event that the Company reverses the valuation allowance in the future, reported tax expense subsequent to such action will increase and will likely approximate the statutory rates in the various jurisdictions in which we operate.

Fiscal 2003 Compared to Fiscal 2002

Net Sales. Net sales decreased by 24% to $200.7 million in fiscal year 2003 from $265.7 million in fiscal year 2002.

The decrease in Broadband Communications Products segment sales during fiscal year 2003 was largely attributable to reduced or deferred capital spending by customers in the cable industry for network build-outs and expansion of existing networks. The Company believes the reduced capital spending levels were the result of financial difficulties of certain cable customers, challenges in gaining access to capital markets, and a focus by cable operators on reducing debt and increasing cash flow. The decline in sales affected our optical product lines and, to a lesser extent, our radio frequency product lines. Optical product sales declined 33%, to $76.0 million in fiscal year 2003, compared to $113.8 million in fiscal year 2002. Sales of radio frequency amplifiers decreased 12%, to $96.8 million in fiscal year 2003 from $110.5 million in fiscal year 2002.

The decrease in Broadband Network Services segment sales during fiscal year 2003 also resulted from reduced spending by domestic cable operators on technical services, primarily related to our outside plant technical services operations.

The increase in Broadband Management Solutions segment sales during fiscal year 2003 resulted from increased deployments of both our Network Service Manager (NSM) and Mobile Workforce Manager (MWM) software products.

Domestic sales decreased during fiscal year 2003 in both our Broadband Communications Products segment and Broadband Network Services segment due to reduced spending by certain domestic multiple system operators.

International sales increased during fiscal year 2003 due to higher Broadband Communications Products segment sales, primarily in Europe and Asia. Our acquisition of the PBN assets and operations in fiscal year 2003 increased our customer base and installed equipment base in the markets of Europe and Asia.

Gross Margin. The following table sets forth our gross margins by operating segment for fiscal year 2003 compared to fiscal year 2002.

	Fiscal Year Ended

	June 27, 2003	Change	June 28, 2002
Operating Segment	Gross Margin %	Points	Gross Margin %

Broadband Communications Products	15.5	(16.1)	31.6
Broadband Network Services	18.0	(5.8)	23.8
Broadband Management Solutions	21.9	79.9	(58.0)

Consolidated	15.9	(13.5)	29.4

Our gross margin decreased in fiscal year 2003 due primarily to the decrease in gross margin in the Broadband Communications Products segment. The decrease in Broadband Communications Products segment gross margin for fiscal year 2003 was due primarily to lower volumes and an increase in our provision for excess and obsolete inventory. The increase in the excess and obsolete inventory provision was the result of significant reductions in demand levels, product line rationalization decisions for overlapping product lines resulting from acquisitions, transition to an outsourced manufacturer of product lines determined to be at the end of their product lifecycle, and a refinement of the Company’s reserve estimation process to quantify reserve requirements for inventory levels in excess of our forecasted demand. In addition, lower volumes resulted in higher manufacturing costs per unit due to allocating higher fixed factory overhead costs which contributed to lower gross margins during the year. The decrease in Broadband Network Services segment gross margin was due primarily to reduced volume levels without a corresponding level of reduction in fixed overhead costs and services mix. Broadband Management Solutions segment gross margin increased as a result of increased deployments of NSM and MWM software solutions, whereby the operation began absorbing certain fixed personnel and other costs.

Selling and Administrative. Selling and administrative expenses were $49.0 million (24.4% of net sales) in fiscal year 2003, compared to $93.3 million (35.1% of net sales) in fiscal year 2002. Included in selling and administrative expense for fiscal year 2002 was bad debt expense of $47.3 million, which included $44.9 million for a specific charge-off of accounts receivables from Adelphia Communications and affiliates, and $2.4 million related to customers in Latin America, where economic conditions affected the collection of certain outstanding accounts receivable. In addition, costs of $1.9 million associated with the implementation of a fully integrated ERP system were incurred during fiscal year 2002. Excluding the aforementioned costs relating to fiscal year 2002, the Company increased selling and administrative expenses during fiscal year 2003 for personnel costs and administrative expenses due to our acquisition of PBN assets and operations, which were partially offset by recovery of $1.4 million on certain accounts previously deemed uncollectible.

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

Operating Income (Loss) By Segment. Operating loss (excluding unallocated items) for the Broadband Communications Products segment in fiscal year 2003 was $7.8 million, compared to a loss of $461,000 in fiscal year 2002. Included in the operating loss for fiscal year 2002 was a charge of $37.7 million for a specific charge-off of accounts receivable from Adelphia Communications and affiliates, and $2.4 million related to customers in Latin America. Excluding these charges from the prior year, the change in our operating results from year to year was a result of lower sales volumes, lower gross margins, and an increased provision for excess and obsolete inventory during fiscal year 2003. Operating income (excluding unallocated items) for the Broadband Network Services segment in fiscal year 2003 was $79,000 compared to an operating loss of $2.4 million in fiscal year 2002. The operating loss in fiscal year 2002 was primarily a result of a charge to bad debt expense of $7.2 million related to Adelphia. Excluding this charge, operating income decreased as a result of lower sales volumes and lower gross margins during fiscal year 2003. Operating loss (excluding unallocated items) for the Broadband Management Solutions segment in fiscal year 2003 was $7.9 million, compared to an operating loss of $19.1 million in fiscal year 2002. Included in the operating loss for fiscal year 2002 was $5.0 million in amortization of intangibles related to our acquisition of MobileForce. Based upon the projected recoverability of these intangible assets, an impairment charge for the remaining carrying value of these assets was recorded as of June 28, 2002, but not allocated to the Broadband Management Solutions segment. Excluding the aforementioned amortization, the reduction in operating loss for fiscal year 2003 derives primarily from increased volume during the fiscal year, as a result of increased deployments, and an improved cost structure.

Goodwill and Other Intangible Asset Impairment Charges. The Company adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (Statement 142) effective June 29, 2002. Under Statement 142, we are required to evaluate whether goodwill is impaired on at least an annual basis. As a result of completing each step in our evaluation of goodwill in fiscal year 2003, we determined that goodwill associated with our Broadband Communications Products reporting unit was impaired. The decline in the fair value of the Broadband Communications Products reporting unit was largely attributable to the weakness in capital spending by cable operators. In fiscal year 2003, we recorded a goodwill impairment charge of $46.1 million. This compared to an impairment charge of $13.6 million in fiscal year 2002 for goodwill and intangible assets related to MobileForce, which is part of our Broadband Management Solutions segment (see Note 9 to the Consolidated Financial Statements in Item 8 of this Form 10-K).

Restructuring Charges. We implemented various initiatives during fiscal year 2003 to improve our operating performance and align our cost structure with business levels. As a result, we recorded restructuring charges of $935,000 during fiscal year 2003. These were partially offset by a reversal of $475,000 for previously recorded restructuring charges incurred in prior fiscal years. The result was a net charge in fiscal year 2003 of $460,000. This compared to a net charge in fiscal year 2002 of $2.7 million, associated with initiatives to consolidate our manufacturing operations, improve our operating performance, and align our cost structure with current business levels (see Note 4 to the Consolidated Financial Statements in Item 8 of this Form 10-K).

Interest Expense and Investment Income. Interest expense was $317,000 in fiscal year 2003, compared to $146,000 in fiscal year 2002. The increase in interest expense in fiscal year 2003 resulted primarily from an imputed interest charge of $200,000 related to the PBN acquisition.

Investment income was $999,000 in fiscal year 2003, compared to $1.8 million in fiscal year 2002. The decrease in investment income resulted from reduced investment balances and lower interest rates. Operating cash and short-term investments were used to fund the PBN acquisition and operating losses during fiscal year 2003.

Foreign Exchange Gain (Loss). Foreign exchange loss was $803,000 in fiscal year 2003, compared to a gain of $2.5 million in fiscal year 2002. The foreign exchange loss for fiscal year 2003 includes a $1.6 million loss related to the settlement of a foreign exchange forward contract. In fiscal year 2002, we recorded a gain of $1.6 million related to this foreign exchange forward contract.

Other Income (Expense), Net. Other income, net was $905,000 in fiscal year 2003, compared to other expense, net of $1.5 million in fiscal year 2002. Other income, net for fiscal year 2003 included $800,000 as a partial recovery on a note receivable from a third party that had been fully reserved for by the Company in fiscal year 2002.

Income Tax Expense (Benefit). Income tax expense was $47.0 million for fiscal year 2003, compared with an income tax benefit for fiscal year 2002 of $23.2 million. During fiscal year 2003, the Company assessed the realizability of its deferred tax assets, giving consideration to historical operating losses, scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies. As a result of the cumulative losses over the past three years, we determined that realization of any future benefit from deductible temporary differences, net operating losses and tax credit carryforwards was uncertain as of June 27, 2003. Therefore, the Company recorded a valuation allowance for the full amount of its net deferred tax assets, with the exception of certain net deferred tax assets in specific foreign jurisdictions.

Liquidity and Capital Resources

As of June 25, 2004, cash and cash equivalents totaled $63.8 million, up from $22.6 million at June 27, 2003. Marketable securities increased to $52.9 million as of June 25, 2004, up from $2,000 at June 27, 2003. Working capital was $140.7 million at June 25, 2004, compared to $37.6 million at June 27, 2003.

On February 26, 2004, we sold in a public offering 5,060,000 shares of our common stock at a price of $14.50 per share. This offering resulted in net proceeds (after deducting issuance costs) to us of $69.5 million. In addition, cash proceeds received on the sale of our bankruptcy trade claims against Adelphia and its affiliates in November 2003, as well as increased cash generated from operations and other financing activities, contributed to the increase in cash, cash equivalents, and marketable securities during the fiscal year ended June 25, 2004.

As of June 25, 2004, we had restricted cash of $1.6 million. Our restricted cash represents an arrangement with a bank whereby a cash compensating balance is maintained to secure certain letters of credit issued on behalf of the Company. The total cash compensating balance has been classified as a current asset as of June 25, 2004 as the terms for the letters of credit expire in less than one year. We are entitled to the interest earnings on our restricted cash balance.

Net cash provided by operating activities was $49.3 million in fiscal year 2004, compared with cash used in operating activities of $11.8 million in fiscal year 2003. The major elements of the change for fiscal year 2004 include net income for the period of $44.2 million, which included $21.1 million from the sale of our bankruptcy trade claims against Adelphia and its affiliates, reductions in inventory, and increased accounts payable, which were partially offset by increases in accounts receivables and reductions in accrued liabilities. The net loss for fiscal year 2003 included a number of non-cash charges such as the $46.9 million intangible asset impairment charge, a $45.3 million change in deferred tax assets related to recording a valuation allowance, and a $19.6 million increase in inventory reserves.

Net cash used in investing activities was $87.7 million in fiscal year 2004, compared to $79.1 million used in fiscal year 2003. Net cash used in investing activities in fiscal year 2004 was due primarily to utilizing $56.4 million for the purchase of marketable securities and $33.4 million for the acquisitions of Alopa and Lantern. Other cash uses were for property, plant, and equipment acquisitions. The major element of cash used in investing activities for the same period of the prior year was $77.1 million used for acquisitions.

Net cash provided by financing activities was $79.2 million in fiscal year 2004, compared with cash used in financing activities of $253,000 in fiscal year 2003. The major elements of cash provided by financing activities for fiscal year 2004 were net proceeds of $69.5 million received from our follow-on public offering of stock in February 2004 and $9.9 million in proceeds from the exercise of stock options and warrants. The prior year activity primarily represented payments on long-term debt, which were partially offset by proceeds from the exercise of stock options and warrants.

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

The financing agreement is committed through November 6, 2004. Borrowings under the financing agreement bear interest at an applicable bank rate or LIBOR plus two and three-quarters percent (2.75%) per annum, payable monthly. The financing agreement required the payment of a facility fee of $150,000 at execution and requires a fee on the unused commitment of 0.375% per annum payable monthly, and an administrative fee of $36,000 per annum. As of June 25, 2004, the Company had no borrowings outstanding on the financing agreement and letters of credit for $1.5 million have been issued related to requirements under our workers’ compensation policies and facility lease obligations. Based upon the eligible borrowing base at June 25, 2004, available borrowings under the financing agreement were $8.2 million. We are in the process of evaluating alternatives to the current financing agreement.

As a condition to closing on the financing agreement, the Company terminated its prior credit agreement with a bank, except that the Company continues to maintain letters of credit provided by the bank related to our workers’ compensation program, customer obligations, and equipment lease obligations. As of June 25, 2004, the aggregate amount of the letters of credit was $1.6 million. We are required to maintain cash deposits of $1.6 million as collateral for these letters of credit.

Information regarding our contractual obligations is as follows:

	Payments due by period

		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years

	(In thousands)
Contractual Obligations:
Long-term debt	$930	$158	$287	$287	$198
Operating leases	10,716	3,135	3,025	1,273	3,283
Purchase obligations	25,053	24,517	536	—	—

Total contractual cash obligations	$36,699	$27,810	$3,848	$1,560	$3,481

Information regarding our commitments is as follows:

	Amount of commitments expiration per period

		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years

	(In thousands)
Other Commitments:
Standby letters of credit	$3,055	$2,555	$500	$—	$—

Total commitments	$3,055	$2,555	$500	$—	$—

Working Capital Outlook

Our main source of liquidity is our unrestricted cash on hand and future cash generated by operations. Cash provided by or used in operations can vary substantially based on our level of business activity. We believe that during fiscal year 2004 we benefited from restructuring efforts completed in the prior fiscal year, which resulted in an improved operating cost structure. We intend to continue our initiatives to achieve more cost-

effective operations throughout fiscal year 2005. Although no specific restructuring actions are planned at the present time, if a decline in spending occurs in the cable industry, we may undertake additional restructuring initiatives and incur expenses in amounts that have not yet been determined.

Subsequent to the fiscal year ended June 25, 2004, we acquired Stargus and Optinel, resulting in initial cash payments of $26.5 million. Additional earnout payments of up to $6.0 million are required to be made if certain performance targets are met within 13 months of the closing date. In the short-term, we expect to incur integration and start-up costs during the first half of fiscal year 2005. In addition, we anticipate moderate growth in our operating expenses as a result of the acquisitions.

Taking into account the funding of the acquisitions of Stargus and Optinel, including potential contingent earnout payments and start-up costs, we believe remaining cash and cash equivalents balances, our marketable securities and our financing agreement or alternative arrangement will be adequate to cover our operating cash requirements over the next 12 to 24 months. However, we may find it necessary or desirable to seek other sources of financing to support our capital needs and provide funds for financing additional strategic initiatives including acquiring or investing in complementary business, products, services, or technologies. Accordingly, this may require third party financing or equity-based financing, such as issuance of common stock, preferred stock, or subordinated convertible debt securities and warrants, which would be dilutive to existing shareholders. There are no assurances that third-party financing will be available on acceptable terms.

Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities,” which requires companies to consolidate certain types of variable interest entities. A variable interest entity is an entity that has inadequate invested equity at risk to meet expected future losses, or whose holders of the equity investments lack any of the following three characteristics: (i) the ability to make decisions about the entity’s activities; (ii) the obligation to absorb the entity’s losses if they occur; or (iii) the right to receive the entity’s future returns if they occur. FIN 46 is applicable immediately for all variable interests created after January 31, 2003. For all variable interest entities created before February 1, 2003, the provisions of FIN 46 are effective for financial statements issued for the first period ending after December 15, 2003. The adoption of FIN 46 had no effect on the Company’s financial position, results of operations, or cash flows.

In December 2003, the FASB issued a revision to FIN 46 (FIN 46R) to address various technical corrections and implementation issues that have arisen since issuance. The provisions of FIN 46R are effective for financial periods ending after March 15, 2004. The adoption of the new provisions had no effect on the Company’s financial position, results of operations, or cash flows.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (Statement 150). Statement 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. The FASB subsequently issued FASB Staff Position 150-3, which indefinitely deferred certain classification and measurement requirements of Statement 150. Statement 150 is effective for all financial instruments entered into or modified after May 31, 2003 and must be applied to existing instruments for the first interim period beginning after June 15, 2003. The adoption of Statement 150 had no effect on the Company’s financial position, results of operations, or cash flows.

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

The Company is exposed to foreign currency exchange rate risks inherent in its sales commitments, anticipated sales, and assets and liabilities denominated in currencies other than the U.S. dollar. We attempt to minimize exposure to currencies by managing our operating activities and net asset positions. As of June 25, 2004, our exposure to foreign currencies related primarily to intercompany foreign currency transactions where settlement is anticipated.

The Company does not use derivative instruments in its marketable securities portfolio. The Company classifies its investments in its marketable securities portfolio as either available-for-sale or trading, and records them at fair value. For the Company’s available-for-sale securities, unrealized holding gains and losses are excluded from income and are recorded directly to shareholders’ equity in accumulated other comprehensive income, net of related deferred income taxes, if applicable. For the Company’s trading securities, unrealized holding gains and losses are included in the statement of operations in the period they arise. Changes in interest rates are not expected to have a material effect on our financial condition or results of operations.

Item 8.	Financial Statements and Supplementary Data

Consolidated financial statements and financial statement schedule of C-COR Incorporated meeting the requirements of Regulation S-X are filed on the following pages of this Item 8 of this Annual Report on Form 10-K, as listed below:

Page

Consolidated Financial Statements:
Report of Independent Registered Public Accounting Firm	39
Consolidated Balance Sheets as of June 25, 2004 and June 27, 2003	40
Consolidated Statements of Operations for the Fiscal Years Ended June 25, 2004, June 27, 2003 and June 28, 2002	41
Consolidated Statements of Cash Flows for the Fiscal Years Ended June 25, 2004, June 27, 2003 and June 28, 2002	42
Consolidated Statements of Shareholders’ Equity for the Fiscal Years Ended June 25, 2004, June 27, 2003 and June 28, 2002	43
Notes to Consolidated Financial Statements	44-74
Financial Statement Schedule:
Schedule II — Valuation and Qualifying Accounts	82-83

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

C-COR Incorporated:

We have audited the accompanying consolidated balance sheets of C-COR Incorporated and subsidiaries as of June 25, 2004 and June 27, 2003, and the related consolidated statements of operations, cash flows, and shareholders’ equity for each of the three fiscal years in the period ended June 25, 2004. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as of June 25, 2004, and for each of the three fiscal years in the period ended June 25, 2004. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of C-COR Incorporated and subsidiaries as of June 25, 2004 and June 27, 2003, and the results of their operations and their cash flows for each of the three fiscal years in the period ended June 25, 2004, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective June 29, 2002.

Harrisburg, Pennsylvania
August 13, 2004, except as to

  Note 24, which is as of
  September 3, 2004

C-COR Incorporated

CONSOLIDATED BALANCE SHEETS

	June 25,	June 27,
	2004	2003

	(In thousands, except share
	and per share data)
ASSETS
Current assets
Cash and cash equivalents	$63,791	$22,609
Restricted cash	1,637	2,300
Marketable securities	52,934	2
Accounts receivable, less allowance of $3,204 in 2004 and $4,063 in 2003	43,785	34,436
Unbilled receivables	3,494	1,314
Inventories	25,680	30,438
Other current assets	4,849	4,932

Total current assets	196,170	96,031
Property, plant, and equipment, net	17,697	24,418
Goodwill	38,312	15,034
Other intangible assets, net	10,752	3,936
Deferred taxes	754	507
Other long-term assets	3,200	3,091

Total assets	$266,885	$143,017

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$23,571	$20,299
Accrued liabilities	31,274	37,432
Deferred taxes	467	528
Current portion of long-term debt	158	175

Total current liabilities	55,470	58,434
Long-term debt, less current portion	772	938
Other long-term liabilities	2,381	2,116

Total liabilities	58,623	61,488

Commitments and contingencies
Shareholders’ equity
Preferred stock, no par value; authorized shares of 2,000,000; none issued	—	—
Common stock, $.05 par value; authorized shares of 100,000,000; issued shares of 46,662,652 in 2004 and 40,210,226 in 2003	2,333	2,011
Additional paid-in capital	344,821	264,662
Accumulated other comprehensive income	5,013	2,432
Unearned compensation	(504)	—
Accumulated deficit	(109,051)	(153,211)
Treasury stock at cost, 3,645,850 shares in 2004 and 3,647,509 shares in 2003	(34,350)	(34,365)

Total shareholders’ equity	208,262	81,529

Total liabilities and shareholders’ equity	$266,885	$143,017

See accompanying notes to consolidated financial statements.

C-COR Incorporated

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended

	June 25,	June 27,	June 28,
	2004	2003	2002

	(In thousands, except per share data)
Net sales:
Products	$184,880	$172,750	$224,331
Services	56,038	27,912	41,320

Total net sales	240,918	200,662	265,651

Cost of sales:
Products	110,488	126,392	153,407
Services	40,163	22,707	34,127
Excess and obsolete inventory charge	—	19,625	—

Total cost of sales	150,651	168,724	187,534

Gross margin	90,267	31,938	78,117

Operating expenses:
Selling and administrative	43,260	49,015	93,255
Research and product development	21,495	27,007	27,089
Amortization of goodwill and other intangibles	2,394	1,961	8,340
Goodwill and other intangible asset impairment charges	—	46,051	13,642
Acquired in-process technology charge	900	800	870
Restructuring costs (recovery)	(272)	460	2,660

Total operating expenses	67,777	125,294	145,856
Income (loss) from operations	22,490	(93,356)	(67,739)
Other income (expense), net:
Interest expense	(87)	(317)	(146)
Investment income	1,128	999	1,750
Foreign exchange gain (loss)	205	(803)	2,535
Gain on sale of bankruptcy trade claims	21,075	—	—
Other income (expense), net	371	905	(1,476)

Income (loss) before income taxes	45,182	(92,572)	(65,076)
Income tax expense (benefit)	1,022	47,017	(23,152)

Net income (loss)	$44,160	$(139,589)	$(41,924)

Net income (loss) per share:
Basic	$1.14	$(3.84)	$(1.24)
Diluted	$1.10	$(3.84)	$(1.24)
Weighted average common shares and common share equivalents:
Basic	38,832	36,384	33,710
Diluted	40,223	36,384	33,710

See accompanying notes to consolidated financial statements.

C-COR Incorporated

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended

	June 25,	June 27,	June 28,
	2004	2003	2002

	(In thousands)
Operating Activities:
Net income (loss)	$44,160	$(139,589)	$(41,924)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	11,208	13,401	17,680
Write-off of goodwill, intangibles and long-lived assets	900	46,851	14,512
Other, net	155	155	457
Tax benefit deriving from exercise and sale of stock option shares	—	—	1,292
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts and notes receivable	(10,168)	12,628	2,619
Inventories	6,336	23,048	15,811
Accounts payable	2,684	(7,939)	1,812
Accrued liabilities	(6,847)	(14,085)	(3,609)
Deferred income taxes	(307)	45,323	(15,374)
Other	1,129	8,389	(4,227)

Net cash provided by (used in) operating activities	49,250	(11,818)	(10,951)

Investing Activities:
Purchase of property, plant, and equipment	(1,545)	(4,156)	(7,990)
Proceeds from sale of property, plant, and equipment	315	2,184	1,306
Proceeds from sale of marketable securities and other short-term investments	3,251	—	24,154
Purchase of marketable securities and other short-term investments	(56,363)	—	(11,154)
Acquisitions, net of cash acquired	(33,373)	(77,080)	(26,499)

Net cash used in investing activities	(87,715)	(79,052)	(20,183)

Financing Activities:
Payment of debt and capital lease obligations	(197)	(783)	(231)
Proceeds from issuance of common stock to employee stock purchase plan	32	173	201
Proceeds from exercise of stock options and stock warrants	9,896	463	5,312
Proceeds from issuance of common stock, net	69,482	—	52,193
Issuance (purchase) of treasury stock	15	(106)	(3,062)

Net cash provided by (used in) financing activities	79,228	(253)	54,413

Effect of exchange rate changes on cash	419	1,874	688

Increase (decrease) in cash and cash equivalents	41,182	(89,249)	23,967
Cash and cash equivalents at beginning of fiscal year	22,609	111,858	87,891

Cash and cash equivalents at end of fiscal year	$63,791	$22,609	$111,858

Supplemental cash flow information:
Non-cash investing and financing activities
Fair value adjustment of available-for-sale securities	$(161)	$11	$(11)
Fair value of stock options assumed in connection with an acquisition	940	—	—

See accompanying notes to consolidated financial statements.

C-COR Incorporated

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated
					Other		Retained
	Comprehensive			Additional	Comprehensive		Earnings
	Income	Preferred	Common	Paid-In	Income	Unearned	(Accumulated	Treasury
	(Loss)	Stock	Stock	Capital	(Loss)	Compensation	Deficit)	Stock

	(In thousands)
Balance, June 30, 2001		$—	$1,781	$205,154	$(131)	$—	$28,302	$(31,197)
Net loss	$(41,924)	—	—	—	—	—	(41,924)	—
Other comprehensive loss:
Net unrealized holding loss on marketable securities	(11)
Foreign currency translation gain	688

Other comprehensive income	677	—	—	—	677	—	—	—

Comprehensive loss	$(41,247)

Shares issued in secondary public offering		—	172	52,021	—	—	—	—
Exercise of stock options		—	43	5,232	—		—	—
Exercise of stock warrants		—	—	37	—	—	—	—
Tax benefit deriving from exercise and sale of stock option shares		—	—	1,292	—	—	—	—
Issue shares to employee stock purchase plan		—	1	200	—	—	—	—
Purchase of treasury stock		—	—	—	—	—	—	(2,963)
Purchase of treasury stock for deferred compensation plan		—	—	—	—	—	—	(99)

Balance, June 28, 2002		—	1,997	263,936	546	—	(13,622)	(34,259)
Net loss	$(139,589)	—	—	—	—	—	(139,589)	—
Other comprehensive loss:
Net unrealized holding gain on marketable securities	11
Foreign currency translation gain	1,875

Other comprehensive income	1,886	—	—	—	1,886	—	—	—

Comprehensive loss	$(137,703)

Exercise of stock options		—	11	452	—		—	—
Stock-based compensation expense		—	—	104	—	—	—	—
Issue shares to employee stock purchase plan		—	3	170	—	—	—	—
Purchase of treasury stock for deferred compensation plan		—	—	—	—	—	—	(106)

Balance, June 27, 2003		—	2,011	264,662	2,432	—	(153,211)	(34,365)
Net income	$44,160	—	—	—	—	—	44,160	—
Other comprehensive income:
Net unrealized holding loss on marketable securities	(161)
Foreign currency translation gain	2,742

Other comprehensive income	2,581	—	—	—	2,581	—	—	—

Comprehensive income	$46,741

Shares issued in secondary public offering		—	253	69,229	—	—	—	—
Fair value of stock options assumed in acquisition		—	—	940	—	(516)	—	—
Exercise of stock options		—	68	9,828	—	—	—	—
Stock-based compensation expense		—	—	131	—	—	—	—
Amortization of unearned compensation		—	—	—	—	12	—	—
Issue shares to employee stock purchase plan		—	1	31	—	—	—	—
Issuance of treasury stock from deferred compensation plan		—	—	—	—	—	—	15

Balance, June 25, 2004		$—	$2,333	$344,821	$5,013	$(504)	$(109,051)	$(34,350)

See accompanying notes to consolidated financial statements.

C-COR Incorporated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

Note 1.	Description of Business

C-COR Incorporated (the Company) designs, manufactures, and markets network distribution and transmission products and provides services and operational support systems to operators of advanced hybrid fiber coax broadband networks. The Company operates in three industry segments: Broadband Communications Products, Broadband Network Services, and Broadband Management Solutions.

The Broadband Communications Products division is responsible for the development, management, production, support, and sales of digital video transport, fiber optic, radio frequency, and fiber-to-the-premises equipment for hybrid fiber coax networks as well as the Company’s new optical packet-ring technology solution for the all-digital networks of the future. The Broadband Network Services division provides outsourced technical services, including network engineering and design, construction, activation, optimization, certification, maintenance, and operations. The Broadband Management Solutions division is responsible for the development, integration, management, implementation, support, and sale of operations support systems (OSS) solutions to operate and manage reliable, high-quality multi-service networks.

Note 2.	Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned foreign and domestic subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Years

The Company’s fiscal year ends on the last Friday in June. The fiscal years ended June 25, 2004, June 27, 2003, and June 28, 2002 contained 52 weeks.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used in determining such items as allowances, depreciation and amortization lives, allocation of revenue in multiple element arrangements, valuation of intangible assets and goodwill, and amounts recorded for contingencies and other reserves. Future events and their effects cannot be predicted with certainty; accordingly, the Company’s accounting estimates require the exercise of judgment by management. The accounting estimates used in the preparation of the consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. Actual results could differ from those estimates.

Reclassifications

Certain prior year amounts in the financial statements and notes have been reclassified to conform to the fiscal year 2004 presentation.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the sale price is fixed or determinable, and collectibility is reasonably assured.

C-COR Incorporated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Equipment:

Revenue from equipment sales and sales-type leases is generally recognized when the equipment has been shipped to the customer. Unbilled receivables associated with transactions accounted for as a sales-type lease were $322 and $601 at June 25, 2004 and June 27, 2003, respectively. In instances in which the agreement with the customer contains a customer acceptance clause, revenue is deferred until customer acceptance is obtained. Deferred revenue recorded under these arrangements was $204 and $196 at June 25, 2004 and June 27, 2003, respectively.

Services:

Service revenues, consisting of system design, field services, and other consulting engagements, are recognized as services are rendered in accordance with the terms of contracts. At times, the Company enters into multiple element contracts that entail delivery of both products and services. These contracts are accounted for under the percentage of completion method in accordance with the provisions of Accounting Research Bulletin No. 45, “Long-Term Construction-Type Contracts” (ARB No. 45) using the relevant guidance in AICPA Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (SOP 81-1). Under the percentage of completion method, the Company records revenue by reference to the costs incurred to date and the estimated costs remaining to fulfill the contracts. Provisions for losses on services contracts are recognized in the period in which the loss first becomes apparent. For contracts accounted for under the percentage of completion method, the Company typically performs the service prior to billing the customer which gives rise to unbilled receivables. Unbilled receivables totaled $3,172 and $713 at June 25, 2004 and June 27, 2003, respectively. In these circumstances, billings usually occur shortly after the Company performs specific intervals of work, as outlined in the contract. Unbilled receivables are expected to be billed and collected generally within three to six months. In some of the Company’s other service contracts, the Company bills the customer prior to performing services which gives rise to deferred revenue. Deferred revenue under these service contracts was $502 and $86 at June 25, 2004 and June 27, 2003, respectively.

Software:

The Company applies the revenue recognition guidance of AICPA Statement of Position 97-2, “Software Revenue Recognition” (SOP 97-2), as amended, to its software licensing arrangements. SOP 97-2 requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on vendor specific objective evidence of fair values of the elements. License revenue allocated to software products, in certain circumstances, is recognized upon the delivery of the software products. For certain of its software license arrangements where professional services are being provided that are deemed to be essential to the functionality or are for significant production, modification, or customization of the software product, both the software product revenue and the professional service revenue are recognized in accordance with the provisions of ARB No. 45 using the relevant guidance in SOP 81-1. These software license arrangements are being recognized using the completed-contract method as the arrangements represent the Company’s initial installations, and the Company did not have the ability to reasonably estimate contract costs at the inception of the contracts. Under the completed-contract method, revenue is recognized when the contract is complete, and all direct costs and related revenues are deferred until that time. Software maintenance fees are generally billed and collected in advance of the associated maintenance contract term. Maintenance fees collected are recorded as deferred revenue and recognized ratably under the straight-line method over the term of the contract. Deferred revenue under these contracts represents only amounts billed, and totaled $1,437 and $2,210 at June 25, 2004 and June 27, 2003, respectively. Contract costs consist primarily of direct labor and applicable benefits, travel and other direct costs, and equipment costs. The entire amount of an estimated loss on a contract is accrued at the time a loss on a contract is projected. Actual losses may differ from these estimates. Deferred costs under these contracts were $15 and $172 as of June 25, 2004 and June 27, 2003,

C-COR Incorporated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respectively. For new mobile workforce software contracts entered into in fiscal year 2005, the Company anticipates switching to the percentage of completion method of accounting.

Shipping and Handling Costs

The Company classifies shipping and handling costs as a component of selling and administrative expenses in the consolidated statements of operations. Shipping and handling costs included in selling and administrative expense for fiscal years 2004, 2003, and 2002 were $2,851, $1,828, and $1,579, respectively.

Fair Value of Financial Instruments

The carrying value of the Company’s long-term borrowings approximates fair value, after taking into consideration current rates offered to the Company for similar debt instruments of comparable maturities. The fair value of the Company’s marketable securities is determined through information obtained from quoted market sources.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents are reflected at the lower of cost or market.

Marketable Securities

Marketable securities at June 25, 2004 consisted of corporate obligations, municipal securities, collateralized mortgage obligations, asset-backed securities, mutual funds, equity securities, and certificates of deposit. The Company classifies its marketable securities portfolios as either available-for-sale or trading, and records them at fair value. For the Company’s available-for-sale securities, unrealized holding gains and losses are excluded from the statement of operations and are recorded directly to shareholders’ equity in accumulated other comprehensive income (loss), net of related deferred income taxes, if applicable. For the Company’s trading securities, unrealized holding gains and losses are included in the statement of operations in the period they arise. The Company classifies marketable securities that are available for current operations as a current asset. Marketable securities which are classified as non-current assets represent investments that are available to fund certain long-term liabilities.

Allowance for Doubtful Accounts

The Company establishes a general allowance for doubtful accounts based on percentages applied to certain aged receivable categories. These percentages are determined by a variety of factors including, but not limited to, current economic trends, contractual terms and conditions, and historical payment experience. In addition, the Company establishes allowances for specifically identified doubtful accounts for the amount deemed worthless when a loss is determined to be both probable and estimable.

Inventories

Inventories include material, labor, and overhead and are stated at the lower of cost or market. Cost is determined on the first-in, first-out method. In assessing the ultimate realization of inventories, the Company is required to make estimates regarding future events in an industry where rapid technological changes are prevalent. Provisions are established for excess and obsolete inventories after evaluation of historical sales and usage, current economic trends, market conditions, product rationalization, forecasted sales, product lifecycles, and current inventory levels.

C-COR Incorporated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property, Plant, and Equipment

Property, plant, and equipment, which include leased property under capital leases, is stated at cost. Depreciation or amortization is calculated on the straight-line method for financial statement purposes based upon the following estimated useful lives:

Buildings	15 to 25 years
Machinery and equipment under capital lease	5 years
Machinery and equipment	2 to 10 years
Leasehold improvements	6 to 15 years

Computer Software

Under the provisions of AICPA Statement of Position SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (SOP 98-1), the Company capitalizes costs associated with internally developed and/or purchased software systems for new products and enhancements to existing products that have reached the application development stage and meet recoverability tests. Capitalized costs include external direct costs of materials and services utilized in developing or obtaining internal-use software and payroll and payroll-related expenses for employees who are directly associated with and devote time to the internal-use software project. Capitalization of such costs begins when the preliminary project stage is complete and ceases no later than the point at which the project is substantially complete and ready for its intended purpose. These capitalized costs are amortized on a straight-line basis over periods of two to seven years, beginning when the asset is ready for its intended use.

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

Software costs capitalized under SOP 98-1 and Statement 86 were $336, $2,902, and $4,535 during fiscal years 2004, 2003, and 2002, respectively. Capitalized costs are included in property, plant, and equipment on the consolidated balance sheets. Amortization expense for fiscal years 2004, 2003, and 2002 was $1,510, $1,432, and $1,023, respectively. The carrying value of the software is reviewed regularly and an impairment is recognized if the value of the estimated undiscounted cash flow benefits related to the asset is less than the remaining unamortized costs.

Goodwill and Other Intangible Assets

Goodwill represents the excess of acquisition cost over the fair value of the net assets, including identifiable intangible assets, of businesses acquired. The Company adopted the provisions of SFAS No. 141, “Business Combinations” effective July 1, 2001, and adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” (Statement 142) effective June 29, 2002. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement 142 (see Note 9).

Goodwill acquired in purchase business combinations completed after June 30, 2001, but before Statement 142 was adopted in full, was not amortized. Goodwill acquired in purchase business combinations prior to June 30, 2001 continued to be amortized through June 28, 2002.

C-COR Incorporated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other intangible assets represent purchased intangible assets, which include purchased technology, customer relationships, covenants not-to-compete, patents and trademarks. Amounts allocated to other identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives as follows:

Purchased technology	3 to 5 years
Customer relationships	3 years
Covenants not-to-compete	1 to 2 years
Patents and trademarks	3 years

The weighted-average life remaining on the Company’s identifiable intangible assets as of June 25, 2004 is 28 months.

Foreign Currency Translation

The Company converts the assets and liabilities of foreign operations to their U.S. dollar equivalents at rates in effect at the balance sheet dates, and records translation adjustments in shareholders’ equity. Statements of operations of foreign operations are translated from the entity’s functional currency to U.S. dollar equivalents at average rates for the period. Foreign currency transaction gains and losses are recorded in the consolidated statements of operations.

Comprehensive Income (Loss)

The components of comprehensive income (loss) include net income (loss), foreign currency translation gains (losses) and unrealized gains (losses) on available-for-sale securities, net of tax, if applicable. Comprehensive income (loss) is presented in the consolidated statements of shareholders’ equity.

Advertising

The Company expenses advertising costs in the period incurred. Advertising expense is classified as a component of selling and administrative expenses in the consolidated statements of operations.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards for each jurisdiction in which the Company operates. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company provides a valuation allowance for deferred tax assets based on an assessment of whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Earnings of foreign operations are currently considered to be permanently reinvested in the business and, therefore, no provision for domestic income tax or foreign withholding tax is made on such earnings.

Product Warranty

The Company warrants its products against defects in materials and workmanship, generally for two to five years, depending upon product lines and geographic regions. A provision for estimated future costs related to warranty activities is recorded when the product is shipped, based upon the Company’s historical experience of known product failure rates and historical costs incurred in correcting product failures. In addition, from time

C-COR Incorporated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to time, the recorded amount is adjusted for specifically identified warranty exposures if unforeseen technical problems arise.

Accounting for Employee Stock Award Plans

The Company accounts for employee stock option plans based on the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees,” and has adopted the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation” (Statement 123), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.”

As allowed by Statement 123, the Company has chosen to continue to account for stock-based compensation using APB 25 and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the grant date over the amount an employee must pay to acquire the stock. Had compensation cost for the Company’s plans been determined under Statement 123, the Company’s net income (loss) and net income (loss) per share would have been adjusted to the pro forma amounts indicated below:

	Fiscal Year Ended

	June 25,	June 27,	June 28,
	2004	2003	2002

Net income (loss), as reported	$44,160	$(139,589)	$(41,924)
Add: Stock based employee compensation expense included in reported net income (loss)	131	104	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(7,341)	(8,769)	(6,875)

Pro forma net income (loss)	$36,950	$(148,254)	$(48,799)

Net income (loss) per share:
Basic:
As reported	$1.14	$(3.84)	$(1.24)
Pro forma	$0.95	$(4.07)	$(1.45)
Diluted:
As reported	$1.10	$(3.84)	$(1.24)
Pro forma	$0.94	$(4.07)	$(1.45)

The fair value for stock options granted in fiscal years 2004, 2003, and 2002 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Fiscal Year Ended

	June 25,	June 27,	June 28,
	2004	2003	2002

Risk-free interest rate	3.37%	2.65%	4.12%
Expected dividend yield	0.00%	0.00%	0.00%
Expected stock price volatility factor	91.5	92.9	86.0
Weighted average expected life of stock options	4 years	4 years	4 years

The per share weighted-average fair values of stock options granted during fiscal years 2004, 2003, and 2002 were $5.85, $2.46 and $6.24, respectively.

C-COR Incorporated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of stock options included in the pro forma amounts for fiscal years 2004, 2003, and 2002 is not necessarily indicative of future effects on net income (loss) and net income (loss) per share.

Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities,” which requires companies to consolidate certain types of variable interest entities. A variable interest entity is an entity that has inadequate invested equity at risk to meet expected future losses, or whose holders of the equity investments lack any of the following three characteristics: (i) the ability to make decisions about the entity’s activities; (ii) the obligation to absorb the entity’s losses if they occur; or (iii) the right to receive the entity’s future returns if they occur. FIN 46 is applicable immediately for all variable interests created after January 31, 2003. For all variable interest entities created before February 1, 2003, the provisions of FIN 46 are effective for financial statements issued for the first period ending after December 15, 2003. The adoption of FIN 46 had no effect on the Company’s financial position, results of operations, or cash flows.

In December 2003, the FASB issued a revision to FIN 46 (FIN 46R) to address various technical corrections and implementation issues that have arisen since issuance. The provisions of FIN 46R are effective for financial periods ending after March 15, 2004. The adoption of the new provisions had no effect on the Company’s financial position, results of operations, or cash flows.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (Statement 150). Statement 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. The FASB subsequently issued FASB Staff Position 150-3, which indefinitely deferred certain classification and measurement requirements of Statement 150. Statement 150 is effective for all financial instruments entered into or modified after May 31, 2003 and must be applied to existing instruments for the first interim period beginning after June 15, 2003. The adoption of Statement 150 had no effect on the Company’s financial position, results of operations, or cash flows.

Note 3.	Business Combinations

Fiscal Year 2004

In fiscal year 2004, the Company acquired certain assets and liabilities of the following companies:

•	On May 27, 2004, the Company acquired certain assets and liabilities of Alopa Networks, Inc. (Alopa), a provider of infrastructure software solutions for end-to-end activation, management, and assurance of digital services over cable. The Alopa assets became part of the Company’s Broadband Management Solutions segment.

•	On May 28, 2004, the Company acquired certain assets and liabilities of Lantern Communications, Inc. (Lantern), a provider of Metropolitan Area Network packet-based transport solutions, which incorporate advanced bandwidth management and switching capabilities for the delivery of services such as voice, video, and data over a packet-based infrastructure. The Lantern assets became part of the Company’s Broadband Communications Products segment.

The total consideration for the acquisitions was $34,372, consisting of cash payments of $33,162, direct transaction costs and expenses of $270, and the assumption of Lantern stock options to purchase 119,920 shares of the Company’s common stock having a fair market value of $940, calculated using

C-COR Incorporated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Black-Scholes option-pricing model. The stock options assumed included both vested and unvested stock options. The unvested stock options require future employee service after the acquisition date to vest, and as such, $516 was allocated to unearned compensation based on their intrinsic value as of the acquisition date. Such cost will be recognized over the remaining vesting period.

The acquisitions resulted in additional goodwill being recorded during fiscal year 2004 of $21,789, consisting of $11,461 related to Alopa and $10,328 related to Lantern. The goodwill is expected to be deductible for tax purposes.

Intangible assets acquired in the acquisitions which are subject to amortization included $8,100 for completed technology, $250 for customer relationships, and $860 for covenants not-to-compete. In addition, one of the acquired intangible assets was in-process research and development, representing research and development projects that were commenced but not yet completed at the date of the acquisition, and which if unsuccessful, have no alternative future use in research and development activities or otherwise. The fair value allocated to in-process research and development as of the acquisition date was $900 based on a third-party valuation. The amount allocated to in-process research and development was charged to expense as an acquired in-process technology charge in the consolidated statement of operations for the fiscal year ended June 25, 2004.

The acquisitions have been accounted for as purchases, and accordingly, their results of operations have been included in the consolidated statements since their respective dates of acquisition. On an unaudited pro forma basis, the effects of the acquisitions were not significant to the Company’s results of operations.

For additional information concerning goodwill and other intangible assets, see Note 9.

Fiscal Year 2003

On September 16, 2002, the Company acquired certain assets and liabilities of Philips Broadband Networks (PBN) from Royal Philips Electronics (Philips). PBN is a provider of broadband products, including transmission products, network optimizing technologies, and element management systems. The purchase included assets in various countries, cable infrastructure products, and a design and production facility in Manlius, New York. These assets and the facility became part of the Company’s Broadband Communications Products segment. During the quarter ended December 27, 2002, the Company announced the closing of its Manlius, New York and Louviers, France facilities, which were acquired as part of the PBN transaction. The purchase price for the acquisition was $73,198, which was net of $200 of imputed interest. In addition, the Company incurred direct transaction costs of $1,299 to consummate the acquisition. The Company used its available cash to fund the acquisition. The effective date of the acquisition was August 26, 2002 (PBN’s fiscal month end). Accordingly, the results of operations of PBN were included in the consolidated financial statements from August 26, 2002. The acquisition was accounted for as a purchase. The excess of the purchase price and related costs over the fair value of the acquired net assets of the business was recorded as goodwill. The following table summarizes the estimated fair value of the net assets acquired from Philips, including goodwill, as of the effective date of the acquisition.

Current assets	$34,701
Property and equipment	8,728
Intangible assets acquired at fair value	5,100
Other long-term assets	6,038
Current liabilities	(31,166)
Goodwill	51,096

Total purchase price	$74,497

C-COR Incorporated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

One of the acquired intangible assets was in-process research and development, representing research and development projects that were commenced but not yet completed at the date of the acquisition, and which if unsuccessful, would have no alternative future use. The value allocated to in-process research and development as of the acquisition date was $800 based on a third-party valuation of certain intangible assets. The amount allocated to in-process research and development was charged to expense as an acquired in-process technology charge in the consolidated statement of operations for the fiscal year ended June 27, 2003. A significant portion of the amount of the goodwill from the acquisition is deductible for tax purposes.

Note 4.	Restructuring

In fiscal year 2002, the Company recorded a restructuring charge of $3,551 in connection with initiatives to consolidate manufacturing operations affecting its Santa Clara, California facility, and to improve its operating performance by aligning the cost structure across the Company with current business levels. The restructuring charges represented employee termination benefits for approximately 350 employees, and other costs to downsize the operations. Other costs reflected a write-down of equipment employed in the operations and cancellation costs associated with fixed contractual obligations. In addition, during fiscal year 2002, the Company recorded a reversal of $891 for previously recorded restructuring charges incurred in fiscal year 2001, resulting in a net restructuring charge during fiscal year 2002 of $2,660.

In fiscal year 2003, the Company announced the closing of its Manlius, New York manufacturing facility and its Louviers, France engineering and support operations facility. The decision to close the operations was a result of a process the Company undertook to address redundancy in the product lines, engineering support services and manufacturing capacity resulting from its acquisition of certain assets and liabilities of PBN. The Company ceased operations at each of these facilities as of June 27, 2003. In fiscal year 2003, fair value adjustments for property, plant, and equipment of $655 and exit costs of $7,483, which included employee severance and termination benefits for approximately 370 employees, relocation for employees offered transfers, and other lease commitment costs, were accounted for as an adjustment to the allocation of the original purchase price, and recorded as additional goodwill.

In fiscal year 2003, the Company recorded $935 of restructuring charges related to initiatives to improve its operating performance by aligning the cost structure across the Company with current business levels. The restructuring charge represented employee termination benefits for approximately 170 employees, and lease commitment costs. Also, the Company recorded a reversal of $475 for previously recorded restructuring charges, resulting in a net restructuring charge during fiscal year 2003 of $460.

In fiscal year 2004, an adjustment of $272 was made to reduce the Company’s restructuring accrual balance for changes in assumptions and cash recoveries.

The following table provides detail on the activity and remaining restructuring accrual balance as of June 25, 2004.

	Restructuring	Adjustments in		Restructuring
	Accrual at	Fiscal Year		Accrual at
	June 27, 2003	2004	Net Cash Paid	June 25, 2004

Employee severance and termination benefits	$1,812	$(272)	$(1,501)	$39
Contractual obligations and other	462	—	(370)	92

Total	$2,274	$(272)	$(1,871)	$131

Employee severance and termination benefit payments are being made on a weekly or bi-weekly basis, and as such, the Company anticipates payments for the amounts accrued as of June 25, 2004 to extend through

C-COR Incorporated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 2004. The amounts accrued as of June 25, 2004 related to contractual obligations will be paid out over their remaining term of six months, unless terminated early.

Note 5.	Sale of Bankruptcy Trade Claims

The Company filed unsecured claims in the bankruptcy cases of Adelphia and affiliates related to accounts receivable which were previously written-off in fiscal year 2002. On October 30, 2003, the Company entered into an agreement to sell substantially all of its pre-petition trade claims against Adelphia and its affiliates. Under the terms of the agreement, the Company received $21,075 on November 4, 2003 in an initial cash payment, with additional amounts being held in escrow pending the resolution of certain contingencies. Upon resolution of these contingencies, the Company anticipates it could receive an additional approximately $10,000 in the first half of fiscal year 2005. The $21,075 was recorded as a component of other income in the consolidated statements of operations in fiscal year 2004.

C-COR Incorporated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6.	Marketable Securities

Marketable securities as of June 25, 2004 and June 27, 2003 consisted of the following:

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding
	Cost	Gains	Losses	Fair Value

June 25, 2004:
Available-for-sale
Corporate obligations	$22,403	$—	$(119)	$22,284
Municipal securities	17,400	—	—	17,400
Asset-backed securities	4,106	—	(19)	4,087
Collateralized mortgage obligations	4,204	—	(10)	4,194
Certificate of deposits	4,999	—	(32)	4,967
Equity securities	1	1	—	2

Total classified as current assets	$53,113	$1	$(180)	$52,934

Available-for-sale:
Mutual funds	$35	$5	$—	$40
Corporate obligations	66	—	(1)	65
Equity securities	142	12	—	154
Certificate of deposits	9	—	—	9
Trading:
Mutual funds	810	82	—	892

Total classified as non-current assets	$1,062	$99	$(1)	$1,160

June 27, 2003:
Available-for-sale
Equity securities	$1	$1	$—	$2

Total classified as current assets	$1	$1	$—	$2

Available-for-sale:
Mutual funds	$40	$—	$(3)	$37
Corporate obligations	60	2	—	62
Equity securities	164	—	(2)	162
Certificate of deposits	26	—	—	26
Trading:
Mutual funds	976	—	(151)	825

Total classified as non-current assets	$1,266	$2	$(156)	$1,112

C-COR Incorporated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of investments in debt securities at June 25, 2004 by contractual maturities are shown below. These debt securities, which are classified as available-for-sale, include corporate obligations and municipal securities.

June 25,
2004

Due in one year or less	$8,574
Due in one year through five years	13,775
Due in greater than ten years	17,400

Total	$39,749

The Company’s investments in municipal securities, which are classified above as due in greater than ten years, have a put option which enables the Company to put back the securities to the issuer for full principal and any accrued interest with seven day’s notice.

The Company periodically reviews its investment securities classified as available-for-sale for potential impairment and records impairment in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” This includes a review of the fair value of each investment security in relation to its book value, the current grade of the security, and other significant events. Based on management’s review, no investment securities were determined to be other than temporarily impaired, and as a result no impairment charges were recorded in fiscal years 2004, 2003, and 2002. There were no securities as of June 25, 2004 in an unrealized-loss position for twelve or more months.

Note 7.	Inventories

Inventories as of June 25, 2004 and June 27, 2003 consisted of the following:

	June 25,	June 27,
	2004	2003

Finished goods	$8,761	$6,660
Work-in-process	3,806	5,499
Raw materials	13,113	18,279

	$25,680	$30,438

Note 8.	Property, Plant, and Equipment

Property, plant, and equipment as of June 25, 2004 and June 27, 2003 consisted of the following:

	June 25,	June 27,
	2004	2003

Land	$343	$554
Buildings	9,560	9,400
Machinery and equipment under capital lease	260	259
Machinery and equipment	83,401	79,994
Leasehold improvements	1,448	1,462

	95,012	91,669
Less accumulated depreciation and amortization	(77,315)	(67,251)

	$17,697	$24,418

C-COR Incorporated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9.	Goodwill and Other Intangible Assets

Using the guidance in SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (Statement 121), during the fourth quarter of fiscal year 2002, the Company recorded an impairment charge of $13,642 for goodwill and other intangible assets related to the acquisition of MobileForce Technologies Inc. (MobileForce), which is part of the Company’s Broadband Management Solutions segment. The impairment resulted in a write-down of these assets to their fair value, based upon the projected recoverability of these intangible assets through an analysis of expected future cash flows. In accordance with the Company’s ordinary business practices, projected future cash flows were discounted at a rate corresponding to the Company’s estimated cost of capital.

The Company adopted the provisions of Statement 142 effective June 29, 2002. As of the date of adoption, the Company had unamortized goodwill of $7,246 and unamortized identifiable intangible assets of $1,597 that were subject to the transition provisions of Statement 142. For purposes of applying Statement 142, management believes the Company’s operating segments (Broadband Communications Products, Broadband Network Services and Broadband Management Solutions) represent the Company’s reporting units, although there was no goodwill or intangible assets associated with Broadband Management Solutions as of the date of adoption. The Company determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company then determined the fair value of each reporting unit. The fair value was determined based on an independent third party appraisal, using a discounted cash flow model. As a result of this evaluation, the Company did not have an impairment of goodwill as of June 29, 2002.

The Company is required to reevaluate whether goodwill is impaired on at least an annual basis. The Company has selected the end of its third fiscal quarter of each year to reassess the value of its reporting units and related goodwill balances. An assessment would also be performed at other times if events have occurred or circumstances exist that indicate the carrying amount of goodwill may not be recoverable. In fiscal year 2003, the Company determined that the carrying value of the Broadband Communications Products reporting unit exceeded its fair value, which was determined from an independent third-party appraisal, and as such, an impairment charge of $40,022 was recorded during the thirteen-week period ended March 28, 2003. The decline in the fair value of the Broadband Communications Products reporting unit was attributable to the weakness in capital spending by cable operators. The Company made an estimate of the value of other intangible assets not recorded on its balance sheet as of March 28, 2003, in order to allocate the fair value of the Broadband Communications Products reporting unit to both tangible and intangible assets as of March 28, 2003. The Company completed a third-party valuation of these unrecorded intangible assets during the fourth quarter ending June 27, 2003, and recorded an additional goodwill impairment charge of $6,029 in the fourth quarter of fiscal year 2003.

During the third quarter of fiscal year 2004, the Company performed its annual evaluation of goodwill using a discounted cash flow model. The Company determined there was no impairment. Goodwill was $38,312 and

C-COR Incorporated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$15,034 as of June 25, 2004 and June 27, 2003, respectively. As of June 25, 2004 and June 27, 2003, goodwill was allocated by segment as follows:

	June 25,	June 27,
	2004	2003

Broadband Communications Products:
United States	$12,160	$1,832
Europe	6,839	4,905
Asia	875	1,320

	19,874	8,057
Broadband Management Solutions:
United States	11,221	—
Asia	240	—

	11,461	—
Broadband Network Services:
United States	6,977	6,977

Total	$38,312	$15,034

During fiscal year 2004, the acquisitions of Lantern and Alopa resulted in the addition of $10,328 and $11,461, respectively, of goodwill. Other changes in goodwill related to changes in deferred taxes associated with acquisitions and fluctuations in foreign currency exchange rates used to translate the goodwill related to foreign subsidiaries at the balance sheet date.

The following information is provided to report what net income (loss) for fiscal years 2004, 2003 and 2002 would have been, exclusive of amortization expense (including any related tax effects) recognized related to goodwill and intangible assets that are no longer being amortized as a result of the adoption of Statement 142:

	June 25,	June 27,	June 28,
	2004	2003	2002

Reported net income (loss):	$44,160	$(139,589)	$(41,924)
Add back: Goodwill and workforce amortization, net of tax	—	—	2,239

Adjusted net income (loss)	$44,160	$(139,589)	$(39,685)

Diluted net income (loss) per share:
Reported net income (loss) per share	$1.10	$(3.84)	$(1.24)
Add back: Goodwill and workforce amortization, net of tax	—	—	0.06

Adjusted net income (loss) per share	$1.10	$(3.84)	$(1.18)

C-COR Incorporated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other intangible assets as of June 25, 2004 and June 27, 2003 consisted of the following:

	June 25,	June 27,
	2004	2003

Cost of intangibles:
Purchased technology	$10,600	$2,500
Customer relationships	3,150	2,900
Covenants not-to-compete	860	—
Patents and trademarks	1,200	1,200

	15,810	6,600

Less accumulated amortization:
Purchased technology	(2,069)	(1,092)
Customer relationships	(1,779)	(805)
Covenants not-to-compete	(43)	—
Patents and trademarks	(1,167)	(767)

	(5,058)	(2,664)

	$10,752	$3,936

Amortization expense for fiscal years 2004, 2003, and 2002 was $2,395, $1,961, and $8,340, respectively. Estimated future amortization expense for identifiable intangibles is as follows:

Fiscal year:
2005	$3,816
2006	2,356
2007	1,781
2008	1,460
2009	1,339

Note 10.	Financing Agreement

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

The financing agreement is committed through November 6, 2004. Borrowings under the financing agreement bear interest at an applicable bank rate or LIBOR plus two and three-quarters percent (2.75%) per annum, payable monthly. The financing agreement required the payment of a facility fee of $150 at execution of the agreement, and requires a fee on the unused commitment of 0.375% per annum payable monthly and an administrative fee of $36 per annum. As of June 25, 2004, the Company had no borrowings outstanding under

C-COR Incorporated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the financing agreement and letters of credit had been issued for $1,450 related to facility lease obligations and requirements under the Company’s workers compensation policies. Based upon the eligible borrowing base at June 25, 2004, available borrowings under the financing agreement were $8,246. The Company is in the process of evaluating alternatives to the current financing agreement.

As a condition to closing on the financing agreement, the Company terminated its prior credit agreement with a bank, except that the Company continues to maintain letters of credit provided by the bank related to the Company’s workers compensation program, customer obligations, and equipment lease obligations. As of June 25, 2004, the aggregate amount of the letters of credit was $1,605. A cash compensating balance of $1,637 is maintained to secure the letters of credit, which has been classified as a current asset, as the terms for the letters of credit expire in less than one year.

Note 11.	Accrued Liabilities

Accrued liabilities as of June 25, 2004, and June 27, 2003 consisted of the following:

	June 25,	June 27,
	2004	2003

Accrued incentive plan expense	$2,392	$49
Accrued vacation expense	2,920	2,624
Accrued salary expense	3,090	2,478
Accrued benefits and sales tax expense	880	1,788
Accrued warranty expense	10,065	14,117
Accrued workers’ compensation expense	524	400
Accrued restructuring costs	131	2,274
Accrued income taxes payable	3,630	3,405
Deferred revenue	2,143	2,492
Accrued other	5,499	7,805

	$31,274	$37,432

Note 12.	Long-Term Debt

Long-term debt as of June 25, 2004 and June 27, 2003 was as follows:

	June 25,	June 27,
	2004	2003

Notes payable	$896	$1,028
Capital lease obligations	34	85

	930	1,113
Less current portion	(158)	(175)

	$772	$938

The Company obtained $1,952 of funding through the Pennsylvania Industrial Development Authority (PIDA) for 40% of the cost of the expansion of the Company’s facility in State College, Pennsylvania. The PIDA borrowing has an interest rate of 2%. Monthly payments of principal and interest of $13 are required through 2010. Certain property, plant, and equipment collateralize the borrowing. The principal balance at June 25, 2004 was $896.

C-COR Incorporated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has various capital leases for machinery and equipment, office equipment, and furniture and fixtures that expire through 2006. At June 25, 2004, the future minimum payments required under capital lease arrangements were as follows:

Fiscal year ending:
2005	$27
2006	11

38
Less amount representing interest	(4)

Present value of future minimum lease payments	34
Less current portion of obligation under capital leases	(23)

Long-term obligations under capital leases	$11

Long-term debt at June 25, 2004 had scheduled maturities as follows:

Fiscal year ending:
2005	$158
2006	147
2007	140
2008	142
2009	145
Thereafter	198

$930

Total interest paid on the short-term credit facilities (see Note 10) and long-term debt was $87, $118, and $144 for fiscal years 2004, 2003, and 2002, respectively.

Note 13.	Capital Stock and Accumulated Other Comprehensive Income

Authorized Stock:

The Company is authorized to issue 100,000,000 shares of $.05 par value common stock and 2,000,000 shares of no par value preferred stock. There are no shares of preferred stock outstanding.

Warrants Outstanding:

The following table summarizes information about warrants outstanding as of June 25, 2004:

				Warrants Outstanding
				in Connection with:
	Warrants		Fiscal Year
	Outstanding	Exercise	Warrants	Debt	Equity
Issued	as of 6/25/04	Price	Expire	Financing	Financing

Fiscal year 1999	4,000	$5.00	2005	—	4,000
Fiscal year 2001	5,310	$54.11	2007	5,310	—
Fiscal year 2001	693	$54.11	2008	693	—
Fiscal year 2001	693	$54.11	2009	693	—
Fiscal year 2001	115	$108.70	2011	115	—

	10,811			6,811	4,000

C-COR Incorporated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Shareholder Rights Plan:

The Company has a shareholder rights plan intended to preserve the long-term value of the Company for its shareholders by discouraging a hostile takeover. Under the shareholder rights plan, each outstanding share of the Company’s common stock has an associated preferred share purchase right. The rights are exercisable only if a person or group acquires 20% or more of the Company’s outstanding common stock. If the rights became exercisable, the rights would allow their holders (other than the acquiring person or group) to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock (Preferred Stock), no par value per share of the Company at a price of $150.00 per one one-hundredth of a share of Preferred Stock, subject to adjustment. The dilutive effect of the rights on the acquiring person or group is intended to encourage such person or group to negotiate with the Company’s Board.

Public Offering:

On February 26, 2004, the Company sold in a public offering 5,060,000 shares of its common stock at a price of $14.50 per share. The offering resulted in net proceeds (after deducting issuance costs) to the Company of $69,482 in fiscal year 2004.

On February 19, 2002, the Company sold in a public offering 3,450,000 shares of its common stock at a price of $16.00 per share. The offering resulted in net proceeds (after deducting issuance costs) to the Company of $52,193 in fiscal year 2002.

Treasury Stock:

At June 25, 2004 and June 27, 2003, 3,595,036 shares of common stock are being held by the Company as treasury stock and are available to be used in meeting the Company’s obligations under its present and future stock option plans and for other corporate purposes. In addition, shares of the Company’s common stock purchased under a non-qualified deferred compensation arrangement, held in a Rabbi Trust, have been presented in a manner similar to treasury stock. As of June 25, 2004 and June 27, 2003, 50,814 shares and 52,473 shares, respectively, were held in the Rabbi Trust.

Net Income (Loss) Per Share:

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

	Fiscal Year Ended

	June 25,	June 27,	June 28,
	2004	2003	2002

Net income (loss)	$44,160	$(139,589)	$(41,924)

Weighted average common shares outstanding	38,831,695	36,384,105	33,709,999
Common share equivalents	1,391,523	—	—

Weighted average common shares and common share equivalents	40,223,218	36,384,105	33,709,999

Net income (loss) per share — basic and diluted:
Basic	$1.14	$(3.84)	$(1.24)
Diluted	$1.10	$(3.84)	$(1.24)

C-COR Incorporated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For fiscal years ended June 25, 2004, June 27, 2003, and June 28, 2002, common share equivalents of 2,559,929, 6,681,786, and 6,677,064, respectively, were excluded from the diluted net income (loss) per share calculation because they were antidilutive.

Accumulated Other Comprehensive Income:

SFAS No. 130, “Reporting Comprehensive Income,” requires net unrealized investment gains or losses on the Company’s available-for-sale securities and net foreign exchange gains or losses on translation to be included in accumulated other comprehensive income (loss) in the consolidated balance sheet and in the disclosure of comprehensive income. The totals of other comprehensive income (loss) items and comprehensive income (loss), which includes net income (loss), are separately set forth in the consolidated statements of shareholders’ equity.

The components of accumulated other comprehensive income, net of tax if applicable, are as follows:

	June 25,	June 27,
	2004	2003

Unrealized loss on marketable securities	$(162)	$(1)
Foreign currency translation gain	5,175	2,433

Accumulated other comprehensive income	$5,013	$2,432

The components of other comprehensive income and the related tax effects are as follows:

	Amount	Income Tax	Amount
	Before	Expense	Net of
	Tax	(Benefit)	Taxes

Fiscal year ended June 25, 2004:
Unrealized holding loss during the fiscal year	$(161)	$—	$(161)
Net foreign currency translation gain	2,742	—	2,742

Total other comprehensive income	$2,581	$—	$2,581

Fiscal year ended June 27, 2003:
Unrealized holding gain during the fiscal year	$18	$7	$11
Net foreign currency translation gain	1,875	—	1,875

Total other comprehensive income	$1,893	$7	$1,886

Fiscal year ended June 28, 2002:
Unrealized holding loss during the fiscal year	$(20)	$(9)	$(11)
Net foreign currency translation gain	949	261	688

Total other comprehensive income	$929	$252	$677

Note 14.	Stock Award Plans

The Company has an Incentive Plan (the Incentive Plan), which provides for several types of equity-based incentive compensation awards. Awards, when made, may be in the form of stock options, restricted shares, performance shares and performance units. Stock options granted to employees and directors are at a price not less than 100% of the fair market value of such shares on the date of grant. Stock options granted to employees generally begin vesting in cumulative annual installments of 25% per year beginning one year after the date of grant. Options granted to non-employee directors are exercisable one year after grant.

C-COR Incorporated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During fiscal years 2004 and 2003, the Company recorded compensation expense of $131 and $104, respectively, related to an equity-based compensation award contingent upon meeting certain performance objectives that was awarded to an officer of the Company pursuant to the Incentive Plan. The stock option award was earned based upon the achievement of certain performance criteria. There was no compensation expense recorded in fiscal year 2002 related to equity-based incentive compensation awards.

The Company’s previous stock option plans provided for the grant of options to employees with an exercise price per share of at least the fair market value of such shares on the date prior to grant and to directors with an exercise price equal to the fair market value on the date of grant. Stock options granted to certain employees vest in cumulative annual installments of either 20% or 25% per year beginning one year after the date of grant. Options granted to non-employee directors were exercisable one year after grant. Certain options held by the former Chairman were exercisable immediately.

In connection with the acquisition of Lantern, outstanding incentive and nonqualified stock options to acquire Lantern common stock were converted into stock options to acquire the Company’s common stock. The incentive and nonqualified stock options expire upon the earlier of three months after the date of termination of employment or ten years from the date of grant. Awards related to the Lantern plan retained their original vesting schedules.

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

C-COR Incorporated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the status of the Company’s stock option plans as of June 25, 2004, June 27, 2003, and June 28, 2002, and changes during the fiscal years ended on those dates, is presented below:

	June 25, 2004		June 27, 2003		June 28, 2002

		Weighted-Avg.		Weighted-Avg.		Weighted-Avg.
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of year	6,380,081	$9.63	6,528,854	$10.31	6,409,613	$9.96
Granted	863,370	$7.17	923,000	$3.71	1,528,650	$9.72
Exercised	(1,380,512)	$7.17	(220,190)	$2.06	(857,514)	$5.98
Expired	(212,982)	$13.14	(322,882)	$11.58	(75,653)	$15.30
Forfeited	(167,203)	$9.66	(528,701)	$9.82	(476,242)	$10.48

Outstanding at end of year	5,482,754	$9.72	6,380,081	$9.63	6,528,854	$10.31

Options exercisable at end of year	3,158,466	$11.47	3,573,264	$10.67	2,923,519	$9.99

The following table summarizes information about the Company’s outstanding stock options as of June 25, 2004:

	Options Outstanding			Options Exercisable

	Number	Weighted-Avg.		Number
	Outstanding	Remaining Contractual	Weighted-Avg.	Exercisable	Weighted-Avg.
Range of Exercise Prices	at 6/25/04	Life (Years)	Exercise Price	at 6/25/04	Exercise Price

$ 0.50	5,806	3.1	$0.50	5,806	$0.50
$ 0.80	61,515	9.6	$0.80	12,180	$0.80
$ 1.50	49,586	5.6	$1.50	49,586	$1.50
$ 3.05 to $4.51	881,752	6.6	$3.70	261,548	$3.73
$ 4.75 to $7.00	1,048,739	4.6	$6.19	756,005	$6.17
$ 7.25 to $10.88	1,636,625	5.7	$8.30	687,968	$8.32
$10.94 to $16.41	1,132,043	4.0	$12.32	730,496	$12.50
$16.47 to $24.50	524,707	3.7	$21.78	514,007	$21.86
$26.44 to $39.13	141,231	3.6	$31.33	140,120	$31.34
$39.94	750	3.8	$39.94	750	$39.94

	5,482,754	5.1	$9.72	3,158,466	$11.47

Note 15.	Retirement Plans

The Company has retirement savings and profit sharing plans that qualify under Section 401(k) of the Internal Revenue Code. Participation is available to all employees meeting minimum service requirements.

The Company has a deferred compensation plan that does not qualify under Section 401 of the Internal Revenue Code, which provides officers and key executives with the opportunity to participate in an unqualified deferred compensation plan. The total of net participant deferrals, which is reflected in other long-term liabilities, was $1,405 and $1,085 at June 25, 2004 and June 27, 2003, respectively.

The Company also has a deferred retirement salary plan, which is limited to certain officers. The present value of the estimated future retirement benefit payments is being accrued over the estimated service period from the date of the agreements. The accrued balance of this plan, the majority of which is included in other long-

C-COR Incorporated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

term liabilities, was $945 and $970 at June 25, 2004 and June 27, 2003, respectively. Total expenses for these plans were $1,403, $1,691, and $1,476 for fiscal years 2004, 2003, and 2002, respectively.

Note 16.	Other Income (Expense), Net

Other income (expense), net for fiscal years 2004, 2003, and 2002 was as follows:

	Fiscal Year Ended

	June 25,	June 27,	June 28,
	2004	2003	2002

Recovery (provision) on note receivable	$—	$800	$(1,300)
Other income (expense), net	371	105	(176)

	$371	$905	$(1,476)

Note 17.	Income Taxes

Total income tax expense (benefit) for fiscal years 2004, 2003, and 2002 was allocated as follows:

	Fiscal Year Ended

	June 25,	June 27,	June 28,
	2004	2003	2002

Net income (loss) from operations	$1,022	$47,017	$(23,152)
Shareholders’ equity, for unrealized holding gain (loss)	—	7	(9)
Shareholders’ equity, for net foreign currency translation gain	—	—	261
Shareholders’ equity, for tax benefit derived from exercise of stock options	—	—	(1,292)
Goodwill, for initial recognition of acquired tax benefits that were previously included in the valuation allowance	(464)	—	—

	$558	$47,024	$(24,192)

Income tax expense (benefit) attributable to operations consisted of the following:

	Fiscal Year Ended

	June 25,	June 27,	June 28,
	2004	2003	2002

Current:
Federal	$451	$—	$(9,980)
State	296	—	—
Foreign	599	1,675	101

	1,346	1,675	(9,879)

Deferred:
Federal	—	36,979	(12,099)
State	—	7,841	(4,623)
Foreign	(324)	522	3,449

	(324)	45,342	(13,273)

	$1,022	$47,017	$(23,152)

C-COR Incorporated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reconciles income tax expense (benefit) from operations as reflected in the consolidated statement of operations with the amount calculated by applying the U.S. federal income tax rate of 35 percent to income (loss) before income taxes:

	Fiscal Year Ended

	June 25,	June 27,	June 28,
	2004	2003	2002

Income tax expense (benefit) computed at 35%	$15,814	$(32,400)	$(22,777)
State income taxes, net of federal tax	1,312	(3,750)	(4,109)
Tax effect of foreign income and losses	(1,015)	498	81
Tax effect of export incentives	—	—	(59)
Increase (decrease) in the valuation allowance for deferred tax assets	(14,406)	82,164	2,934
Other, net	(683)	505	778

	$1,022	$47,017	$(23,152)

C-COR Incorporated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 25, 2004 and June 27, 2003 are presented below:

	June 25,	June 27,
	2004	2003

Gross deferred tax assets:
Accounts receivable, principally due to allowance for doubtful accounts	$790	$1,363
Inventories, principally due to accrual for obsolescence	13,400	16,403
Compensated absences, principally due to accrual for financial reporting purposes	1,014	1,293
Workers’ compensation expense accrual for financial reporting purposes	210	160
Warranty expense accrual for financial reporting purposes	3,593	5,311
Employee benefit plan accrual for financial reporting purposes	586	518
Deferred research and development for tax purposes	—	136
Investment impairment for financial reporting purposes	1,225	1,225
Net operating loss carryforwards	29,797	38,168
Alternative minimum tax credit carryforwards	818	374
Research tax credit carryforwards	2,047	1,995
Intangible assets, principally due to differences in amortization	16,465	15,045
Restructuring expense accrual for financial reporting purposes	53	3,056
Plant and equipment, principally due to differences in depreciation	252	—
Other	2,116	6,256

Total gross deferred tax assets	72,366	91,303
Less valuation allowance	(71,253)	(89,146)

Net total deferred tax assets	1,113	2,157

Gross deferred tax liabilities:
Plant and equipment, principally due to differences in depreciation	—	(1,017)
Other	(826)	(1,161)

Total gross deferred tax liabilities	(826)	(2,178)

Net deferred tax assets (liabilities)	$287	$(21)

Reflected in consolidated balance sheets as:
Current deferred tax liabilities	$(467)	$(528)
Non-current deferred tax assets	754	507

Net deferred tax assets (liabilities)	$287	$(21)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which the temporary differences become deductible and the loss and credit carryforwards can be utilized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As a result of the cumulative losses in fiscal years 2001, 2002, and 2003, management concluded during fiscal year 2003 that a valuation allowance against net deferred tax assets was appropriate and recorded an allowance as of that date. As of June 25, 2004, a full valuation allowance on the net deferred tax assets has been recorded, with the exception of certain net deferred tax assets in specific foreign

C-COR Incorporated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

jurisdictions. In addition, the Company expects to provide a valuation allowance on any future net deferred tax assets until the Company can sustain a level of profitability that demonstrates its ability to utilize these assets.

Subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets as of June 25, 2004 will be allocated as follows:

Income tax benefit that would be reported in the consolidated statement of operations	$68,485
Additional paid-in capital	2,768

Total	$71,253

At June 25, 2004, the Company had federal net operating loss carryforwards of approximately $45,531, state net operating loss carryforwards of approximately $62,132, and foreign net operating losses of approximately $24,613, which are available to offset future federal, state, and foreign taxable income, if any, and expire at various dates through fiscal year 2023. In addition, at June 25, 2004, the Company had research and development credit carryovers for federal and state income tax purposes of approximately $1,814 and $233, respectively. The federal credit carryforwards expire through 2022, and the state carryforwards can be carried forward indefinitely. The Company also had a federal alternative minimum tax credit of $818 at June 25, 2004, which has an indefinite carryforward period.

The Company has not recognized a deferred tax liability for the basis differences and the undistributed earnings related to its foreign subsidiaries since the Company currently does not expect unremitted earnings to reverse and become taxable to the Company in the foreseeable future. A deferred tax liability will be recognized when the Company is no longer able to demonstrate that it plans to permanently reinvest undistributed earnings. Undistributed earnings were approximately $16,139 at June 25, 2004.

Cash paid (recovered) for income taxes was $1,423, $(9,728), and $(217) in fiscal years 2004, 2003, and 2002, respectively.

Note 18.	Concentration of Credit Risk

Financial instruments that subject the Company to concentrations of credit risk consist primarily of accounts receivable. The Company’s accounts receivable are derived primarily from sales to cable operators, broadcasters, and other network operators and distributors. The Company performs periodic credit evaluations of its customers’ financial conditions and generally does not require collateral. Receivables are generally due within 30 days. Credit losses are provided for in the consolidated financial statements. On June 25, 2002, Adelphia Communications (Adelphia) and affiliates, a major cable operator and customer of the Company, filed a petition for protection under the federal bankruptcy statutes. As of June 28, 2002, the Company recorded a charge-off to bad debts of $44,938 due to management’s assessment of the recoverability of accounts receivables from Adelphia and affiliates. Adelphia was the Company’s largest customer in fiscal year 2002.

Sales to two customers were $48,659 (20%) and $39,724 (16%), respectively, in fiscal year 2004. Sales to two customers were $38,348 (19%) and $33,404 (17%), respectively, in fiscal year 2003. Sales to three customers were $78,508 (30%), $28,563 (11%) and $27,222 (10%), respectively, in fiscal year 2002. All of these principal customers purchase both products and services. No other customers represented greater than 10% of sales in fiscal years 2004, 2003, or 2002. One customer accounted for 27% of the Company’s gross accounts receivable balance as of June 25, 2004.

C-COR Incorporated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 19.	Commitments and Contingencies

The Company has recently identified certain commissions paid for business development efforts in foreign countries. The Company is currently investigating the nature of the payments to determine if there have been any violations of law related to the payments or any other such payments.

The Company leases real property and other equipment under operating leases. Certain leases are renewable and provide for the payment of real estate taxes and other occupancy expenses. At June 25, 2004, the future minimum lease payments for noncancelable leases with remaining lease terms in excess of one year were as follows:

Fiscal year ending:
2005	$3,135
2006	1,816
2007	1,209
2008	687
2009	586
Thereafter	3,283

Rent expense relating to continuing operations was $5,401, $5,280, and $3,656 for fiscal years 2004, 2003, and 2002, respectively.

Note 20.     Guarantees

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45), which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. FIN 45 also requires the recognition of a liability by a guarantor at the inception of certain guarantees.

As of June 25, 2004, the Company did not have any outstanding guarantees, except for product warranties and indemnification clauses in the Company’s software license agreements. The Company warrants its products against defects in materials and workmanship, generally for two to five years, depending upon product lines and geographic regions. A provision for estimated future costs related to warranty activities is recorded when the product is shipped, based upon historical experience of known product failure rates and historical costs incurred in correcting product failures. In addition, from time to time, the recorded amount is adjusted for specifically identified warranty exposures if unforeseen technical problems arise.

The Company’s Broadband Management Solutions segment licenses software to its customers under written agreements. Each agreement contains the relevant terms of the contractual arrangement with the customers, and generally includes provisions for indemnifying the customers against losses, expenses, and liabilities from damages that may be awarded against the customer in the event the software is found to infringe upon certain intellectual property rights of a third party. The agreement generally limits the scope of and remedies for such indemnification obligations in a variety of industry-standard respects. The Company has not identified any losses that are probable under these provisions and, accordingly, no liability related to these indemnification provisions has been recorded.

C-COR Incorporated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in the Company’s warranty liability during fiscal years 2004 and 2003 were as follows:

	June 25,	June 27,
	2004	2003

Balance as of beginning of the period	$14,117	$10,762
Warranties issued during the period	2,032	2,724
Fair value of warranty liabilities acquired in acquisitions	—	7,499
Settlements made during the period	(3,124)	(4,340)
Changes in the liability for pre-existing warranties	(2,960)	(2,528)

Balance as of end of the period	$10,065	$14,117

Note 21.	Quarterly Results of Operations (Unaudited)

The quarterly results of operations for fiscal years 2004 and 2003, and significant incremental and/or unusual charges (recoveries) during those quarters, were as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter(1)	Total

Fiscal Year 2004
Net sales	$56,767	$61,530	$58,427	$64,194	$240,918
Gross profit	20,021	23,239	23,505	23,502	90,267
Net income	4,828	29,721	4,991	4,620	44,160

Net income per share — basic and diluted:
Basic	$0.13	$0.81	$0.13	$0.11	$1.14

Diluted	$0.13	$0.78	$0.12	$0.10	$1.10

(1)	Included in the results of operations for the fourth quarter of fiscal year 2004 was a $900 charge for acquired in-process technology.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter(1)	Total

Fiscal Year 2003
Net sales	$44,635	$53,974	$50,100	$51,953	$200,662
Gross profit	10,209	12,584	(6,203)	15,348	31,938
Net loss	(7,258)	(4,708)	(114,641)	(12,982)	(139,589)

Net loss per share — basic and diluted	$(0.20)	$(0.13)	$(3.15)	$(0.36)	$(3.84)

(1)	Included in the results of operations for the fourth quarter of fiscal year 2003 was a $590 excess and obsolete inventory charge resulting from product rationalization and a decline in market conditions, a $469 recovery on accounts receivable, a $62 restructuring charge, a $1,421 gain on settlement of warranty charges, a $6,029 incremental goodwill impairment charge related to the Broadband Communications Products reporting unit, and a $4,438 incremental charge to establish a valuation allowance on net deferred tax assets.

C-COR Incorporated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 22.	Segment Information

The Company operates in three industry segments: Broadband Communication Products, Broadband Network Services, and Broadband Management Solutions.

The Broadband Communications Products segment is responsible for the development, management, production, support and sales of advanced fiber optic and radio frequency equipment. The Broadband Network Services segment provides outsourced technical services, including network engineering and design, construction, activation, optimization, certification, maintenance, and operations. The Broadband Management Solutions segment is responsible for the development, integration, management, implementation, support, and sale of operational support systems that focus on network services management and mobile workforce management solutions.

The “management approach” required under SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” has been used to present the following segment information. This approach is based upon the way management organizes segments within an enterprise for making operating decisions and assessing performance. Accounting policies used by the segments are the same as those described in Note 2.

The following costs and asset categories are not allocated to segments, and are reflected in the table as “unallocated items”:

•	Corporate selling and administrative expenses, certain quality assurance costs, and technology oversight functions

•	Restructuring costs

•	Goodwill and other intangible asset impairment charges

•	Goodwill amortization resulting from acquisitions

•	Income tax expense (benefit)

•	Identifiable assets of cash and cash equivalents, marketable securities and other short-term investments, assets associated with discontinued operations, and certain other long-term corporate assets.

C-COR Incorporated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information about industry segments for fiscal years 2004, 2003, and 2002 is as follows:

	Broadband	Broadband	Broadband
	Communications	Network	Management	Unallocated
	Products	Services	Solutions	Items	Total

Year ended June 25, 2004
Net sales	$184,880	$45,397	$10,641	$—	$240,918
Depreciation and amortization	8,514	605	372	1,717	11,208
Operating income (loss)	50,554	5,254	(611)	(32,707)	22,490
Income tax expense				1,022	1,022
Identifiable assets at June 25, 2004	94,698	38,533	15,518	118,136	266,885
Capital expenditures	782	241	89	433	1,545
Year ended June 27, 2003
Net sales	$172,750	$23,377	$4,535	$—	$200,662
Depreciation and amortization	10,443	737	579	1,642	13,401
Operating income (loss)	(7,773)	79	(7,939)	(77,723)	(93,356)
Income tax expense				47,017	47,017
Identifiable assets at June 27, 2003	88,717	22,497	3,006	28,797	143,017
Capital expenditures	2,499	186	425	1,046	4,156
Year ended June 28, 2002
Net sales	$224,331	$38,070	$3,250	$—	$265,651
Depreciation and amortization	7,810	919	6,347	2,604	17,680
Operating loss	(461)	(2,433)	(19,142)	(45,703)	(67,739)
Income tax benefit				(23,152)	(23,152)
Identifiable assets at June 28, 2002	139,596	19,097	12,605	99,525	270,823
Capital expenditures	762	1,272	183	5,773	7,990

C-COR Incorporated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company and its subsidiaries operate in various geographic areas. The table below presents the Company’s operations in the following geographic areas:

	Year Ended

	June 25,	June 27,	June 28,
	2004	2003	2002

Sales:
United States	$173,755	$144,821	$232,053
Europe	33,286	28,649	10,885
Asia	22,321	19,104	7,286
Canada	4,683	5,370	11,065
Latin America	6,873	2,718	4,362

Total	$240,918	$200,662	$265,651

Property, Plant, and Equipment:
United States	$16,463	$23,072	$23,467
Europe	602	786	747
Other	632	560	487

Total	$17,697	$24,418	$24,701

Note 23.	Litigation

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

On January 23, 2004, the Superior Court of Forsyth County, Georgia granted the Company’s motion for summary judgment in full, thereby dismissing all claims against the Company. The plaintiffs have filed a motion of their intent to appeal the decision. The Company will continue to assert its defenses to these claims and will continue to contest them vigorously; however, it cannot be sure that it will be successful in defending these claims in an appeal of the decision.

From time to time, the Company is also a party to litigation and claims that arise in the ordinary course of business. In the opinion of management, the ultimate resolution of these matters will not have a material effect on the Company’s business, its financial position or its results of operations.

Note 24.	Subsequent Events

The Company completed two acquisitions subsequent to fiscal year ended June 25, 2004.

On July 16, 2004, the Company acquired all the outstanding securities of Stargus, Inc. (Stargus), a privately held company headquartered in Andover, Massachusetts. Stargus is a provider of comprehensive network and service management solutions for cable broadband networks. Stargus became part of the Company’s Broadband Management Solutions segment. The purchase price for the acquisition was approximately $17,000, subject to certain adjustments.

C-COR Incorporated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On September 3, 2004, the Company acquired certain assets and liabilities of Optinel Systems, Inc. (Optinel), a privately held company located in Elkridge, Maryland. Optinel is a provider of optical Ethernet transport solutions solutions for residential and business services. Optinel became part of the Company’s Broadband Communications Products segment. The purchase price for the acquisition was approximately $9,500, subject to certain adjustments. Additional cash payments of up to $6,000 are required to be made to Optinel shareholders if certain sales objectives are achieved within thirteen months from the date of acquisition.

The Company anticipates using a third-party appraisal firm to perform a valuation of the acquired identifiable intangible assets, including in-process research and development that was commenced but not yet completed at the date of the acquisitions, and which if unsuccessful, would have no alternative use. The fair value (if any) ascribed to in-process research and development will be charged to expense in the first quarter of fiscal year 2005. The fair value ascribed to other identifiable intangibles will result in higher amortization expense in future periods, in amounts unknown at this time. Any excess of the purchase price and related costs over the fair value of the acquired net assets of the businesses will be recorded as goodwill.

MANAGEMENT’S RESPONSIBILITY FOR FINANCIAL REPORTING

To the Shareholders:

The management of C-COR Incorporated is responsible for the preparation, integrity and objectivity of the financial statements and other information contained in this Annual Report on Form 10-K. To ensure reliability of financial data, C-COR has established and maintains an internal control system, which provides reasonable assurance that financial reports do not contain any material misstatement.

The Audit Committee of the Board of Directors is responsible for reviewing and evaluating the overall performance of C-COR’s financial reporting and accounting practices. The Committee meets periodically and independently with management, our internal auditors, and KPMG LLP to discuss the Company’s internal accounting controls, auditing, and financial matters. The internal auditors and independent public accountants have unrestricted access to the Audit Committee.

We believe that the consolidated financial statements and related notes in this report are presented fairly in all material respects, and that they were prepared according to accounting principles generally accepted in the United States of America.

C-COR Incorporated

WILLIAM T. HANELLY
Chief Financial Officer,
Secretary and Treasurer

September 8, 2004

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures

Our chief executive officer and our chief financial officer have evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of June 25, 2004, which is the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation and except for deficiencies in certain of our internal controls for our EuroPacific operations which were discovered after the end of our fiscal year and which are in the process of being corrected, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are sufficient to provide that material information relating to us, including our consolidated subsidiaries, is (a) made known to them by our other employees and the employees of our consolidated subsidiaries, particularly material information related to the period for which this periodic report is being prepared; and (b) recorded, processed, summarized, evaluated, and reported, as applicable, within the time period specified in the rules and forms promulgated by the Securities and Exchange Commission.

(b) Changes in Internal Controls

There were no changes that occurred during the fiscal quarter ended June 25, 2004 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	Other Information

None

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information with respect to Directors required by this item will be subsequently incorporated herein by reference to the Registrant’s Proxy Statement expected to be dated on or about September 8, 2004.

The information with respect to Executive Officers required by this item is set forth in Part I of this Annual Report on Form 10-K.

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended June 25, 2004, its officers, directors and ten percent shareholders complied with all applicable Section 16(a) filing requirements, with the exception of those filings listed in the Registrant’s Proxy Statement expected to be dated on or about September 8, 2004.

Item 11.	Executive Compensation

The information required by this item will be subsequently incorporated herein by reference to the Registrant’s Proxy Statement expected to be dated on or about September 8, 2004.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be subsequently incorporated herein by reference to the Registrant’s Proxy Statement expected to be dated on or about September 8, 2004.

Item 13.	Certain Relationships and Related Transactions

None

Item 14.	Principal Accountant Fees and Services

The information required by this item will be subsequently incorporated herein by reference to the Registrant’s Proxy Statement expected to be dated on or about September 8, 2004.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) (1) Financial Statements

The following financial statements are included in Item 8 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of June 25, 2004 and of June 27, 2003

Consolidated Statements of Operations for the Fiscal Years Ended June 25, 2004, June 27, 2003 and June 28, 2002

Consolidated Statements of Cash Flows for the Fiscal Years Ended June 25, 2004, June 27, 2003 and June 28, 2002

Consolidated Statements of Shareholders’ Equity for the Fiscal Years Ended June 25, 2004, June 27, 2003 and June 28, 2002

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules

Schedules, other than Schedule II — Valuation and Qualifying Accounts, have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(3) Exhibits

The exhibits to this Annual Report on Form 10-K are listed on the accompanying index to exhibits and are incorporated herein by reference or are filed as part of this Annual Report on Form 10-K.

Each management contract or compensation plan required to be filed as an exhibit is identified by an asterisk(*).

Number		Description of Documents

(2)	(a)	Agreement and Plan of Merger dated as of July 2, 2004, by and among Broadband Management Solutions, LLC, BMS Subsidiary, Inc. and Stargus, Inc. (incorporated by reference to the Registrant’s Form 8-K dated July 16, 2004 and filed July 21, 2004).
(2)	(b)	Acquisition Agreement dated as of May 14, 2004, by and among the Registrant, Broadband Royalty Corporation and Lantern Communications, Inc. (incorporated by reference to the Registrant’s Form 8-K dated May 28, 2004 and filed June 7, 2004).
(2)	(c)	Acquisition Agreement dated as of May 10, 2004, by and among the Registrant, Broadband Management Solutions, LLC, Broadband Royalty Corporation, Alopa Networks, Inc. and Alopa Networks Private Ltd. (incorporated by reference to the Registrant’s Form 8-K dated May 27, 2004 and filed June 7, 2004).
(2)	(d)	Acquisition Agreement dated as of July 8, 2002, by and among the Registrant, and Koninklijke Philips Electronics N.V., Philips Electronics North America Corporation, Philips Broadband Networks, Inc. (incorporated by reference to the Registrant’s Form 8-K dated September 16, 2002, and filed on September 25, 2002).
(2)	(e)	Amendment No. 1 to Acquisition Agreement dated as of September 15, 2002, by and among the Registrant, and Koninklijke Philips Electronics N.V., Philips Electronics North America Corporation, Philips Broadband Networks, Inc. (incorporated by reference to the Registrant’s Form 8-K dated September 16, 2002, and filed on September 25, 2002).
(2)	(f)	Acquisition Agreement dated as of August 27, 2004, by and among the Registrant, Broadband Royalty Corporation and Optinel Systems, Inc. (incorporated by reference to the Registrant’s Form 8-K dated September 3, 2004 and filed September 8, 2004).
(3)	(a)	Amended and Restated Articles of Incorporation of Registrant (the “Articles of Incorporation”) filed with the Secretary of State of the Commonwealth of Pennsylvania on February 19, 1981 (incorporated by reference to Exhibit (3)(a) to Registrant’s Form 10-Q for the quarter ended December 24, 1999).
(3)	(b)	Amendment to the Articles of Incorporation of Registrant filed with the Secretary of State of the Commonwealth of Pennsylvania on November 14, 1986 (incorporated by reference to Exhibit (3)(b) to Registrant’s Form 10-Q for the quarter ended December 24, 1999).
(3)	(c)	Amendment to the Articles of Incorporation filed with the Secretary of State of the Commonwealth of Pennsylvania on September 21, 1995 (incorporated by reference to Exhibit (3)(c) to Registrant’s Form 10-Q for the quarter ended December 24, 1999).
(3)	(d)	Amendment to the Articles of Incorporation filed with the Secretary of State of the Commonwealth of Pennsylvania on July 9, 1999 (incorporated by reference to Exhibit (3)(d) to Registrant’s Form 10-Q for the quarter ended December 24, 1999).
(3)	(e)	Statement with Respect to Shares of Series A Junior Participating Preferred Stock filed with the Secretary of State of the Commonwealth of Pennsylvania on August 30, 1999 (incorporated by reference to Exhibit (3)(e) to Registrant’s Form 10-Q for the quarter ended December 24, 1999).
(3)	(f)	Amendment to the Articles of Incorporation filed with the Secretary of State of the Commonwealth of Pennsylvania on October 20, 1999 (incorporated by reference to Exhibit (3)(f) to Registrant’s Form 10-Q for the quarter ended December 24, 1999).

Number		Description of Documents

(3)	(g)	Amendment to Articles of Incorporation filed with the Secretary of State of the Commonwealth of Pennsylvania on December 22, 1999 (incorporated by reference to Exhibit (3)(g) to Registrant’s Form 10-Q for the quarter ended December 24, 1999).
(3)	(h)	Amendment to Articles of Incorporation filed with the Secretary of State of the Commonwealth of Pennsylvania and effective on June 26, 2004.
(3)	(i)	Bylaws of Registrant, as amended through September 22, 2000 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended September 29, 2000).
(4)	(a)	Specimen of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Form S-8 Registration Statement, File No. 333-49826).
(4)	(b)	Rights Agreement, dated as of August 17, 1999, between C-COR.net Corp. and American Stock Transfer and Trust Co., as Rights Agent, including the Form of Statement with Respect to Shares as Exhibit A, the Form of Right Certificate as Exhibit B and the Summary of Rights as Exhibit C (incorporated by Reference to Registrant’s Form 8-K filed on August 30, 1999).
(10)	(a)*	1989 Non-Employee Directors’ Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 28 to Form S-8 Registration Statement, File No. 33-35208).
(10)	(b)*	Indemnification Agreement dated February 3, 1992, between the Registrant and Gerhard B. Nederlof (incorporated by reference to Exhibit (10)(gg) to the Registrant’s Form 10-K for the year ended June 26, 1992).
(10)	(c)*	Supplemental Retirement Plan Participation Agreement dated April 20, 1993, between the Registrant and Gerhard B. Nederlof (incorporated by reference to Exhibit (10)(bb) to the Registrant’s Form 10-K for the year ended June 25, 1993, Securities and Exchange Commission File No. 0-10726).
(10)	(d)*	Registrant’s Retirement Savings and Profit Sharing Plan as Amended July 1, 1989, and including amendments through April 19, 1994 (incorporated by reference to Exhibit 99.B14 to Form S-8 Registration Statement, File No. 333-02505).
(10)	(e)*	Registrant’s Supplemental Executive Retirement Plan effective May 1, 1996 (incorporated by reference to Exhibit (10)(ff) to the Registrant’s Form 10-K for the year ended June 28, 1996).
(10)	(f)(i)*	1988 Stock Option Plan (incorporated by reference to Exhibit (10)(kk)(i) to the Registrant’s Form 10-K for the year ended June 28, 1996).
(10)	(f)(ii)*	Amendment to 1988 Stock Option Plan (incorporated by reference to Exhibit (10)(kk)(ii) to the Registrant’s Form 10-K for the year ended June 28, 1996).
(10)	(g)(i)*	1992 Stock Purchase Plan (incorporated by reference to Exhibit (10)(ll)(i) to the Registrant’s Form 10-K for the year ended June 28, 1996).
(10)	(g)(ii)*	Amendment to 1992 Stock Purchase Plan (incorporated by reference to Exhibit (10)(ll)(ii) to the Registrant’s Form 10-K for the year ended June 28, 1996).
(10)	(h)*	C-COR Incorporated Amended and Restated Incentive Plan (incorporated by reference to Registrant’s Definitive Proxy Statement filed September 8, 2004).
(10)	(i)*	Form of Change of Control Agreement (Registrant has entered into five of such agreements with Douglas W. Engerman, Ken Wright, John O. Caezza, Mary G. Beahm, and Gerhard B. Nederlof, respectively) (incorporated by reference to Exhibit (10)(bb) to the Registrant’s Form 10-K for the year ended June 30, 2000).
(10)	(j)	Financing Agreement dated November 7, 2002 by and among The CIT Group/ Business Credit, Inc., C-COR.net Corp., Broadband Capital Corporation, Broadband Royalty Corporation, Broadband Management Solutions, LLC and Broadband Network Services, Inc. (incorporated by reference to the Registrant’s Form 10-Q dated September 27, 2002, and filed on November 12, 2002).
(10)	(k)*	First Amendment to Amended and Restated Change of Control Agreement, dated November 13, 2002, between the Registrant and William T. Hanelly (incorporated by reference to the Registrant’s Form 10-Q dated December 27, 2002, and filed on February 10, 2003).

Number		Description of Documents

(10)	(l)*	Third Amended and Restated Employment Agreement dated June 15, 2003, between the Registrant and David A. Woodle (incorporated by reference to Exhibit (10)(bb) to the Registrant’s Form 10-K for the year ended June 27, 2003).
(10)	(m)*	Fiscal Year 2004 Profit Incentive Plan (PIP) — Employees (incorporated by reference to Exhibit (10)(cc) to the Registrant’s Form 10-K for the year ended June 27, 2003).
(10)	(n)*	Fiscal Year 2004 Profit Incentive Plan (PIP) — Executive Management (incorporated by reference to Exhibit (10)(dd) to the Registrant’s Form 10-K for the year ended June 27, 2003).
(10)	(o)(i)	Assignment of Claim Agreement, dated as of October 28, 2003, by and among C-COR.net Corp., in its own capacity and as successor by merger with Philips Broadband Networks, Inc., Broadband Network Services, Inc. and Satellite Asset Management, L.P. (incorporated by reference to Exhibit (10)(1) to the Registrant’s Form 10-Q for the quarter ended December 26, 2003).
(10)	(o)(ii)	Escrow Agreement, dated as of October 28, 2003, by and among C-COR.net Corp., in its own capacity and as successor by merger with Philips Broadband Networks, Inc., Broadband Network Services, Inc. and Satellite Asset Management, L.P. (incorporated by reference to Exhibit (10)(2) to the Registrant’s Form 10-Q for the quarter ended December 26, 2003).
(10)	(p)*	Form of Indemnification Agreement (Registrant has entered into five of such agreements with Douglas W. Engerman, Ken Wright, John O. Caezza, William T. Hanelly, and Mary G. Beahm, respectively).
(10)	(q)*	Form of Supplemental Retirement Plan (Registrant has entered into four of such agreements with Douglas W. Engerman, John O. Caezza, William T. Hanelly, and Mary G. Beahm, respectively).
(10)	(r)*	Fiscal Year 2005 Profit Incentive Plan (PIP) — Employees.
(10)	(s)*	Fiscal Year 2005 Profit Incentive Plan (PIP) — Executive Management.
(21)		Subsidiaries of the Registrant.
(23)		Consent of Independent Registered Public Accounting Firm.
(31)	(1)	Rule 13a-14(a) and 15d-14(a) Certification of Chief Executive Officer.
(31)	(2)	Rule 13a-14(a) and 15d-14(a) Certification of Chief Financial Officer.
(32)	(1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(32)	(2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

All exhibits listed herein and not otherwise incorporated by reference to reports or registration statements of the Registrant were filed with the Registrant’s report on Form 10-K for the fiscal ended June 25, 2004. Such exhibits are incorporated herein by reference and made a part hereof.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

C-COR Incorporated
(Registrant)

/s/ DAVID A. WOODLE

Chief Executive Officer
(principal executive officer)

September 8, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 8 day of September 2004.

/s/ DAVID A. WOODLE Director, Chairman

/s/ MICHAEL J. FARRELL	/s/ ANTHONY A. IBARGÜEN

Director	Director

/s/ RODNEY M. ROYSE	/s/ JOHN J. OMLOR

Director	Director

/s/ I.N. RENDALL HARPER, JR.	/s/ JAMES E. CARNES

Director	Director

/s/ LANCE T. SHANER	/s/ JAMES J. TIETJEN

Director	Director

/s/ JOSEPH E. ZAVACKY	/s/ WILLIAM T. HANELLY

Controller and Assistant Secretary	Chief Financial Officer, Secretary and Treasurer
(principal accounting officer)	(principal financial officer)

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

COL. A	COL. B	COL. C

		ADDITIONS
	Balance at
	Beginning of	Charged to Cost	Charged to Other
DESCRIPTION	Period	and Expenses	Accounts-Describe

Year ended June 25, 2004
Reserves deducted from assets to which they apply:
Allowance for Doubtful Accounts	$4,063,000	$(322,000)	$—

Reserves not deducted from assets:
Workers’ Compensation Self-insurance	$400,000	$185,000	$—

Year ended June 27, 2003
Reserves deducted from assets to which they apply:
Allowance for Doubtful Accounts	$3,428,000	$(125,000)	$750,000 (3)
Allowance for Notes Receivable	1,300,000	(800,000)	—

	$4,728,000	$(925,000)	$750,000

Reserves not deducted from assets:
Workers’ Compensation Self-insurance	$994,000	$(417,000)	$—

Year ended June 28, 2002
Reserves deducted from assets to which they apply:
Allowance for Doubtful Accounts	$1,565,000	$2,152,000	$—
Allowance for Notes Receivable	—	1,300,000	—

	$1,565,000	$3,452,000	$—

Reserves not deducted from assets:
Workers’ Compensation Self-insurance	$1,178,000	$23,000	$—

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

COL. A	COL. D		COL. E

	Deductions-		Balance at
DESCRIPTION	Describe		End of Period

Year ended June 25, 2004
Reserves deducted from assets to which they apply:
Allowance for Doubtful Accounts	$537,000	(1)	$3,204,000

Reserves not deducted from assets:
Workers’ Compensation Self-insurance	$61,000	(2)	$524,000

Year ended June 27, 2003
Reserves deducted from assets to which they apply:
Allowance for Doubtful Accounts	$(10,000	)(1)	$4,063,000
Allowance for Notes Receivable	500,000	(1)	—

	$490,000		$4,063,000

Reserves not deducted from assets:
Workers’ Compensation Self-insurance	$177,000	(2)	$400,000

Year ended June 28, 2002
Reserves deducted from assets to which they apply:
Allowance for Doubtful Accounts	$289,000	(1)	$3,428,000
Allowance for Notes Receivable	—		1,300,000

	$289,000		$4,728,000

Reserves not deducted from assets:
Workers’ Compensation Self-insurance	$207,000	(2)	$994,000

(1)	Uncollectible accounts and note receivable written off, net of recoveries and foreign exchange translation effects.

(2)	Workers compensation claims paid.

(3)	Allowance related to acquired operations.