Form 10-Q
period 2004-09-24
C-COR INC
filed 2004-11-03
CIK 350621

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the thirteen-week period ended: September 24, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

C-COR Incorporated

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

Common Stock, $.05 Par Value - 43,111,542 shares as of October 19, 2004.

C-COR Incorporated

Independent Accountants’ Review Report

The Board of Directors and Shareholders

C-COR Incorporated:

We have reviewed the condensed consolidated balance sheet of C-COR Incorporated and subsidiaries as of September 24, 2004, and the related condensed consolidated statements of operations and cash flows for the thirteen-week periods ended September 24, 2004 and September 26, 2003. These condensed consolidated financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of C-COR Incorporated and subsidiaries as of June 25, 2004, and the related consolidated statements of operations, cash flows, and shareholders’ equity for the year then ended (not presented herein); and in our report dated August 13, 2004, except as to Note 24, which was as of September 3, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of June 25, 2004, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

Harrisburg, Pennsylvania

November 2, 2004

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

C-COR Incorporated

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	September 24, 2004	June 25, 2004
ASSETS
Current assets
Cash and cash equivalents	$33,967	$63,791
Restricted cash	1,132	1,637
Marketable securities	48,096	52,934
Accounts receivable, net	40,073	43,785
Unbilled receivables	12,912	3,494
Inventories	23,733	25,680
Other current assets	5,795	4,849

Total current assets	165,708	196,170
Property, plant, and equipment, net	20,067	17,697
Goodwill	58,071	38,312
Other intangible assets, net	13,465	10,752
Deferred taxes	767	754
Other long-term assets	3,743	3,200

Total assets	$261,821	$266,885

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$21,135	$23,571
Accrued liabilities	28,870	31,274
Deferred taxes	471	467
Current portion of long-term debt	159	158

Total current liabilities	50,635	55,470
Long-term debt, less current portion	730	772
Other long-term liabilities	2,594	2,381

Total liabilities	53,959	58,623

Commitments and contingencies
Shareholders’ equity
Preferred stock, no par value; authorized shares of 2,000,000; none issued	—	—
Common stock, $.05 par; authorized shares of 100,000,000; issued shares of 46,692,072 as of September 24, 2004 and 46,662,652 as of June 25, 2004	2,335	2,333
Additional paid-in capital	344,984	344,821
Accumulated other comprehensive income	5,452	5,013
Unearned compensation	(464)	(504)
Accumulated deficit	(110,095)	(109,051)
Treasury stock at cost, 3,645,850 shares as of September 24, 2004 and June 25, 2004	(34,350)	(34,350)

Shareholders’ equity	207,862	208,262

Total liabilities and shareholders’ equity	$261,821	$266,885

See independent accountants’ review report and notes to condensed consolidated financial statements.

C-COR Incorporated

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended
	September 24, 2004	September 26, 2003
Net sales:
Products	$44,811	$46,557
Services	17,288	10,210

Total net sales	62,099	56,767

Cost of sales:
Products	27,258	28,232
Services	13,162	8,514

Total cost of sales	40,420	36,746

Gross margin	21,679	20,021

Operating expenses:
Selling and administrative	11,951	9,204
Research and product development	7,330	5,242
Amortization of intangibles	1,146	550
Acquired in-process technology charge	1,850	—

Total operating expenses	22,277	14,996

Income (loss) from operations	(598)	5,025
Other income (expense), net:
Interest expense	(19)	(21)
Investment income	299	94
Foreign exchange gain (loss)	(257)	109
Other income, net	49	32

Income (loss) before income taxes	(526)	5,239
Income tax expense	518	411

Net income (loss)	$(1,044)	$4,828

Net income (loss) per share:
Basic	$(0.02)	$0.13
Diluted	$(0.02)	$0.13
Weighted average common shares and common share equivalents:
Basic	43,034	36,557
Diluted	43,034	37,005

See independent accountants’ review report and notes to condensed consolidated financial statements.

C-COR Incorporated

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Thirteen Weeks Ended
	September 24, 2004	September 26, 2003
Operating Activities:
Net income (loss)	$(1,044)	$4,828
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,999	2,972
Acquired in-process technology charge	1,850	—
Other, net	25	24
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(5,501)	(1,872)
Inventories	2,972	3,918
Accounts payable	(3,742)	(2,164)
Accrued liabilities	(4,582)	(2,604)
Deferred income tax	(9)	(6)
Other	(625)	1,389

Net cash provided by (used in) operating activities	(7,657)	6,485

Investing Activities:
Purchase of property, plant, and equipment	(1,218)	(471)
Proceeds from the sale of marketable securities	8,796	—
Purchase of marketable securities	(3,892)	—
Acquisitions, net of cash acquired	(26,058)	—

Net cash used in investing activities	(22,372)	(471)

Financing Activities:
Payment of debt and capital lease obligations	(41)	(47)
Proceeds from issuance of common stock to employee stock purchase plan	29	156
Proceeds from exercise of stock options and stock warrants	135	1

Net cash provided by financing activities	123	110

Effect of exchange rate changes on cash	82	244

Increase (decrease) in cash and cash equivalents	(29,824)	6,368
Cash and cash equivalents at beginning of period	63,791	22,609

Cash and cash equivalents at end of period	$33,967	$28,977

Supplemental cash flow information:
Non-cash investing and financing activities
Fair value adjustment of available-for-sale securities	$62	$3

See independent accountants’ review report and notes to condensed consolidated financial statements

C-COR Incorporated

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands except per share data)

(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and, in the opinion of management, contain all adjustments (consisting only of normal, recurring adjustments except as noted) necessary to fairly present C-COR Incorporated’s (the Company) consolidated financial position as of September 24, 2004 and the consolidated results of operations for the thirteen-week periods ended September 24, 2004 and September 26, 2003. Operating results for the thirteen-week period ended September 24, 2004 are not necessarily indicative of the results that may be expected for the year ending June 24, 2005, due to the cyclical nature of the industry in which the Company operates, timing of recognizing revenues from the sale of certain operational support software systems, fluctuations in currencies related to intercompany foreign currency transactions where settlement is anticipated, and changes in overall conditions that could affect the carrying value of the Company’s assets and liabilities. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the fiscal year ended June 25, 2004 (fiscal year 2004).

2.	DESCRIPTION OF BUSINESS

The Company designs, manufactures, and markets network distribution and transmission products and provides services and operational support systems to operators of both advanced hybrid fiber coax broadband networks and the emerging packet-based, on-demand, all digital multimedia networks of the future. The Company operates in three industry segments: Broadband Communications Products, Broadband Network Services, and Broadband Management Solutions.

The Broadband Communications Products segment is responsible for the development, management, production, support, and sales of digital video transport, fiber optic, radio frequency, and fiber-to-the-premises equipment for hybrid fiber coax networks as well as the Company’s new optical packet-ring technology solution for the all-digital networks of the future. The Broadband Network Services segment provides outsourced technical services, including network engineering and design, construction, activation, optimization, certification, maintenance, and operations. The Broadband Management Solutions segment is responsible for the development, integration, management, implementation, support, and sale of operations support systems (OSS) solutions to operate and manage reliable, high-quality multi-service networks.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A detailed description of the Company’s significant accounting policies is set forth in the Notes to Consolidated Financial Statements of the Company’s Form 10-K for fiscal year 2004.

Marketable Securities

Marketable securities at September 24, 2004 and June 25, 2004 consisted of corporate obligations, municipal securities, collateralized mortgage obligations, asset-backed securities, mutual funds, equity securities, and certificates of deposit. The Company classifies its marketable securities portfolios as either available-for-sale or trading, and records them at fair value. For the Company’s available-for-sale securities, unrealized holding gains and losses are excluded from the statement of operations and are recorded directly to shareholders’ equity in accumulated other comprehensive income (loss), net of related deferred income taxes, if applicable. For the Company’s trading securities, unrealized holding gains and losses are included in the statement of operations in the period they arise. The Company classifies marketable securities that are available for current operations as a current asset. Marketable securities which are classified as non-current assets represent investments that are available to fund certain long-term liabilities.

The Company periodically reviews its investment securities classified as available-for-sale for potential impairment and records impairment in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” This includes a review of the fair value of each investment security in relation to its book value, the current grade of the security, and other significant events. Based on management’s review, no investment securities were determined to be other than temporarily impaired, and as a result no impairment charges were recorded during the thirteen-week period ended September 24, 2004. There were no securities as of September 24, 2004 in an unrealized-loss position for twelve or more months.

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

	Thirteen Weeks Ended
	September 24, 2004	September 26, 2003
Net income (loss)	$(1,044)	$4,828
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects if applicable	—	131
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects if applicable	(1,271)	(1,779)

Pro forma net income (loss)	$(2,315)	$$3,180

Net income (loss) per share:
Basic – as reported	$(0.02)	$0.13
Basic – pro forma	$(0.05)	$0.09
Diluted – as reported	$(0.02)	$0.13
Diluted – pro forma	$(0.05)	$0.09

4.	BUSINESS COMBINATIONS

During the thirteen-week period ended September 24, 2004, the Company completed two acquisitions:

On July 16, 2004, the Company acquired all the outstanding securities of Stargus, Inc. (Stargus), a privately held company headquartered in Andover, Massachusetts. Stargus is a provider of comprehensive network and service management solutions for cable broadband operators. Stargus became part of the Company’s Broadband Management Solutions segment. The purchase price for the acquisition was $17,134, consisting of a cash payment of $17,000, subject to certain adjustments, and direct transaction costs of $134.

On September 3, 2004, the Company acquired certain assets and liabilities of Optinel Systems, Inc. (Optinel), a privately held company located in Elkridge, Maryland. Optinel is a provider of optical Ethernet transport solutions for residential and business services. Optinel became part of the Company’s Broadband Communications Products segment. The purchase price for the acquisition was $9,571 million, consisting of a cash payment of $9,500, subject to certain adjustments, and direct transaction costs of $71. Additional cash payments of up to $6,000 are required to be made to Optinel shareholders if certain sales objectives are achieved within thirteen months from the date of acquisition. Upon satisfaction of the contingency, the additional consideration will be recorded as additional cost of the acquisition and recorded as goodwill.

The acquisitions resulted in additional goodwill of $19,712, consisting of $16,130 related to Stargus and $3,582 related to Optinel. The goodwill related to the Optinel acquisition is expected to be deductible for tax purposes. None of the goodwill related to the Stargus acquisition is expected to be deductible for tax purposes; however, the Company acquired the historical net operating losses and unused general business credits of Stargus, subject to certain limitations.

Intangible assets acquired in the acquisitions included $3,500 for completed technology and $360 for customer relationships, which are being amortized over their useful lives of three to five years. In addition, one of the acquired intangible assets was in-process research and development, representing research and development projects that were commenced but not yet completed at the date of the acquisition, and which if unsuccessful, have no alternative future use in the Company’s research and development activities or otherwise. The fair value allocated to in-process research and development as of the acquisition date was $1,850 based on a third-party valuation. The amount allocated to in-process research and development was charged to expense in the condensed consolidated statement of operations for the thirteen-week period ended September 24, 2004.

The acquisitions have been accounted for as purchases and, accordingly, the results of operations have been included in the consolidated financial statements since their respective dates of acquisition. On an unaudited pro forma basis, the effects of the acquisitions were not significant to the Company’s results of operations.

5.	RESTRUCTURING COSTS

Restructuring costs relate principally to employee severance and termination benefits and lease commitment costs resulting from the closure of facilities and workforce reductions attributable to the Company’s efforts to reduce costs during prior fiscal years.

The following table provides detail on the activity and remaining restructuring accrual balance by category as of September 24, 2004.

	Restructuring Accrual at June 25, 2004	Net Cash Paid	Restructuring Accrual at September 24, 2004
Employee severance and termination benefits	$39	$(5)	$34
Contractual obligations and other	92	(46)	46

Total	$131	$(51)	$80

Amounts accrued as of September 24, 2004, for both employee severance and termination benefits and contractual obligations will be paid out as of December 2004.

6.	INVENTORIES

Inventories include material, labor and overhead and are stated at the lower of cost or market. Cost is determined on the first-in, first-out method. Inventories as of September 24, 2004 and June 25, 2004 consisted of the following:

	September 24, 2004	June 25, 2004
Finished goods	$9,839	$8,761
Work-in-process	3,980	3,806
Raw materials	9,914	13,113

Total inventories	$23,733	$25,680

7.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill was $58,071 and $38,312 as of September 24, 2004 and June 25, 2004, respectively. As of September 24, 2004 and June 25, 2004, goodwill was allocated by segment as follows:

	September 24, 2004	June 25, 2004
Broadband Communications Products:
United States	$15,818	$12,160
Europe	6,898	6,839
Asia	897	875

	23,613	19,874
Broadband Management Solutions:
United States	27,242	11,221
Asia	239	240

	27,481	11,461
Broadband Network Services:
United States	6,977	6,977

Total	$58,071	$38,312

During the thirteen-week period ended September 24, 2004, goodwill increased $19,759, of which, $19,678 related to acquisitions and $81 related to fluctuations in foreign currency exchange rates used to translate the goodwill related to foreign subsidiaries at the balance sheet date.

Other intangible assets as of September 24, 2004 and June 25, 2004 consisted of the following:

	September 24, 2004	June 25, 2004
Cost of intangibles:
Purchased technology	$14,100	$10,600
Customer relationships	3,510	3,150
Covenants not-to-compete	860	860
Patents and trademarks	1,200	1,200

	19,670	15,810

Less accumulated amortization:
Purchased technology	(2,776)	(2,069)
Customer relationships	(2,054)	(1,779)
Covenants not-to-compete	(175)	(43)
Patents and trademarks	(1,200)	(1,167)

	(6,205)	(5,058)

	$13,465	$10,752

8.	FINANCING AGREEMENT

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

As security for the financing agreement, the Company has pledged the following collateral: trade accounts receivable, inventory, general intangibles, real estate, equipment, life insurance policies, and a portion of the stock of a wholly owned foreign subsidiary. The financing agreement contains a number of restrictive covenants, including covenants limiting incurrence of subordinated debt, disposal of collateral, and the payment of dividends (except stock dividends). The financing agreement does not contain any financial covenants.

The financing agreement is committed through November 6, 2004. Borrowings under the financing agreement bear interest at an applicable bank rate or LIBOR plus two and three-quarters percent (2.75%) per annum, payable monthly. The financing agreement required the payment of a facility fee of $150 at execution of the agreement, and requires a fee on the unused commitment of 0.375% per annum payable monthly and an administrative fee of $36 per annum. As of September 24, 2004, the Company had no borrowings outstanding under the financing agreement and letters of credit had been issued for $2,200 related to facility lease obligations and requirements under the Company’s workers compensation policies. Based upon the eligible borrowing base at September 24, 2004, available borrowings under the financing agreement were $5,755.

As a condition to closing on the financing agreement, the Company terminated its prior credit agreement with a bank, except that the Company continues to maintain letters of credit provided by the bank related to the Company’s workers compensation program, customer obligations, and equipment lease obligations. As of September 24, 2004, the aggregate amount of the letters of credit was $1,110. A cash compensating balance of $1,132 is maintained to secure the letters of credit, which has been classified as a current asset, as the terms for the letters of credit expire in less than one year.

The Company has issued a notice terminating the financing agreement effective November 8, 2004 and is negotiating a replacement facility with another commercial lender. The replacement facility would be in the amount of $10,000 to be used solely for the issuance of letters of credit which would be fully cash collateralized at the time of issuance. The Company anticipates signing the replacement facility during the second quarter of fiscal year 2005.

9.	ACCRUED LIABILITIES

Accrued liabilities as of September 24, 2004 and June 25, 2004 consisted of the following:

	September 24, 2004	June 25, 2004
Accrued incentive plan expense	$—	$2,392
Accrued vacation expense	3,055	2,920
Accrued salary expense	2,133	3,090
Accrued benefits and sales tax expense	1,590	880
Accrued warranty expense	9,196	10,065
Accrued workers’ compensation expense	451	524
Accrued restructuring costs	80	131
Accrued income taxes payable	3,473	3,630
Deferred revenue	1,609	2,143
Accrued other	7,283	5,499

	$28,870	$31,274

10.	NET INCOME (LOSS) PER SHARE

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

	Thirteen Weeks Ended
	September 24, 2004	September 26, 2003
Net income (loss)	$(1,044)	$4,828

Weighted average common shares outstanding	43,034	36,557
Common share equivalents	—	448

Weighted average common shares and common share equivalents	43,034	37,005

Net income (loss) per share:
Basic	$(0.02)	$0.13
Diluted	$(0.02)	$0.13

For the thirteen-week periods ended September 24, 2004 and September 26, 2003, stock options and warrants representing 5,442 and 5,155 common shares, respectively, were excluded from the diluted net income (loss) per share calculation because they were antidilutive.

11.	COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive income, net of tax if applicable, are as follows:

	September 24, 2004	June 25, 2003
Unrealized loss on marketable securities	$(100)	$(162)
Foreign currency translation gain	5,552	5,175

Accumulated other comprehensive income	$5,452	$5,013

The components of comprehensive income (loss) for the thirteen-week week periods ended September 24, 2004 and September 26, 2003 are as follows:

	Thirteen Weeks Ended
	September 24, 2004	September 26, 2003
Net income (loss)	$(1,044)	$4,828
Other comprehensive income:
Unrealized gain on marketable securities	62	3
Foreign currency translation gain	377	243

Other comprehensive income	439	246

Comprehensive income (loss)	$(605)	$5,074

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

The Company estimates income taxes for each of the jurisdictions in which it operates. This involves estimating the Company’s actual current income tax payable and assessing temporary differences resulting from differing treatment of items, such as reserves and accruals, for tax and accounting purposes. Earnings of foreign operations are reinvested in the business and no provision for domestic income tax or foreign withholding tax is made on such earnings until distributed. Deferred taxes arise due to temporary differences in the bases of assets and liabilities and from net operating losses and tax credit carryforwards. In general, deferred tax assets represent future tax benefits to be received when certain expenses previously recognized in the Company’s statement of operations become deductible expenses under applicable income tax laws or net operating loss or tax credit carryforwards are utilized. Accordingly, realization of deferred tax assets is dependent on future taxable income against which these deductions, net operating losses and tax credits can be utilized. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Historical operating losses, scheduled reversals of deferred tax liabilities, projected future taxable income and tax planning strategies are considered in making this assessment.

Management concluded during the third quarter of fiscal year 2003 that a valuation allowance against net deferred tax assets was appropriate, primarily as a result of the cumulative losses during fiscal years 2001, 2002 and 2003 and recorded a valuation allowance as of that date. As of September 24, 2004, a valuation allowance on the net deferred tax assets has been recorded, except in foreign jurisdictions where the Company is profitable. In addition, the Company expects to provide a valuation allowance on any net deferred tax assets until the Company can sustain a level of profitability that demonstrates its ability to utilize these assets. Income tax expense for the thirteen-week period ended September 24, 2004 includes current taxes paid or payable in certain foreign jurisdictions.

13.	GUARANTEES

As of September 24, 2004, the Company did not have any outstanding guarantees, except for product warranties. The Company warrants its products against defects in materials and workmanship, generally for two-to-five years, depending upon product lines and geographic regions. A provision for estimated future costs related to warranty activities is recorded when the product is shipped, based upon historical experience of product failure rates and historical costs incurred in correcting product failures. In addition, from time to time, the recorded amount is adjusted for specifically identified warranty exposures where unforeseen technical problems arise.

Changes in the Company’s warranty liability during the thirteen week period ended September 24, 2004 are as follows:

Balance as of June 25, 2004	$10,065
Warranties issued during the period	509
Fair value of warranty liability acquired in acquisition	35
Settlements made during the period	(562)
Changes in the liability for pre-existing warranties during the period	(851)

Balance as of September 24, 2004	$9,196

14.	SEGMENT INFORMATION

The Company operates in three industry segments: Broadband Communication Products, Broadband Network Services, and Broadband Management Solutions. Due to changes in the structure of the Company’s internal organizations affecting the composition of its reportable segments, the Company has restated the segment information for the thirteen-week week period ended September 26, 2003, to conform to the current year presentation.

The “management approach” required under SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” has been used to present the following segment information. This approach is based upon the way the management of the Company organizes segments within an enterprise for making operating decisions and assessing performance.

The following costs and asset categories are not allocated to segments, and are reflected in the table as “unallocated items”:

•	Corporate selling, general and administrative expenses, and technology oversight functions;

•	Restructuring costs;

•	Acquired in-process technology charges;

•	Income tax expense (benefit); and

•	Identifiable assets of cash and cash equivalents, marketable securities and other short-term investments, and certain other long-term corporate assets.

Information about industry segments for the thirteen-week periods ended September 24, 2004 and September 26, 2003 is as follows:

	Broadband Communications Products	Broadband Network Services	Broadband Management Solutions	Unallocated	Total
13 week period ended September 24, 2004
Net sales	$44,811	$15,197	$2,091	$—	$62,099
Depreciation and amortization	2,002	130	451	416	2,999
Income (loss) from operations	9,649	2,607	(2,010)	(10,844)	(598)
Income tax expense	—	—	—	518	518
Identifiable assets at September 24, 2004	100,598	42,708	31,815	86,700	261,821
Capital expenditures	725	45	157	291	1,218
13 week period ended September 26, 2003
Net sales	$46,557	$9,927	$283	$—	$56,767
Depreciation and amortization	1,729	168	83	992	2,972
Income (loss) from operations	12,999	1,233	(1,704)	(7,503)	5,025
Income tax expense	—	—	—	411	411
Identifiable assets at September 26, 2003	80,063	25,644	3,252	34,331	143,290
Capital expenditures	238	40	6	187	471

The Company and its subsidiaries operate in various geographic areas. The table below presents the Company’s operations in the following geographic areas:

	Thirteen Weeks Ended
	September 24, 2004	September 26, 2003
Sales:
United States	$39,100	$42,639
Europe	14,635	6,330
Asia	3,746	5,444
Canada	668	1,238
Latin America	3,950	1,116

Total	$62,099	$56,767

Property, plant, and equipment, net by geographic region is as follows:

	September 24, 2004	September 26, 2003
United States	$18,741	$21,147
Europe	600	728
Other	726	592

Total	$20,067	$22,467

15.	SUBSEQUENT EVENT

On October 20, 2004, the Company announced that it has entered into an agreement to acquire the business of nCUBE Corporation (nCUBE), a privately held company headquartered in Beaverton, Oregon. nCUBE is a worldwide provider of On Demand media and digital advertising systems. The acquisition is expected to close in the second or third quarter of the Company’s fiscal year 2005. Upon the completion of the purchase, nCUBE will become part of the Company’s Broadband Management Solutions segment. Consideration for the acquisition consists of 4,500 shares of the Company’s common stock, $35,000 of the Company’s senior unsecured 5-year convertible notes, $20,000 in cash, and the assumption of certain liabilities. The aggregate purchase consideration will be partially based upon the Company’s common stock price on the date of closing on the acquisition. Based upon the closing price of the Company’s common stock on October 20, 2004, the aggregate purchase consideration would be approximately $89,500. The consideration is subject to certain adjustments at closing. As part of the acquisition, the Company anticipates using a third-party appraisal firm to perform a valuation of identifiable intangible assets, including in-process research and development that was commenced but is not expected to be completed at the date of acquisition, and which if unsuccessful, would have no alternative use to the Company. The fair value (if any) ascribed to in-process research and development will be charged to expense in the quarter that the acquisition closes. The fair value ascribed to other identifiable intangibles could result in higher amortization expense in future periods, in amounts unknown at this time. Any excess of the purchase price and related costs over the fair value of the acquired net assets will be recorded as goodwill.

16.	COMMITMENT AND CONTINGENCIES

During the first quarter of fiscal year 2005, the Company identified commissions paid for business development efforts in certain foreign countries and began an investigation into the nature of the payments to determine if there were any violations of law related to the payments or any other such payments. The Company has completed a review of commissions paid for business development efforts in certain foreign countries and has determined that there is no evidence of violations of law related to these payments.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion addresses the financial condition of C-COR Incorporated as of September 24, 2004, and the results of our operations for the thirteen-week period ended September 24, 2004, compared with the same period of the prior fiscal year. This discussion should be read in conjunction with the Management’s Discussion and Analysis section for the fiscal year ended June 25, 2004, included in the Company’s Annual Report on Form 10-K.

Disclosure Regarding Forward-Looking Statements

Some of the information presented in this report contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, among others, our ability to develop and expand our product offerings, our continued investment in research and product development, fluctuations in network upgrade activity and the level of future network upgrade activity, the trend toward more fiber in the network, fluctuations in the global demand for our products, services and software, potential charges resulting from start-up and integration costs associated with acquisitions, our anticipated switch in the future to the percentage of completion method of accounting for certain software arrangements, anticipated software sales and associated gross margins in future quarters, the effect of revenue levels in general, sales mix, competitive pricing, the timing of new product introductions and the timing of deployments of our operational support software systems on our future overall gross margin, our expectation to maintain valuation allowances related to net tax benefits arising from temporary differences and operating loss carryforwards, our intention to continue our initiatives to achieve cost-effective operations, including the possibility of undertaking additional restructuring initiatives, the anticipation of receiving additional funds held in escrow, pending certain contingencies, related to the sale of our trade claims against Adelphia Communications (Adelphia) and affiliates, and statements relating to our business strategy. Forward-looking statements represent our judgment regarding future events. Although we believe we have a reasonable basis for these forward-looking statements, we cannot guarantee their accuracy and actual results may differ materially from those anticipated due to a number of known and unknown uncertainties. Factors that could cause actual results to differ from expectations include, among others, capital spending patterns of the communications industry, our ability to develop new and enhanced products, continued industry consolidation, the development of competing technologies, changes in the credit profiles of major customers that would lead us to restrict new product shipments or record an increase in the allowance for doubtful accounts, timing of recognizing software revenues, changes in our sales mix, the effect of competitive pricing, the success of our initiatives to achieve cost-effective operations, our ability to integrate in our operations, the operations of Stargus, Optinel, and the pending acquisition of nCUBE Corporation, and our ability to achieve our strategic objectives. For additional information concerning these and other important factors that may cause our actual results to differ materially from expectations and underlying assumptions, please refer to the reports filed by us with the Securities and Exchange Commission.

Business Overview

We design, manufacture, and market network distribution and transmission products and provide services and operational support systems to operators of both advanced hybrid fiber coax broadband networks and the emerging packet-based, on-demand, all digital multimedia networks. We operate in three industry segments: Broadband Communications Products, Broadband Network Services, and Broadband Management Solutions.

Our Broadband Communications Products segment is responsible for research, development, management, production, support, and sales of digital video transport, fiber optic, radio frequency, and fiber-to-the-premises equipment for hybrid fiber coax networks as well as the Company’s new optical packet-ring technology solution for all-digital networks.

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

Net sales in the thirteen week period ended September 24, 2004 were $62.1 million, an increase of 9% over the $56.8 million recorded in the same period a year earlier, reflecting higher revenues from the sales of technical services being provided to Adelphia Communications (Adelphia) and increased software revenues during the period, which were partially offset by lower sales of fiber optic equipment. Our largest customers during the quarter were Adelphia and Time Warner Cable, accounting for 20% and 14%, respectively, of net sales. Bookings were $53.1 million for a book-to-bill ratio of .86, resulting from lower new orders for products and technical services during the quarter. Both selling and administrative expense and research and product development expense increased during the quarter, primarily as a result of acquisitions.

Since the beginning of calendar 2004, we have completed four acquisitions, including the completion of two acquisitions in the first quarter of fiscal year 2005, described below. We have also agreed to a significant acquisition that we expect to complete in the second or third quarter of fiscal year 2005. These acquisitions further our strategic plan to provide products, services and software solutions to support the anticipated migration of today’s hybrid fiber coax networks to networks based on all-digital, Internet Protocol (IP) packet technology. Our acquisitions have significantly increased our goodwill and other intangible assets. At September 24, 2004, we had recorded $58.1 million of goodwill and $13.5 million of other intangible assets. At this time, we are unable to determine the amount of additional goodwill and other intangible assets that will be added related to the pending acquisition of nCUBE, but believe it will be substantial. The increase in other intangible assets will increase amortization expense in future periods. While goodwill is no longer amortized, we are required to assess whether goodwill is impaired at least annually and more frequently if circumstances warrant. Any impairment of goodwill could result in a substantial charge to earnings, which would have a material adverse effect on our results of operation and financial position in the period in which such impairment is recorded.

Business Combinations

On July 16, 2004, we acquired all the outstanding securities of Stargus, Inc. (Stargus), a privately held company headquartered in Andover, Massachusetts. Stargus is a provider of comprehensive network and service management solutions for cable broadband operators. Stargus became part of the Company’s Broadband Management Solutions segment. The purchase price for the acquisition was $17.1 million, consisting of a cash payment of $17.0 million and direct transaction costs of approximately $134,000, subject to certain adjustments.

On September 3, 2004, we acquired certain assets and liabilities of Optinel Systems, Inc. (Optinel), a privately held company located in Elkridge, Maryland. Optinel is a provider of optical Ethernet transport solutions for residential and business services. Optinel became part of the Company’s Broadband Communications Products segment. The purchase price for the acquisition was $9.6 million, consisting of a cash payment of $9.5 million and direct transaction costs of approximately $71,000, subject to certain adjustments. Additional cash payments of up to $6.0 million are required to be made to Optinel shareholders if certain sales objectives are achieved within thirteen months from the date of acquisition. Upon satisfaction of the contingency, the additional consideration will be recorded as additional cost of the acquisition and recorded as goodwill.

The acquisitions resulted in additional goodwill and other identifiable intangible assets being recorded during the quarter. We used a third-party appraisal firm to perform a valuation of identifiable intangible assets, including in-process research and development that was commenced but not yet completed at the date of these acquisitions, and which if unsuccessful, would have no alternative use. The fair value ascribed to in-process research and development related to both acquisitions was $1.9 million, which was recorded as an acquired in-process technology charge in the condensed consolidated statement of operations during the thirteen-week period ended September 24, 2004. The fair values ascribed to other identifiable intangibles related to both acquisitions were $360,000 for customer relationships and $3.5 million for completed technology, which are being amortized over their useful lives of three to five years. The excess of the purchase price and related costs over the fair value of the acquired net assets of the businesses resulted in additional goodwill of $19.7 million being recorded during the quarter.

Subsequent Event

On October 20, 2004, we announced we had entered into an agreement to acquire the business of nCUBE Corporation (nCUBE), a privately held company headquartered in Beaverton, Oregon. nCUBE is a worldwide provider of On Demand media and digital advertising systems. The acquisition is expected to close in the second or third quarter of our fiscal year 2005. Upon the completion of the purchase, nCUBE will become part of our Broadband Management Solutions segment. Consideration for the acquisition consists of 4.5 million shares of the Company’s common stock, $35.0 million of the Company’s senior unsecured 5-year convertible notes, $20.0 million in cash, and the assumption of certain liabilities. The aggregate purchase consideration will be partially based upon the Company’s common stock price on the date of closing on the acquisition. Based upon the closing price of our common stock on October 20, 2004, the aggregate purchase consideration would be approximately $89.5 million. The consideration is subject to certain adjustments at closing. As part of the acquisition, we anticipate using a third-party appraisal firm to perform a valuation of identifiable intangible assets, including in-process research and development that was commenced but not expected to be completed at the date of acquisition, and which if unsuccessful, would have no alternative use to the Company. The fair value (if any) ascribed to in-process research and development will be charged to expense in the quarter that the acquisition closes. The fair value ascribed to other identifiable intangibles could result in higher amortization expense in future periods, in amounts unknown at this time. Any excess of the purchase price and related costs over the fair value of the acquired net assets will be recorded as goodwill.

Results of Operations

The following table contains information regarding the percentage of net sales of our condensed consolidated statements of operations for the thirteen-week periods ended September 24, 2004 and September 26, 2003.

	Percentages of Net Sales
	Thirteen Weeks Ended
	September 24, 2004	September 26, 2003
Net sales:
Products	72.2%	82.0%
Services	27.8	18.0

Total net sales	100.0	100.0

Cost of sales:
Products	43.9	49.7
Services	21.2	15.0

Total cost of sales	65.1	64.7

Gross margin	34.9	35.3

Operating expenses:
Selling and administrative	19.2	16.2
Research and product development	11.8	9.2
Amortization of other intangibles	1.9	1.0
Acquired in-process technology charge	3.0	0.0

Total operating expenses	35.9	26.4

Income (loss) from operations	(1.0)	8.9

Interest expense	0.0	0.0
Investment income	0.5	0.1
Foreign exchange gain (loss)	(0.4)	0.2
Other income, net	0.0	0.0

Income (loss) before income taxes	(0.9)	9.2
Income tax expense	0.8	0.7

Net income (loss)	(1.7)%	8.5%

The table below sets forth our net sales for the thirteen-week periods ended September 24, 2004 and September 26, 2003, for each of our reportable segments.

	Thirteen Weeks Ended
	September 24, 2004		Change from Prior Year	September 26, 2003
Operating Segment	Net Sales	%	%	Net Sales	%
	(in millions of dollars)
Broadband Communications Products	$44.8	72	(4)	$46.6	82
Broadband Network Services	15.2	25	53	9.9	17
Broadband Management Solutions	2.1	3	639	3	1

	$62.1	100	9	$56.8	100

The table below sets forth our net sales for the thirteen-week periods ended September 24, 2004 and September 26, 2003, by geographic region.

	Thirteen Weeks Ended
	September 24, 2004		Change from Prior Year	September 26, 2003
Geographic Region	Net Sales	%	%	Net Sales	%
	(in millions of dollars)
United States	$39.1	63	(8)	$42.6	75
Europe	14.6	24	132	6.3	11
Asia	3.7	6	(33)	5.5	10
Canada	.7	1	(46)	1.3	2
Latin America	4.0	6	264	1.1	2

Consolidated	$62.1	100	9	$56.8	100

Net Sales. The increase in consolidated net sales for the thirteen-week period ended September 24, 2004, resulted from increased technical services revenue related to upgrade spending by Adelphia, and increased software license and maintenance revenues for operational support systems software solutions.

The decrease in Broadband Communications Products segment sales during the thirteen-week period ended September 24, 2004, was primarily driven by reduced capital spending by Adelphia. Sales of radio frequency amplifiers increased 11%, to $27.1 million for the thirteen-week period ended September 24, 2004, compared to $24.4 million for the same period of the prior year. Optical product sales decreased 23%, to $17.1 million for the thirteen-week period ended September 24, 2004, compared to $22.2 million for the same period of the prior year. Shifts in product mix resulted from new build and upgrade requirements, which depend on the network architecture deployed by our customers. We anticipate sales of Broadband Communications Products will be flat to slightly lower in the second quarter of fiscal year 2005.

The increase in Broadband Network Services segment sales during the thirteen-week period ended September 24, 2004 resulted from increased spending by Adelphia on technical services, primarily related to our outside plant technical services operations, which include system sweep, reverse path activation, ingress mitigation, node certification, and system maintenance. We believe sales of technical services peaked during the quarter, and expect Broadband Network Services sales to be somewhat lower in the second quarter of fiscal year 2005.

The increase in Broadband Management Solutions segment sales during the thirteen-week period ended September 24, 2004, was a result of revenues associated with software maintenance and additional licenses for network, and service assurance software projects during the quarter. Our software revenue during the thirteen-week period ended September 24, 2004, was primarily recognized using the completed-contract method of accounting. For new mobile workforce software contracts entered into in fiscal year 2005, we are switching to the percentage of completion method of accounting, due to our ability to reasonably estimate contract costs at the inception of the contracts, which will begin in the second quarter of fiscal year 2005.

Domestic sales decreased during the thirteen-week period ended September 24, 2004 mainly as a result of lower product shipments to Adelphia , which was partially offset by increased spending for technical services by Adelphia, and Broadband Management Solutions segment increased software maintenance and license fee sales.

International sales increased during the thirteen-week period ended September 24, 2004, primarily in Europe and Latin America. We believe growth in capital spending in European markets will continue to be driven by increased competition for enhanced broadband services, such as high speed Internet, voice-over-IP (VoIP), digital video, and on-demand video services, requiring telecommunication providers to upgrade their networks to support these enhanced services. Our international sales are primarily Broadband Communications Products segment sales and we expect demand for our products in international markets will continue to be highly variable. The international markets represent distinct markets in which capital spending decisions for network equipment can be affected by a variety of factors, including access to financing and general economic conditions.

The table below sets forth our backlog by industry segment as of September 24, 2004, compared to June 25, 2004:

	Thirteen-weeks Ended
Operating Segment	September 24, 2004 Backlog	%	Change %	June 25, 2004 Backlog	%
	(In millions of dollars)
Broadband Communications Products	$19.3	37	(29)	$27.1	45
Broadband Network Services	28.9	56	(7)	31.1	51
Broadband Management Solutions	3.8	7	46	2.6	4

Consolidated	$52.0	100	(14)	$60.8	100

At September 24, 2004, our backlog for Broadband Communications Products decreased due to lower bookings from both domestic and international customers during the period. Our backlog in Broadband Network Services decreased due to reduced bookings of system upgrade work, primarily from Adelphia, during the period. The increase in backlog for Broadband Management Solutions resulted from both domestic and international software license and maintenance bookings during the quarter, as well as backlog acquired as part of an acquisition. The Company includes in backlog customer orders that are anticipated to result in revenue being recognized over the next twelve months. The majority of orders in backlog for Broadband Communications Products will result in revenue over the next six months while orders in backlog of the other two segments typically include a portion that will result in revenue over the latter part of the twelve month period.

We make management decisions based on our backlog, including hiring of personnel, purchasing of materials, and other matters that may increase our production capabilities and costs. Cancellations, delays or reductions of orders could adversely affect our results of operations and financial condition.

Gross Margin. The following table sets forth our gross margins by operating segment during the thirteen-week period ended September 24, 2004, compared to the same period of the prior year.

	Thirteen-weeks Ended
Operating Segment	September 24, 2004 Gross Margin %	Change Points	September 26, 2003 Gross Margin %
Broadband Communications Products	39.2	(0.2)	39.4
Broadband Network Services	20.6	1.3	19.3
Broadband Management Solutions	47.9	125.3	(77.4)

Consolidated	34.9	(0.4)	35.3

Our gross margin decreased slightly during the thirteen-week period ended September 24, 2004, primarily as a result of decreased gross margins in our Broadband Communications Products segment and changes in the revenue mix. Gross margin for our Broadband Communications Products segment declined during the thirteen-week period ended September 24, 2004, due to lower sales volume resulting in under absorbed fixed manufacturing costs, which were partially offset by lower warranty costs and the sale of inventory that was previously fully reserved, resulting from unanticipated demand for certain products that consumed inventory previously identified as obsolete. The increase in Broadband Network Services segment gross margin was due primarily to increased volume levels and labor and overhead efficiencies. Broadband Management Solutions segment gross margin increased as a result of higher revenue. We anticipate that our future gross margins in all of our business segments will continue to be affected by many factors, including revenue levels in general, sales mix, competitive pricing pressures, the timing of new product introductions and the timing of deployments for certain of our operational support software solutions.

Selling and Administrative. Selling and administrative expenses were $12.0 million (19.2% of net sales) for the thirteen-week period ended September 24, 2004, compared to $9.2 million (16.2% of net sales) for the same period of the prior year. Selling and administrative expenses increased during the thirteen-week period ended September 24, 2004 compared to the same period of the prior year, as a result of increases in personnel and administrative expense due to the full quarter impact of the Lantern Communications, Inc. (Lantern) and Alopa Networks, Inc. (Alopa) acquisitions completed in the fourth quarter of fiscal year 2004 and the Stargus and Optinel acquisitions completed during the first quarter of fiscal year 2005. Included as a reduction of selling and administrative expense for the thirteen-week period ended September 26, 2003 was the settlement of a liability related to certain marketing costs for $700,000 less than its accrued value, and the collection of $661,000 in delinquent accounts receivable that were previously reserved for.

Research and Product Development. Research and product development expenses were $7.3 million (11.8% of net sales) for the thirteen-week period ended September 24, 2004, compared to $5.2 million (9.2% of net sales) for the same period of the prior year. Research and product development expenses in the Broadband Communications Products segment were $4.9 million for the thirteen-week period ended September 24, 2004, compared to $4.1 million for the same period of the prior year. The increase was primarily due to higher personnel costs resulting from the acquisitions of Lantern and Optinel acquisitions. Research and product development expenses in the Broadband Management Solutions segment were $2.3 million for the thirteen-week period ended September 24, 2004, compared to $1.0 million for the same period of the prior year. The increase was primarily due to higher personnel costs resulting from the acquisitions of Alopa and Stargus. Other research and product development expenses, not charged to segments, were $183,000 for the thirteen-week period ended September 24, 2004, compared to $138,000 for the same period of the prior year. The increase for the quarter relates to various general operating costs, including increased personnel costs. We believe sustained commitment to product development efforts will be required for us to remain competitive, and anticipate continuing investments in research and product development in future periods related to network distribution and transmission products and operational support software solutions.

Operating Income (Loss) By Segment. Operating income (excluding unallocated items) for the Broadband Communications Products segment was $9.6 million for the thirteen-week period ended September 24, 2004, compared to operating income of $13.0 million for the same period of the prior year. The decrease in operating income for the thirteen-week period ended September 24, 2004 was primarily attributable to a decrease in gross margin associated with lower revenues and higher operating expense, primarily research and development costs, resulting from the recent acquisitions. Operating income (excluding unallocated items) for the Broadband Network Services segment was $2.6 million for the thirteen-week period ended September 24, 2004, compared to operating income of $1.2 million for the same period of the prior year. The increase in operating income for the thirteen-week period resulted primarily from the higher sales volume and gross margin associated with upgrade work with Adelphia during the period. Operating loss (excluding unallocated items) for the Broadband Management Solutions segment was $2.0 million for the thirteen-week period ended September 24, 2004, compared to $1.7 million for the same period of the prior year. Although revenues increased over the same period of the prior year, increased operating expense resulting from acquisitions, primarily research and development costs, contributed to the higher loss in the quarter.

Investment Income. Investment income was $299,000 for the thirteen-week period ended September 24, 2004, compared to $94,000 for the same period of the prior year. The change in investment income results primarily from higher average investment balances during the quarter, compared to the same period a year ago. The higher investment balance primarily relates to proceeds received from our common stock offering in February 2004 and investment of cash provided by operating and other financing activities during fiscal year 2004.

Foreign Exchange Gain (Loss). Foreign exchange loss was $257,000 for the thirteen-week period ended September 24, 2004, compared to a gain of $109,000 for the same period of the prior year. The loss for the thirteen-week period was due to a strengthening of the U.S. dollar against the Euro, and resulted primarily from remeasurement of U.S. dollar denominated liabilities held by our foreign operations.

Income Tax Expense. Income tax expense was $518,000 for the thirteen-week period ended September 24, 2004, compared to income tax expense of $411,000 for the same period of the prior year. Income taxes for the quarter include current taxes paid or payable in certain foreign jurisdictions. The Company has assessed the realizability of its deferred tax assets, giving consideration to historical operating losses, scheduled reversals of deferred tax liabilities, projected future taxable income and tax planning strategies. Management concluded during the third quarter of fiscal year 2003, as a result of the cumulative losses in fiscal years 2001, 2002, and 2003, that a valuation allowance against net deferred tax assets was appropriate and recorded an allowance as of that date. As of September 24, 2004, realization of any future benefit from deductible temporary differences, net operating loss and tax credit carryforwards is uncertain. Therefore, the Company has continued to maintain a valuation allowance for the amount of its net deferred tax assets, except in certain foreign jurisdictions where the Company is profitable. We expect to maintain valuation allowances related to net tax benefits arising from temporary differences and net operating loss and tax credit carryforwards until a level of profitability is sustained that demonstrates it is more likely than not that the Company will be able to realize all or part of the tax benefits represented by the deferred tax assets. In the event that the Company reverses the valuation allowance in the future, reported tax expense subsequent to such action will increase and will likely approximate the statutory rates in the various jurisdictions in which we operate.

Liquidity and Capital Resources

As of September 24, 2004, cash and cash equivalents totaled $34.0 million, down from $63.8 million at June 25, 2004, primarily due to cash used for acquisitions and operating activities during the quarter. Marketable securities decreased to $48.1 million as of September 24, 2004, down from $52.9 million at June 25, 2004. Working capital was $115.1 million at September 24, 2004, compared to $140.7 million at June 25, 2004.

As of September 24, 2004, we had restricted cash of $1.1 million. Our restricted cash represents an arrangement with a bank whereby a cash compensating balance is maintained to secure certain letters of credit issued on behalf of the Company. The total cash compensating balance has been classified as a current asset as of September 24, 2004 as the terms for the letters of credit expire in less than one year. We are entitled to the interest earnings on our restricted cash balance.

Net cash used by operating activities was $7.7 million for the thirteen-week period ended September 24, 2004, compared with net cash provided of $6.5 million for the same period of the prior year. The major elements of the change for the thirteen-week period ended September 24, 2004 include a net loss for the period of $1.0 million, decreased accounts payable and accrued liabilities of $8.3 million and increased billed and unbilled accounts receivables of $5.5 million, which were partially offset by a $3.0 million reduction in inventory. Our unbilled receivables increased $9.4 million during the quarter, primarily related to upgrade contracts with Adelphia, where services have been performed in advance of billing to the customer. For these arrangements, we anticipate billings to occur during the second quarter of fiscal year 2005, and cash collections to extend in to the third quarter of fiscal year 2005.

Net cash used in investing activities was $22.4 million for the thirteen-week period ended September 24, 2004, compared to $471,000 for the same period of the prior year. The cash used in investing activities during the quarter was comprised primarily of $26.1 million of cash used for acquisitions and $1.2 million for the purchase of property, plant and equipment, which were partially offset by $4.9 million of proceeds on the sale of marketable securities.

Net cash provided by financing activities was $123,000 for the thirteen-week period ended September 24, 2004, compared with $110,000 for the same period of the prior year. Cash provided by financing activities during the quarter resulted primarily from proceeds from the exercise of stock options and warrants.

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

As security for the financing agreement, the Company has pledged the following collateral: trade accounts receivable, inventory, general intangibles, real estate, equipment, life insurance policies, and a portion of the stock of a wholly owned foreign subsidiary. The financing agreement contains a number of restrictive covenants, including covenants limiting incurrence of subordinated debt, disposal of collateral, and the payment of dividends (except stock dividends). The financing agreement does not contain any financial covenants.

The financing agreement is committed through November 6, 2004. Borrowings under the financing agreement bear interest at an applicable bank rate or LIBOR plus two and three-quarters percent (2.75%) per annum, payable monthly. The financing agreement required the payment of a facility fee of $150,000 at execution and requires a fee on the unused commitment of 0.375% per annum payable monthly, and an administrative fee of $36,000 per annum. As of September 24, 2004, the Company had no borrowings outstanding on the financing agreement and letters of credit for $2.2 million have been issued related to requirements under our workers’ compensation policies and facility lease obligations. Based upon the eligible borrowing base at September 24, 2004, available borrowings under the financing agreement were $5.8 million.

As a condition to closing on the financing agreement, the Company terminated its prior credit agreement with a bank, except that the Company continues to maintain letters of credit provided by the bank related to our workers’ compensation program, customer obligations, and equipment lease obligations. As of September 24, 2004, the aggregate amount of the letters of credit was $1.1 million. We are required to maintain cash deposits of $1.1 million as collateral for these letters of credit.

The Company has issued a notice terminating the financing agreement effective November 8, 2004 and is negotiating a replacement facility with another commercial lender. The replacement facility would be in the amount of $10.0 million to be used solely for the issuance of letters of credit which would be fully cash collateralized at the time of issuance. The Company anticipates signing the replacement facility during the second quarter of fiscal year 2005.

Working Capital Outlook

Our main source of liquidity is our unrestricted cash on hand and short-term marketable securities. During the second or third quarter of fiscal year 2005, we expect to utilize cash of $20.0 million to acquire nCUBE. In addition, earn out payments related to the Optinel acquisition of up to $6.0 million are required to be made if certain performance targets are met within 13 months of the closing date. As a result of our recent acquisitions, in the short-term, we expect to incur integration and start-up costs during fiscal year 2005. The increase in unbilled receivables at the end of the quarter from our technical service activity will result in an extended cash collection cycle and as such we expect overall to utilize cash from operations during the first half of fiscal year 2005. Going forward, we anticipate moderate growth in our operating expenses as a result of the acquisitions.

Taking into account the cash to be used for the nCUBE acquisition and the potential contingent earn out payments from the Optinel acquisition, we believe remaining cash and cash equivalents balances, and our marketable securities will be adequate to cover our operating cash requirements over the next 12 to 24 months. However, we may find it necessary or desirable to seek financing to support our capital needs and provide funds for additional strategic initiatives including acquiring or investing in complementary business, products, services, or technologies. Accordingly, this may require third party financing or equity-based financing, such as issuance of common stock, preferred stock, or subordinated convertible debt securities and warrants, which would be dilutive to existing shareholders. There are no assurances that third-party financing will be available on acceptable terms.

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

The Company is exposed to foreign currency exchange rate risks inherent in its sales commitments, anticipated sales, and assets and liabilities denominated in currencies other than the United States dollar. We attempt to minimize exposure to currencies by managing our operating activities and net asset positions. As of September 24, 2004, our exposure to foreign currencies related primarily to intercompany foreign currency transactions where settlement is anticipated.

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

(a)	Evaluation of disclosure controls and procedures

Our chief executive officer and our chief financial officer have evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of September 24, 2004, which is the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are sufficient to provide that material information relating to us, including our consolidated subsidiaries, is (a) made known to them by our other employees and the employees of our consolidated subsidiaries, particularly material information related to the period for which this periodic report is being prepared; and (b) recorded, processed, summarized, evaluated, and reported, as applicable, within the time period specified in the rules and forms promulgated by the Securities and Exchange Commission.

(b)	Changes in Internal Controls

There were no changes that occurred during the fiscal quarter ended September 24, 2004 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. During the first quarter of fiscal year 2005, deficiencies in certain of our internal controls for our EuroPacific operations were discovered. While management concluded, after investigation, that such deficiencies were not material, we are in the process of correcting such deficiencies, which process is expected to be completed in the second quarter of fiscal 2005.

PART II. OTHER INFORMATION

Item 6.	Exhibits

The following exhibits are included herein:

(2)(1)	Member Interest Purchase Agreement by and among C-COR Incorporated, Broadband Management Solutions, LLC, nCUBE Corporation and nCUBE Sub, LLC. dated as of October 20, 2004

(15)	Letter re: Unaudited Interim Financial Information.

(31)(1)	Rule 13a-14(a) and 15d-14(a) Certification of Chief Executive Officer

(31)(2)	Rule 13a-14(a) and 15d-14(a) Certification of Chief Financial Officer

(32)(1)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

(32)(2)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

C-COR Incorporated (Registrant)

Date: November 3, 2004	/s/ DAVID A. WOODLE
Chief Executive Officer

Date: November 3, 2004	/s/ WILLIAM T. HANELLY
Chief Financial Officer
(Principal Financial Officer)

Date: November 3, 2004	/s/ JOSEPH E. ZAVACKY
Controller & Assistant Secretary
(Principal Accounting Officer)