Form 10-Q
period 2004-12-24
C-COR INC
filed 2005-02-02
CIK 350621

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the thirteen-week period ended: December 24, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

C-COR Incorporated

(Exact Name of Registrant as Specified in Charter)

Pennsylvania	0-10726	24-0811591
(State or Other Jurisdiction of Incorporation)	(Commission File Number)	(IRS Employer Identification No.)

60 Decibel Road State College, PA	16801
(Address of Principal Executive Offices)	(Zip Code)

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

Common Stock, $.05 Par Value - 47,697,390 shares as of January 21, 2005.

C-COR Incorporated

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

C-COR Incorporated:

We have reviewed the condensed consolidated balance sheet of C-COR Incorporated and subsidiaries as of December 24, 2004, the related condensed consolidated statements of operations for the thirteen-week and twenty-six week periods ended December 24, 2004 and December 26, 2003, and the related condensed consolidated statements of cash flows for the twenty-six week periods ended December 24, 2004 and December 26, 2003. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

/s/ KPMG LLP

Harrisburg, Pennsylvania February 1, 2005

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

C-COR Incorporated

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	December 24, 2004	June 25, 2004
ASSETS
Current assets
Cash and cash equivalents	$23,339	$63,791
Restricted cash	3,074	1,637
Marketable securities	40,709	52,934
Broker receivable for unsettled trades	7,665	—
Accounts receivable, net	52,421	43,785
Unbilled receivables	9,676	3,494
Inventories	21,902	25,680
Other current assets	6,227	4,849

Total current assets	165,013	196,170
Property, plant, and equipment, net	19,789	17,697
Goodwill	58,080	38,312
Other intangible assets, net	12,265	10,752
Deferred taxes	338	754
Other long-term assets	3,932	3,200

Total assets	$259,417	$266,885

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$17,880	$23,571
Accrued liabilities	27,295	31,274
Deferred taxes	396	467
Current portion of long-term debt	154	158

Total current liabilities	45,725	55,470
Long-term debt, less current portion	696	772
Other long-term liabilities	2,880	2,381

Total liabilities	49,301	58,623

Commitments and contingencies
Shareholders’ equity
Preferred stock, no par value; authorized shares of 2,000,000; none issued	—	—
Common stock, $.05 par; authorized shares of 100,000,000; issued shares of 46,806,042 as of December 24, 2004 and 46,662,652 as of June 25, 2004	2,341	2,333
Additional paid-in capital	345,678	344,821
Accumulated other comprehensive income	8,523	5,013
Unearned compensation	(424)	(504)
Accumulated deficit	(111,652)	(109,051)
Treasury stock at cost, 3,645,850 shares as of December 24, 2004 and June 25, 2004	(34,350)	(34,350)

Shareholders’ equity	210,116	208,262

Total liabilities and shareholders’ equity	$259,417	$266,885

See notes to condensed consolidated financial statements.

C-COR Incorporated

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended
	December 24, 2004	December 26, 2003
Net sales:
Products	$41,581	$44,709
Services	16,906	16,821

Total net sales	58,487	61,530

Cost of sales:
Products	23,847	28,040
Services	11,744	10,251

Total cost of sales	35,591	38,291

Gross margin	22,896	23,239

Operating expenses:
Selling and administrative	14,199	9,415
Research and product development	8,600	5,227
Amortization of intangibles	1,200	550
Restructuring charge (recovery)	619	(106)

Total operating expenses	24,618	15,086

Income (loss) from operations	(1,722)	8,153
Other income (expense), net:
Interest expense	(25)	(20)
Investment income	488	216
Foreign exchange gain	265	624
Gain on sale of bankruptcy trade claims	—	21,075
Other income, net	229	40

Income (loss) before income taxes	(765)	30,088
Income tax expense	792	367

Net income (loss)	$(1,557)	$29,721

Net income (loss) per share:
Basic	$(0.04)	$0.81
Diluted	$(0.04)	$0.78
Weighted average common shares and common share equivalents:
Basic	43,128	36,737
Diluted	43,128	38,297

See notes to condensed consolidated financial statements.

C-COR Incorporated

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Twenty-six Weeks Ended
	December 24, 2004	December 26, 2003
Net sales:
Products	$86,392	$91,266
Services	34,194	27,031

Total net sales	120,586	118,297

Cost of sales:
Products	51,105	56,272
Services	24,906	18,765

Total cost of sales	76,011	75,037

Gross margin	44,575	43,260

Operating expenses:
Selling and administrative	26,150	18,619
Research and product development	15,930	10,469
Amortization of intangibles	2,346	1,100
Acquired in-process technology charge	1,850	—
Restructuring charge (recovery)	619	(106)

Total operating expenses	46,895	30,082

Income (loss) from operations	(2,320)	13,178
Other income (expense), net:
Interest expense	(44)	(41)
Investment income	787	310
Foreign exchange gain	8	733
Gain on sale of bankruptcy trade claims	—	21,075
Other income, net	278	72

Income (loss) before income taxes	(1,291)	35,327
Income tax expense	1,310	778

Net income (loss)	$(2,601)	$34,549

Net income (loss) per share:
Basic	$(0.06)	$0.94
Diluted	$(0.06)	$0.92
Weighted average common shares and common share equivalents:
Basic	43,081	36,652
Diluted	43,081	37,651

See notes to condensed consolidated financial statements.

C-COR Incorporated

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Twenty-six Weeks Ended
	December 24, 2004	December 26, 2003
Operating Activities:
Net income (loss)	$(2,601)	$34,549
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5,484	5,949
Acquired in-process technology charge	1,850	—
Other, net	19	(2)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(12,777)	(5,191)
Inventories	5,913	4,975
Accounts payable	(7,090)	(2,479)
Accrued liabilities	(6,033)	(403)
Deferred income tax	365	(218)
Other	(3,088)	1,919

Net cash provided by (used in) operating activities	(17,958)	39,099

Investing Activities:
Purchase of property, plant, and equipment	(2,462)	(851)
Proceeds from the sale of marketable securities	8,796	—
Purchase of marketable securities	(4,167)	—
Acquisitions, net of cash acquired	(26,170)	—

Net cash used in investing activities	(24,003)	(851)

Financing Activities:
Payment of debt and capital lease obligations	(82)	(90)
Proceeds from issuance of common stock to employee stock purchase plan	123	38
Proceeds from exercise of stock options and stock warrants	741	2,482
Purchase of treasury stock for deferred compensation plan	—	19

Net cash provided by financing activities	782	2,449

Effect of exchange rate changes on cash	727	723

Increase (decrease) in cash and cash equivalents	(40,452)	41,420
Cash and cash equivalents at beginning of period	63,791	22,609

Cash and cash equivalents at end of period	$23,339	$64,029

Supplemental cash flow information:
Non-cash investing and financing activities
Fair value adjustment of available-for-sale securities	$74	$23
Unsettled trades of marketable securities	7,665	—

See notes to condensed consolidated financial statements

C-COR Incorporated

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands except per share data)

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and, in the opinion of management, contain all adjustments (consisting only of normal, recurring adjustments except as noted) necessary to fairly present C-COR Incorporated’s (the Company) consolidated financial position as of December 24, 2004 and the consolidated results of operations for the thirteen-week and twenty-six week periods ended December 24, 2004 and December 26, 2003. Operating results for the thirteen-week and twenty-six week periods ended December 24, 2004 are not necessarily indicative of the results that may be expected for the year ending June 24, 2005 due to the cyclical nature of the industry in which the Company operates, timing of recognizing revenues from the sale of certain operational support software systems, fluctuations in currencies related to intercompany foreign currency transactions where settlement is anticipated, and changes in overall conditions that could affect the carrying value of the Company’s assets and liabilities. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the fiscal year ended June 25, 2004 (fiscal year 2004).

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

The Broadband Communications Products segment is responsible for the development, management, production, support, and sales of digital video transport, fiber optic, radio frequency, and fiber-to-the-premises equipment for hybrid fiber coax networks as well as the Company’s new optical packet-ring technology solution for the all-digital networks. The Broadband Network Services segment provides outsourced technical services, including network engineering and design, construction, activation, optimization, certification, maintenance, and operations. The Broadband Management Solutions segment is responsible for the development, integration, management, implementation, support, and sale of operational support systems (OSS) solutions to operate and manage reliable, high-quality multi-service networks.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and financial reporting policies of the Company are in conformity with U.S. generally accepted accounting principles. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Management has discussed the development and selection of the Company’s critical accounting estimates with the audit committee of the Company’s Board of Directors and the audit committee has reviewed the Company’s related disclosures. A detailed description of the Company’s significant accounting policies is set forth in the Notes to Consolidated Financial Statements in the Company’s Form 10-K for fiscal year 2004, as filed with the United States Securities and Exchange Commission. There were no significant changes to the Company’s critical accounting policies during the twenty-six week period ended December 24, 2004.

Marketable Securities

Marketable securities at December 24, 2004 and June 25, 2004 consisted of corporate obligations, municipal securities, collateralized mortgage obligations, asset-backed securities, mutual funds, equity securities, and certificates of deposit. The Company classifies its marketable securities portfolios as either available-for-sale or trading, and records them at fair value. For the Company’s available-for-sale securities, unrealized holding gains and losses are excluded from the statement of operations and are recorded directly to shareholders’ equity in accumulated other comprehensive income (loss), net of related deferred income taxes, if applicable. For the Company’s trading securities, unrealized holding gains and losses are included in the statement of operations in the period they arise. The Company classifies marketable securities that are available for current operations as current assets. Marketable securities which are classified as non-current assets represent investments that are available to fund certain long-term liabilities.

The Company periodically reviews its investment securities classified as available-for-sale for potential impairment and records impairment in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” This includes a review of the fair value of each investment security in relation to its book value, the current grade of the security, and other significant events. Based on management’s review, no investment securities were determined to be other than temporarily impaired, and as a result no impairment charges were recorded during the thirteen-week or twenty-six week periods ended December 24, 2004. There were no securities as of December 24, 2004 in an unrealized-loss position for twelve or more months.

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

	Thirteen Weeks Ended
	December 24, 2004	December 26, 2003
Net income (loss)	$(1,557)	$29,721
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects, if applicable	(1,196)	(2,295)

Pro forma net income (loss)	$(2,753)	$27,426

Net income (loss) per share:
Basic – as reported	$(0.04)	$0.81
Basic – pro forma	$(0.06)	$0.75
Diluted – as reported	$(0.04)	$0.78
Diluted – pro forma	$(0.06)	$0.72

	Twenty-six Weeks Ended
	December 24, 2004	December 26, 2003
Net income (loss)	$(2,601)	$34,549
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects if applicable	—	131
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects, if applicable	(2,467)	(4,074)

Pro forma net income (loss)	$(5,068)	$30,606

Net income (loss) per share:
Basic – as reported	$(0.06)	$0.94
Basic – pro forma	$(0.12)	$0.84
Diluted – as reported	$(0.06)	$0.92
Diluted – pro forma	$(0.12)	$0.81

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment (SFAS 123R)”. SFAS 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board Opinion No. 25 (Opinion No. 25), “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires entities to recognize compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123R is effective for the first interim or annual reporting period that begins after June 15, 2005.

The Company is required to adopt SFAS No. 123R on June 25, 2005, using the modified prospective application method of SFAS 123R. Under the modified prospective application method, awards that are granted, modified or settled after the date of adoption will be measured and accounted for in accordance with SFAS 123R. Unvested equity-classified awards that were granted prior to the effective date would continue to be accounted for in accordance with SFAS No. 123 except that amounts must be recognized in the income statement. Adoption of SFAS No. 123R will not affect the Company’s cash flows, but it will reduce reported income and earnings per share because the Company currently uses the intrinsic value method as permitted by Opinion No. 25. Accordingly, no compensation expense is currently recognized for share purchase rights granted under the Company’s employee stock option plans. The adoption of SFAS No. 123R will result in the Company recording compensation cost for employee stock options. Had the Company expensed employee stock options under SFAS No. 123 for the thirteen-week and twenty-six week periods ended December 24, 2004, the Company’s net loss would have increased by $1,196 and $2,467, respectively, and net loss per share would have increased by $0.02 and $0.06, respectively.

In November 2004, the FASB issued SFAS No. 151 “Inventory Costs, an Amendment of ARB No.43 Chapter 4” (SFAS 151). SFAS 151 requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling be recognized as current-period charges rather than being included in inventory regardless of whether the costs meet the criterion of abnormal as defined in ARB 43. SFAS 151 is applicable for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company will adopt SFAS 151 on June 25, 2005 and does not expect the adoption will have a material impact on its financial statements.

4. BUSINESS COMBINATIONS

During the twenty-six week period ended December 24, 2004, the Company completed two acquisitions:

On July 16, 2004, the Company acquired all the outstanding securities of Stargus, Inc. (Stargus), a privately held company headquartered in Andover, Massachusetts. Stargus is a provider of comprehensive network and service management solutions for cable broadband operators. Stargus became part of the Company’s Broadband Management Solutions segment. The purchase price for the acquisition was $17,154, consisting of a cash payment of $17,000, subject to certain adjustments, and direct transaction costs of $154.

On September 3, 2004, the Company acquired certain assets and liabilities of Optinel Systems, Inc. (Optinel), a privately held company located in Elkridge, Maryland. Optinel is a provider of optical Ethernet transport solutions for residential and business services. Optinel became part of the Company’s Broadband Communications Products segment. The purchase price for the acquisition was $9,601, consisting of a cash payment of $9,500, subject to certain adjustments, and direct transaction costs of $101. Additional cash payments of up to $6,000 are required to be made to Optinel shareholders if certain sales objectives are achieved within thirteen months from the date of acquisition. Upon satisfaction of the contingency, the additional consideration will be recorded as additional cost of the acquisition and recorded as goodwill.

The acquisitions resulted in additional goodwill of $19,452, consisting of $15,540 related to Stargus and $3,912 related to Optinel. The goodwill related to the Optinel acquisition is expected to be deductible for tax purposes. None of the goodwill related to the Stargus acquisition is expected to be deductible for tax purposes; however, the Company acquired the historical net operating losses and unused general business credits of Stargus, subject to certain limitations.

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

The acquisitions have been accounted for as purchases and, accordingly, the results of operations have been included in the consolidated financial statements since the respective dates of acquisition. On an unaudited pro forma basis, the effects of the acquisitions were not significant to the Company’s results of operations.

5. RESTRUCTURING COSTS

During the thirteen-week period ended December 24, 2004, the Company implemented a cost synergy program across its operations to improve its operating performance by aligning the Company’s cost structure with current business levels and eliminating redundancies resulting from acquisitions. The Company recorded $619 of restructuring charges, representing employee termination benefits for 39 employees. Additional restructuring charges of $85 and $63 are expected to be recorded in third and fourth quarters of fiscal year 2005, respectively, due to employee termination benefits contingent upon future services.

The following table provides detail on the activity and remaining restructuring accrual balance by category as of December 24, 2004.

	Restructuring Accrual at June 25, 2004	Restructuring Charges in Fiscal Year 2005	Net Cash Paid	Restructuring Accrual at December 24, 2004
Employee severance and termination benefits	$39	$619	$(56)	$602
Contractual obligations and other	92	—	(92)	—

Total	$131	$619	$(148)	$602

Amounts accrued as of December 24, 2004 for employee severance will be paid out over bi-weekly periods through June 2005.

6. INVENTORIES

Inventories include material, labor and overhead and are stated at the lower of cost or market. Cost is determined on the first-in, first-out method. Inventories as of December 24, 2004 and June 25, 2004 consisted of the following:

	December 24, 2004	June 25, 2004
Finished goods	$7,300	$8,761
Work-in-process	3,471	3,806
Raw materials	11,131	13,113

Total inventories	$21,902	$25,680

7. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill was $58,080 and $38,312 as of December 24, 2004 and June 25, 2004, respectively. As of December 24, 2004 and June 25, 2004, goodwill was allocated by segment as follows:

	December 24, 2004	June 25, 2004
Broadband Communications Products:
United States	$15,566	$12,160
Europe	7,594	6,839
Asia	970	875

	24,130	19,874
Broadband Management Solutions:
United States	26,723	11,221
Asia	250	240

	26,973	11,461
Broadband Network Services:
United States	6,977	6,977

Total	$58,080	$38,312

During the twenty-six week period ended December 24, 2004, goodwill increased $19,768, of which $18,918 related to acquisitions and $850 related to fluctuations in foreign currency exchange rates.

Other intangible assets as of December 24, 2004 and June 25, 2004 consisted of the following:

	December 24, 2004	June 25, 2004
Cost of intangibles:
Purchased technology	$14,100	$10,600
Customer relationships	3,510	3,150
Covenants not-to-compete	860	860
Patents and trademarks	1,200	1,200

Total cost of intangibles	19,670	15,810

Less accumulated amortization:
Purchased technology	(3,560)	(2,069)
Customer relationships	(2,339)	(1,779)
Covenants not-to-compete	(306)	(43)
Patents and trademarks	(1,200)	(1,167)

Total accumulated amortization	(7,405)	(5,058)

Total other intangible assets, net	$12,265	$10,752

8. LETTER OF CREDIT AGREEMENT

On November 5, 2004, the Company entered into a credit agreement (the “Agreement”) with a bank for a $10,000 revolving letter of credit facility. The Company previously had a two-year secured revolving credit financing agreement, which was terminated by the Company effective November 8, 2004.

Under the Agreement, the $10,000 may be used solely for the issuance of letters of credit which must be fully cash collateralized at the time of issuance. The Company is required to maintain with the bank cash collateral of 102% of the amount that can be drawn on the issued letters of credit. This collateral can be drawn on upon the occurrence of any event of default under the Agreement. The Agreement contains standard event of default provisions, but no financial covenants.

The Agreement is committed through November 4, 2005. The applicable margin under the Agreement is 0.65%, payable quarterly in arrears. In the event that a letter of credit is drawn upon, the interest rate for any unreimbursed drawing is the bank’s floating prime rate.

As of December 24, 2004, the aggregate amount of letters of credit issued under the Agreement was $3,009. A cash compensating balance of $3,074 (includes interest earned on account) is maintained to secure the letters of credit. The cash compensating balance is classified as restricted cash on the condensed consolidated balance sheet.

9. ACCRUED LIABILITIES

Accrued liabilities as of December 24, 2004 and June 25, 2004 consisted of the following:

	December 24, 2004	June 25, 2004
Accrued incentive plan expense	$—	$2,392
Accrued vacation expense	3,206	2,920
Accrued salary expense	3,517	3,090
Accrued payroll benefits	652	543
Accrued sales tax	489	337
Accrued warranty expense	7,444	10,065
Accrued workers’ compensation expense	427	524
Accrued restructuring costs	602	131
Accrued income taxes payable	3,321	3,630
Deferred revenue	1,918	2,143
Accrued other	5,719	5,499

	$27,295	$31,274

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

	Thirteen Weeks Ended
	December 24, 2004	December 26, 2003
Net income (loss)	$(1,557)	$29,721

Weighted average common shares outstanding	43,128	36,737
Common share equivalents	—	1,560

Weighted average common shares and common share equivalents	43,128	38,297

Net income (loss) per share:
Basic	$(0.04)	$0.81
Diluted	$(0.04)	$0.78

	Twenty-six Weeks Ended
	December 24, 2004	December 26, 2003
Net income (loss)	$(2,601)	$34,549

Weighted average common shares outstanding	43,081	36,652
Common share equivalents	—	999

Weighted average common shares and common share equivalents	43,081	37,651

Net income (loss) per share:
Basic	$(0.06)	$0.94
Diluted	$(0.06)	$0.92

For the thirteen-week periods ended December 24, 2004 and December 26, 2003, stock options and warrants representing 5,840 and 2,363 common shares, respectively, were excluded from the diluted net income (loss) per share calculation because they were antidilutive. For the twenty-six week periods ended December 24, 2004 and December 26, 2003, stock options and warrants representing 5,641 and 3,759 common shares, respectively, were excluded from the diluted net income (loss) per share calculation because they were antidilutive.

11. COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive income, net of tax if applicable, are as follows:

	December 24, 2004	June 25, 2003
Unrealized loss on marketable securities	$(88)	$(162)
Foreign currency translation gain	8,611	5,175

Accumulated other comprehensive income	$8,523	$5,013

The components of comprehensive income for the thirteen-week and twenty-six week periods ended December 24, 2004 and December 26, 2003 are as follows:

	Thirteen Weeks Ended
	December 24, 2004	December 26, 2003
Net income (loss)	$(1,557)	$29,721
Other comprehensive income:
Unrealized gain on marketable securities	12	20
Foreign currency translation gain	3,059	2,887

Other comprehensive income	3,071	2,907

Comprehensive income	$1,514	$32,628

	Twenty-six Weeks Ended
	December 24, 2004	December 26, 2003
Net income (loss)	$(2,601)	$34,549
Other comprehensive income:
Unrealized gain on marketable securities	74	23
Foreign currency translation gain	3,436	3,130

Other comprehensive income	3,510	3,153

Comprehensive income	$909	$37,702

The Company accounts for certain intercompany loans that are denominated in various foreign currencies as being permanent in nature, as settlement is not planned or anticipated in the foreseeable future. As such, foreign currency translation gains and losses related to these loans are excluded from net income (loss) and reported as a component of other comprehensive income.

12. INCOME TAXES

The Company determines income taxes for each of the jurisdictions in which it operates. This involves estimating the Company’s actual current income tax payable and assessing temporary differences resulting from differing treatment of items, such as reserves and accruals, for tax and accounting purposes. Earnings of foreign operations are reinvested in the business and no provision for domestic income tax or foreign withholding tax is made on such earnings until distributed. Deferred taxes arise due to temporary differences in the bases of assets and liabilities and from net operating losses and tax credit carryforwards. In general, deferred tax assets represent future tax benefits to be received when certain expenses previously recognized in the Company’s statement of operations become deductible expenses under applicable income tax laws or net operating loss or tax credit carryforwards are utilized. Accordingly, realization of deferred tax assets is dependent on future taxable income against which these deductions, net operating losses and tax credits can be utilized. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Historical operating losses, scheduled reversals of deferred tax liabilities, projected future taxable income and tax planning strategies are considered in making this assessment.

Management concluded during the third quarter of fiscal year 2003 that a valuation allowance against net deferred tax assets was appropriate, primarily as a result of the cumulative losses during fiscal years 2001, 2002 and 2003, and recorded a valuation allowance as of that date. As of December 24, 2004, a valuation allowance on substantially all of the deferred tax assets has been recorded, except in certain foreign jurisdictions where the Company is profitable. In addition, the Company expects to maintain valuation allowances on deferred tax assets until the Company can sustain a level of profitability in the applicable tax jurisdiction that demonstrates its ability to utilize these assets. Income tax expense for the thirteen-week and twenty-six week periods ended December 24, 2004 included deferred tax expense and current taxes paid or payable in those foreign jurisdictions where the Company is profitable.

Under recent changes in tax law, the American Jobs Creation Act of 2004 provides, under certain circumstances, for an 85% dividends received deduction for qualified cash dividends received from controlled foreign corporations, if the funds are reinvested in the U.S. The deduction can result in a much lower rate of U.S. tax on those earnings than the U.S. statutory rate of 35%. The Company has not yet completed its evaluation of the effect of the new tax law on its plans for reinvestment or repatriation of foreign earnings, therefore it is uncertain whether the Company will repatriate these earnings in fiscal years 2005 or 2006. If foreign earnings were repatriated, the effect would likely be to reduce the Company’s U.S. net operating loss carryforwards and corresponding valuation allowance, provide foreign tax credit carryforwards that would be offset with a valuation allowance and, to the extent the dividends were subject to withholding tax in the foreign jurisdiction, result in additional foreign tax expense. The range of these income tax effects has not been determined. The Company does not expect to complete its evaluation until the fourth quarter of fiscal year 2005.

13. GUARANTEES

As of December 24, 2004, the Company did not have any outstanding guarantees, except for product warranties. The Company warrants its products against defects in materials and workmanship, generally for two-to-five years, depending upon product lines and geographic regions. A provision for estimated future costs related to warranty activities is recorded when the product is shipped, based upon historical experience of product failure rates and historical costs incurred in correcting product failures. In addition, from time to time, the recorded amount is adjusted for specifically identified warranty exposures where unforeseen technical problems arise.

Changes in the Company’s warranty liability during the twenty-six week period ended December 24, 2004 are as follows:

Balance as of June 25, 2004	$10,065
Warranties issued during the period	838
Fair value of warranty liability acquired in acquisition	35
Settlements made during the period	(1,313)
Changes in the liability for pre-existing warranties during the period	(2,181)

Balance as of December 24, 2004	$7,444

14. SEGMENT INFORMATION

The Company operates in three industry segments: Broadband Communication Products, Broadband Network Services, and Broadband Management Solutions. Due to changes in the structure of the Company’s internal organizations affecting the composition of its reportable segments, the Company has restated the segment information for the thirteen-week and twenty-six week periods ended December 26, 2003, to conform to the current year presentation.

The “management approach” required under SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” has been used to present the following segment information. This approach is based upon the way the management of the Company organizes segments within an enterprise for making operating decisions and assessing performance.

The following costs and asset categories are not allocated to segments and are reflected in the table as “unallocated items”:

•	Corporate selling, general and administrative expenses, and technology oversight functions;

•	Restructuring costs;

•	Acquired in-process technology charges;

•	Income tax expense (benefit); and

•	Identifiable assets of cash and cash equivalents, marketable securities and other short-term investments, and certain other long-term corporate assets.

Information about industry segments for the thirteen-week and twenty-six week periods ended December 24, 2004 and December 26, 2003 is as follows:

	Broadband Communications Products	Broadband Network Services	Broadband Management Solutions	Unallocated	Total
13 week period ended December 24, 2004
Net sales	$41,581	$12,884	$4,022	$—	$58,487
Depreciation and amortization	1,530	132	419	404	2,485
Income (loss) from operations	7,657	1,599	(462)	(10,516)	(1,722)
Income tax expense	—	—	—	792	792
Identifiable assets at December 24, 2004	112,269	43,435	53,754	49,959	259,417
Capital expenditures	852	176	64	152	1,244

13 week period ended December 26, 2003
Net sales	$44,709	$10,574	$6,247	$—	$61,530
Depreciation and amortization	1,750	167	77	983	2,977
Income (loss) from operations	11,918	511	3,229	(7,505)	8,153
Income tax expense	—	—	—	367	367
Identifiable assets at December 26, 2003	85,083	29,044	6,434	61,759	182,320
Capital expenditures	209	72	26	73	380

26 week period ended December 24, 2004
Net sales	$86,392	$28,081	$6,113	$—	$120,586
Depreciation and amortization	3,532	262	870	820	5,484
Income (loss) from operations	17,306	4,206	(2,472)	(21,360)	(2,320)
Income tax expense	—	—	—	1,310	1,310
Identifiable assets at December 24, 2004	112,269	43,435	53,754	49,959	259,417
Capital expenditures	1,577	221	221	443	2,462

26 week period ended December 26, 2003
Net sales	$91,266	$20,501	$6,530	$—	$118,297
Depreciation and amortization	3,479	335	160	1,975	5,949
Income (loss) from operations	24,917	1,744	1,525	(15,008)	13,178
Income tax expense	—	—	—	778	778
Identifiable assets at December 26, 2003	85,083	29,044	6,434	61,759	182,320
Capital expenditures	447	112	32	260	851

The Company and its subsidiaries operate in various geographic areas. The table below presents the Company’s operations in the following geographic areas:

	Thirteen Weeks Ended
	December 24, 2004	December 26, 2003
Sales:
United States	$39,396	$45,258
Europe	14,816	7,392
Asia	1,853	5,206
Canada	748	1,200
Latin America	1,674	2,474

Total	$58,487	$61,530

	Twenty-six Weeks Ended
	December 24, 2004	December 26, 2003
Sales:
United States	$78,496	$87,897
Europe	29,451	13,722
Asia	5,599	10,650
Canada	1,416	2,438
Latin America	5,624	3,590

Total	$120,586	$118,297

Property, plant, and equipment, net, by geographic region is as follows:

	December 24, 2004	December 26, 2003
United States	$18,362	$19,193
Europe	676	722
Other	751	572

Total	$19,789	$20,487

15. SUBSEQUENT EVENT

On December 31, 2004, the Company completed the acquisition of the business of nCUBE Corporation (nCUBE), a privately held company headquartered in Beaverton, Oregon. nCUBE is a worldwide provider of on-demand media and digital advertising systems. nCUBE became part of the Company’s Broadband Management Solutions segment. Consideration for the acquisition consisted of 4,500 shares of the Company’s common stock, $35,000 principal amount of the Company’s 3.5% senior unsecured 5-year convertible notes, $20,000 in cash, and the assumption of certain liabilities. The common stock portion of the purchase consideration was based upon the Company’s average common stock price over a period which included two days before and after the measurement date, which was October 22, 2004. Based upon the average common stock price, the aggregate purchase consideration was approximately $88,000, excluding certain liabilities assumed. As part of the acquisition, the Company anticipates using a third-party appraisal firm to perform a valuation of identifiable intangible assets, including in-process research and development that was commenced but not completed at the date of acquisition, and which if unsuccessful, would have no alternative use to the Company. The fair value (if any) ascribed to in-process research and development will be charged to expense in the third quarter of fiscal year 2005. The fair value ascribed to other identifiable intangibles could result in higher amortization expense in future periods, in amounts unknown at this time. Any excess of the purchase price and related costs over the fair value of the acquired net assets will be recorded as goodwill.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion addresses the financial condition of C-COR Incorporated as of December 24, 2004, and the results of our operations for the thirteen-week and twenty-six week periods ended December 24, 2004, compared to the same periods of the prior fiscal year. This discussion should be read in conjunction with the Management’s Discussion and Analysis section for the fiscal year ended June 25, 2004, included in the Company’s Annual Report on Form 10-K.

Disclosure Regarding Forward-Looking Statements

Some of the information presented in this report contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, among others, our ability to develop and expand our product offerings, our continued investment in research and product development, fluctuations in network upgrade activity and the level of future network upgrade activity, the trend toward more fiber in the network, fluctuations in the global demand for our products, services and software, potential charges resulting from start-up and integration costs associated with acquisitions, anticipated software sales and associated gross margins in future quarters, the effect of revenue levels in general, sales mix, competitive pricing, the timing of new product introductions and the timing of deployments of our operational support software systems on our future overall gross margin, the impact of the nCUBE Corporation (nCUBE) acquisition on our future gross margins, our expectation to maintain valuation allowances related to net tax benefits arising from temporary differences and operating loss carryforwards, our intention to continue our initiatives to achieve cost-effective operations, including the possibility of undertaking additional restructuring initiatives, the anticipation of receiving additional funds held in escrow, pending certain contingencies, related to the sale of our trade claims against Adelphia Communications (Adelphia) and affiliates, and statements relating to our business strategy. Forward-looking statements represent our judgment regarding future events. Although we believe we have a reasonable basis for these forward-looking statements, we cannot guarantee their accuracy and actual results may differ materially from those anticipated due to a number of known and unknown uncertainties. Factors that could cause actual results to differ from expectations include, among others, capital spending patterns of the communications industry, our ability to develop new and enhanced products, continued industry consolidation, the development of competing technologies, changes in the credit profiles of major customers that would lead us to restrict new product shipments or record an increase in the allowance for doubtful accounts, timing of recognizing software revenues, changes in our sales mix, the effect of competitive pricing, the success of our initiatives to achieve cost-effective operations, our ability to integrate in our operations, the operations of Stargus, Optinel and nCUBE, and our ability to achieve our strategic objectives. For additional information concerning these and other important factors that may cause our actual results to differ materially from expectations and underlying assumptions, please refer to the reports filed by us with the Securities and Exchange Commission.

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

Our Broadband Communications Products segment is responsible for research, development, management, production, support, and sales of digital video transport, transmission and optical transport equipment for hybrid fiber coax networks and packet-based digital networks.

Our Broadband Network Services segment provides outsourced technical services, including network engineering and design, construction, activation, optimization, certification, maintenance, and operations.

Our Broadband Management Solutions segment is responsible for the development, integration, management, implementation, support, and sale of operational support systems (OSS) solutions to operate and manage reliable, high-quality multi-service networks.

Net sales for the thirteen week period ended December 24, 2004 were $58.5 million, a decrease of 5% from the $61.5 million recorded in the same period a year earlier, reflecting lower revenues from the sales of products and lower software license and maintenance revenues for operational support systems software solutions, which were partially offset by higher sales of technical services. Our largest customers during the quarter were Adelphia and Time Warner Cable, each accounting for 17% of net sales. Both selling and administrative expense and research and product development expense increased during the quarter, primarily as a result of acquisitions.

On December 31, 2004, we completed the acquisition of the business of nCUBE, a privately held company headquartered in Beaverton, Oregon. nCUBE is a worldwide provider of on-demand media and digital advertising systems. nCUBE became part of our Broadband Management Solutions segment. Consideration for the acquisition consisted of 4.5 million shares of the Company’s common stock, $35.0 million principal amount of the Company’s 3.5% senior unsecured 5-year convertible notes, $20.0 million in cash, and the assumption of certain liabilities. The common stock portion of the consideration was based upon the Company’s average common stock price over a period which included two days before and after the measurement date, which was October 22, 2004. Based upon the average common stock price, the aggregate purchase consideration was approximately $88.0 million, excluding certain liabilities assumed. As part of the acquisition, the Company anticipates using a third-party appraisal firm to perform a valuation of identifiable intangible assets, including in-process research and development that was commenced but not completed at the date of acquisition, and which if unsuccessful, would have no alternative use to the Company. The fair value (if any) ascribed to in-process research and development will be charged to expense in the third quarter of fiscal year 2005. The fair value ascribed to other identifiable intangibles would result in higher amortization expense in future periods, in amounts unknown at this time. Any excess of the purchase price and related costs over the fair value of the acquired net assets will be recorded as goodwill.

Since the beginning of calendar year 2004, we have completed five acquisitions, including the acquisition of nCUBE subsequent to the second quarter of fiscal year 2005. These acquisitions further our strategic plan to provide products, services and software solutions to support the anticipated migration of today’s hybrid fiber coax networks to networks based on all-digital, Internet Protocol (IP) packet technology.

Our acquisitions have significantly increased our goodwill and other intangible assets. At December 24, 2004, we had recorded $58.1 million of goodwill and $12.3 million of other intangible assets. At this time, we are unable to determine the amount of additional goodwill and other intangible assets resulting from the acquisition of nCUBE, but believe it will be substantial. The increase in other intangible assets will increase amortization expense in future periods. While goodwill is no longer amortized, we are required to assess whether goodwill is impaired at least annually and more frequently if circumstances warrant. Any impairment of goodwill could result in a substantial charge to earnings, which would have a material adverse effect on our results of operation and financial position in the period in which such impairment is recorded.

Results of Operations

The following table contains information regarding the percentage of net sales of our condensed consolidated statements of operations for the thirteen-week and twenty-six week periods ended December 24, 2004 and December 26, 2003.

	Percentages of Net Sales
	Thirteen Weeks Ended		Twenty-six Weeks Ended
	December 24, 2004	December 26, 2003	December 24, 2004	December 26, 2003
Net sales:
Products	71.1%	72.7%	71.6%	77.1%
Services	28.9	27.3	28.4	22.9

Total net sales	100.0	100.0	100.0	100.0

Cost of sales:
Products	40.8	45.5	42.4	47.5
Services	20.1	16.7	20.6	15.9

Total cost of sales	60.9	62.2	63.0	63.4

Gross margin	39.1	37.8	37.0	36.6

Operating expenses:
Selling and administrative	24.3	15.3	21.7	15.7
Research and product development	14.7	8.5	13.2	8.9
Amortization of other intangibles	2.0	0.9	2.0	0.9
Acquired in-process technology charge	0.0	0.0	1.5	0.0
Restructuring charge (recovery)	1.1	(0.2)	0.5	0.0

Total operating expenses	42.1	24.5	38.9	25.5

Income (loss) from operations	(3.0)	13.3	(1.9)	11.1

Interest expense	0.0	0.0	0.0	0.0
Investment income	0.8	0.3	0.6	0.3
Foreign exchange gain (loss)	0.5	1.0	0.0	0.6
Gain on sale of bankruptcy claims	0.0	34.3	0.0	17.8
Other income, net	0.4	0.0	0.2	0.1

Income (loss) before income taxes	(1.3)	48.9	(1.1)	29.9
Income tax expense	1.4	0.6	1.1	0.7

Net income (loss)	(2.7)%	48.3%	(2.2)%	29.2%

The tables below set forth our net sales for the thirteen-week and twenty-six week periods ended December 24, 2004 and December 26, 2003, for each of our reportable segments.

	Thirteen Weeks Ended
	(in millions of dollars)
	December 24, 2004		Change from Prior Period	December 26, 2003
Operating Segment	Net Sales	%	%	Net Sales	%
Broadband Communications Products	$41.6	71	(7)	$44.7	73
Broadband Network Services	12.9	22	22	10.6	17
Broadband Management Solutions	4.0	7	(36)	6.2	10

	$58.5	100	(5)	$61.5	100

	Twenty-six Weeks Ended
	(in millions of dollars)
	December 24, 2004		Change from Prior Period	December 26, 2003
Operating Segment	Net Sales	%	%	Net Sales	%
Broadband Communications Products	$86.4	72	(5)	$91.3	77
Broadband Network Services	28.1	23	37	20.5	17
Broadband Management Solutions	6.1	5	(6)	6.5	6

	$120.6	100	2	$118.3	100

The tables below sets forth our net sales for the thirteen-week and twenty-six week periods ended December 24, 2004 and December 26, 2003, by geographic region.

	Thirteen Weeks Ended
	(in millions of dollars)
	December 24, 2004		Change from Prior Period	December 26, 2003
Geographic Region	Net Sales	%	%	Net Sales	%
United States	$39.4	68	(13)	$45.2	74
Europe	14.8	25	100	7.4	12
Asia	1.9	3	(64)	5.2	8
Canada	.7	1	(38)	1.2	2
Latin America	1.7	3	(32)	2.5	4

Consolidated	$58.5	100	(5)	$61.5	100

	Twenty-six Weeks Ended
	(in millions of dollars)
	December 24, 2004		Change from Prior Period	December 26, 2003
Geographic Region	Net Sales	%	%	Net Sales	%
United States	$78.5	65	(11)	$87.9	74
Europe	29.5	24	115	13.7	12
Asia	5.6	5	(47)	10.7	9
Canada	1.4	1	(42)	2.4	2
Latin America	5.6	5	57	3.6	3

Consolidated	$120.6	100	2	$118.3	100

Net Sales. Net sales decreased 5% for the thirteen-week period ended December 24, 2004 and increased 2% for the twenty-six week period ended December 24, 2004, compared to the same periods of the prior year. The decrease for the quarter resulted from decreased product sales and lower software license and maintenance revenues for operational support systems software solutions. The increase for the year-to-date period was primarily a result of increased sales of technical services, primarily to Adelphia.

Broadband Communications Products segment sales decreased 7% and 5% for the thirteen-week and twenty-six week periods ended December 24, 2004, respectively, compared to the same periods of the prior year. The decreases were primarily driven by reduced shipments to Adelphia and Comcast Communications (Comcast), which were partially offset by increased capital spending by customers in Europe. Sales of radio frequency amplifiers were $21.0 million and $48.1 million for the thirteen week and twenty-six week periods ended December 24, 2004, compared with $26.4 million and $51.1 million for the same periods of the prior year. Optical product sales were $20.6 million and $38.3 million for the thirteen week and twenty-six week periods ended December 24, 2004, compared with $18.3 million and $40.2 million for the same periods of the prior year. Shifts in product mix resulted from new build and upgrade requirements, which depend on the network architecture deployed by our customers. We anticipate sales of Broadband Communications Products will be somewhat higher in the third quarter of fiscal year 2005, compared to the quarter ended December 24, 2004.

Broadband Network Services segment sales increased 22% and 37% for the thirteen-week and twenty-six week periods ended December 24, 2004, respectively, compared to the same periods of the prior year. The increases resulted from increased spending by Adelphia on technical services, primarily related to our outside plant technical services operations, which include system sweep, reverse path activation, ingress mitigation, node certification, and system maintenance. We expect Broadband Network Services sales to be somewhat lower in the second half of fiscal year 2005, as the Adelphia upgrade work was substantially completed as of December 24, 2004.

Broadband Management Solutions segment sales decreased 36% and 6% for the thirteen-week and twenty-six week periods ended December 24, 2004, respectively, compared to the same periods of the prior year. Sales in this segment for the thirteen-week period ended December 26, 2003 were a Company record as revenue was recognized on multiple projects being accounted for using the completed contract method of accounting. For new mobile workforce software contracts entered into in fiscal year 2005, we switched to the percentage of completion method of accounting due to our ability to reliably estimate contract costs at the inception of the contracts. This change began in the second quarter of fiscal year 2005. We expect Broadband Management Solutions sales to increase substantially in the third quarter of fiscal year 2005 as we will include revenues of the business acquired from nCUBE in this segment.

Domestic sales as a percentage of consolidated sales were 68% and 65% for the thirteen-week and twenty-six week periods ended December 24, 2004, respectively, compared to 74% for the same periods of the prior year. The decreases were mainly as a result of lower product shipments to Adelphia and Comcast, which were partially offset by increased spending for technical services by Adelphia.

International sales as a percentage of consolidated sales were 32% and 35% for the thirteen week and twenty-six week periods ended December 24, 2004, respectively, compared with 26% for the same periods of the prior year. The increase during the thirteen-week period ended December 24, 2004, resulted primarily from sales in Europe, which were partially offset by lower sales in the Asian market. The increase during the twenty-six week period resulted from increased spending in both Europe and Latin America. The increase in the value of the euro relative to the U.S. dollar was also a factor in the increased European sales as a substantial portion of sales in that region are denominated in euros. We believe growth in capital spending in European markets to be driven by increased competition for enhanced broadband services requiring telecommunication providers to upgrade their networks to support these enhanced services. Our international sales are primarily Broadband Communications Products segment sales and we expect demand for our products in international markets will continue to be highly variable. The international markets represent distinct markets in which capital spending decisions for network equipment can be affected by a variety of factors, including access to financing and general economic conditions.

The table below sets forth our backlog by industry segment as of December 24, 2004, compared to September 24, 2004:

	Thirteen-weeks Ended
Operating Segment	December 24, 2004 Backlog	%	Change %	September 24, 2004 Backlog	%
	(In millions of dollars)
Broadband Communications Products	$18.1	58	(6)	$19.3	37
Broadband Network Services	7.5	24	(74)	28.9	56
Broadband Management Solutions	5.4	18	42	3.8	7

Consolidated	$31.0	100	(40)	$52.0	100

Our December 24, 2004 backlog for Broadband Communications Products decreased primarily for international customers. Our backlog in Broadband Network Services decreased due to a change in methodology for calculating services backlog as well as services work completed during the period. We adopted more stringent criteria for recognizing customer commitments as backlog and for quantifying the amounts to be included in backlog in this segment. The increase in backlog for Broadband Management Solutions resulted from both domestic and international software license and maintenance bookings during the quarter. The Company includes in backlog customer orders that are anticipated to result in revenue being recognized over the next twelve months. The majority of orders in backlog for Broadband Communications Products will result in revenue over the next six months while orders in backlog of the other two segments typically include a portion that will result in revenue over the latter part of the twelve month period.

We make management decisions based on our backlog, including hiring of personnel, purchasing of materials, and other matters that may increase our production capabilities and costs. Cancellations, delays or reductions of orders could adversely affect our results of operations and financial condition.

Gross Margin. The following tables sets forth our gross margins by operating segment during the thirteen-week and twenty-six week periods ended December 24, 2004, compared to the same periods of the prior year.

	Thirteen-weeks Ended
Operating Segment	December 24, 2004 Gross Margin%	Change Points	December 26, 2003 Gross Margin%
Broadband Communications Products	42.6	5.3	37.3
Broadband Network Services	17.6	1.4	16.2
Broadband Management Solutions	72.0	(5.7)	77.7

Consolidated	39.1	1.3	37.8

	Twenty-six weeks Ended
Operating Segment	December 24, 2004 Gross Margin%	Change Points	December 26, 2003 Gross Margin%
Broadband Communications Products	40.8	2.5	38.3
Broadband Network Services	19.2	1.5	17.7
Broadband Management Solutions	63.7	(7.3)	71.0

Consolidated	37.0	0.4	36.6

Consolidated gross margins were 39.1% and 37.0% for the thirteen-week and twenty-six week periods ended December 24, 2004, respectively, compared to 37.8% and 36.6% for the same periods of the prior year. For the Broadband Communications Products segment, gross margins were 42.6% and 40.8% for the thirteen-week and twenty-six week periods ended December 24, 2004, respectively, compared to 37.3% and 38.3% for the same periods of the prior year. The increase in gross margins was primarily due to lower warranty costs resulting from settlement of previously recorded specific warranty liabilities for amounts below their recorded value and from product mix. For the Broadband Network Services segment, gross margins were 17.6% and 19.2% for the thirteen-week and twenty-six week periods ended December 24, 2004, respectively, compared to 16.2% and 17.7% for the same periods of the prior year. The increase in gross margin was due primarily to increased volume levels and labor and overhead efficiencies. For the Broadband Management Solutions segment, gross margins were 72.0% and 63.7% for the thirteen-week and twenty-six week periods ended December 24, 2004, respectively, compared to 77.7% and 71.0% for the same periods of the prior year. The decrease in gross margin was a result of lower revenues and higher personnel costs. We anticipate that our future gross margins in all of our business segments will continue to be affected by many factors, including revenue levels in general, sales mix, competitive pricing pressures, the timing of new product introductions and the timing of deployments for certain of our operational support software solutions. We expect sales of the product lines acquired from nCUBE to carry comparable, but somewhat higher, gross margins than our combined average. Entering fiscal year 2006, our combined gross margin target is in the low 40’s.

Selling and Administrative. Selling and administrative expenses were $14.2 million and $26.2 million for the thirteen-week and twenty-six week periods ended December 24, 2004, respectively, compared to $9.4 million and $18.6 million for the same periods of the prior year. This represents an increase of 51% and 40% during the thirteen-week and twenty-six week periods ended December 24, 2004 over the comparable periods of the prior year. Selling and administrative expenses increased during the thirteen-week and twenty-six week periods ended December 24, 2004, as a result of increases in personnel and administrative expense due to the Lantern Communications, Inc. (Lantern) and Alopa Networks, Inc. (Alopa) acquisitions completed in the fourth quarter of fiscal year 2004 and the Stargus Inc. (Stargus) and Optinel Networks, Inc. (Optinel) acquisitions completed during the first quarter of fiscal year 2005. In addition, included as a reduction of selling and administrative expense for the thirteen-week period ended December 26, 2003 was the collection of $1.6 million in delinquent accounts receivable that were previously reserved. For the twenty-six week period ended December 23, 2003, in addition to the collection of delinquent accounts receivable that were previously reserved, selling and administrative expenses were lower due to settlement of a liability related to certain marketing costs for $700,000 less than its recorded value. We expect selling and administrative expenses for the fiscal year 2005 to peak in the third quarter due to the nCUBE acquisition, but decline thereafter due to the benefits of the restructuring implemented during the second quarter of fiscal year 2005.

Research and Product Development. Research and product development expenses were $8.6 million and $15.9 million for the thirteen-week and twenty-six week periods ended December 24, 2004, respectively, compared to $5.2 million and $10.5 million for the same periods of the prior year. This represents an increase of 65% and 52% during the thirteen-week and twenty-six week periods ended December 24, 2004 over the comparable periods of the prior year. Research and product development expenses in the Broadband Communications Products segment were $6.1 million and $11.0 million for the thirteen-week and twenty-six week periods ended December 24, 2004, respectively, compared to $4.0 million and $8.1 million for the same periods of the prior year. The increase was primarily due to higher personnel costs resulting from the Lantern and Optinel acquisitions. Research and product development expenses in the Broadband Management Solutions segment were $2.3 million and $4.6 million for the thirteen-week and twenty-six week periods ended December 24, 2004, respectively, compared to $1.1 million and $2.1 million for the same periods of the prior year. The increase was primarily due to higher personnel costs resulting from the acquisitions of Alopa and Stargus. Other research and product development expenses, not charged to segments, were $229,000 and $412,000 for the thirteen-week and twenty-six week periods ended December 24, 2004, respectively, compared to $144,000 and $282,000 for the same periods of the prior year. The increase relates to various general operating costs, including increased personnel costs. We believe sustained commitment to product development efforts will be required for us to remain competitive, and anticipate continuing investments in research and product development in future periods related to network distribution and transmission products and operational support software solutions. We expect research and product development expenses for the fiscal year 2005 to peak in the third quarter due to the nCUBE acquisition, but to decline thereafter due to the benefits of the restructuring implemented during the second quarter of fiscal year 2005.

Restructuring Charges. Restructuring charges were $619,000 for the thirteen-week and twenty-six week periods ended December 24, 2004, compared to a recovery of restructuring charges of $106,000 for the same periods of the prior year. During the thirteen-week period ended December 24, 2004, we implemented a cost synergy program across our operations to improve our operating performance by aligning our cost structure with current business levels and to eliminate redundancies resulting from acquisitions. The $619,000 of restructuring charges represented employee termination benefits for 39 employees. Additional restructuring charges of $85,000 and $63,000 are expected to be recorded in the third and fourth quarters of fiscal year 2005, respectively, due to employee termination benefits contingent upon future services.

Operating Income (Loss) By Segment. Operating income (excluding unallocated items) for the Broadband Communications Products segment was $7.7 million and $17.3 million for the thirteen-week and twenty-six week periods ended December 24, 2004, respectively, compared to operating income of $11.9 million and $24.9 million for the same periods of the prior year. The decrease in operating income for the thirteen-week and twenty-six week periods ended December 24, 2004 was primarily attributable to lower revenues and higher operating expenses, primarily research and development costs, resulting from the acquisitions of Lantern and Optinel. Operating income (excluding unallocated items) for the Broadband Network Services segment was $1.6 million and $4.2 million for the thirteen-week and twenty-six week periods ended December 24, 2004, respectively, compared to operating income of $511,000 and $1.7 million for the same periods of the prior year. The increase in operating income for the thirteen-week and twenty-

six week periods resulted primarily from the higher sales volume and improved gross margin associated with upgrade work for Adelphia during those periods. Operating loss (excluding unallocated items) for the Broadband Management Solutions segment was $462,000 and $2.5 million for the thirteen-week and twenty-six week periods ended December 24, 2004, respectively, compared to operating income of $3.2 million and $1.5 million for the same periods of the prior year. The operating losses for the thirteen-week and twenty-six week periods ended December 24, 2004, resulted from reduced revenues and gross margins over the same periods of the prior year, and increased operating expense resulting from the acquisitions of Alopa and Stargus, primarily research and development costs.

Investment Income. Investment income was $488,000 and $787,000 for the thirteen-week and twenty-six week periods ended December 24, 2004, respectively, compared to $216,000 and $310,000 for the same periods of the prior year. The change in investment income results primarily from higher average investment balances during the thirteen-week and twenty-six week periods ended December 24, 2004, and higher investment returns compared to the same period a year ago. The higher investment balance primarily relates to proceeds received from our common stock offering in February 2004 and investment of cash provided by operating and other financing activities during fiscal year 2004.

Foreign Exchange Gain. Foreign exchange gain was $265,000 and $8,000 for the thirteen-week and twenty-six week periods ended December 24, 2004, respectively, compared to a gain of $624,000 and $733,000 for the same periods of the prior year. The gains for the thirteen-week and twenty-six week periods were primarily due to the strengthening of the euro against the U.S. dollar, and resulted primarily from remeasurement of U.S. dollar denominated liabilities held by our foreign operations.

Gain on sale of bankruptcy trade claims. During the thirteen-week period ended December 26, 2003, we received $21.1 million in an initial cash payment for the sale of substantially all of our pre-petition bankruptcy trade claims against Adelphia and affiliates. Additional amounts are being held in escrow pending the resolution of certain contingencies and we could receive up to an additional $10.0 million, although the timing of such recovery is uncertain at this time.

Income Tax Expense. Income tax expense was $792,000 and $1.3 million for the thirteen-week and twenty-six week periods ended December 24, 2004, respectively, compared to income tax expense of $367,000 and $778,000 for the same periods of the prior year. Income taxes for the thirteen-week and twenty-six week periods ended December 24, 2004, include deferred tax expense and current taxes paid or payable in certain foreign jurisdictions where the Company is profitable. The Company has assessed the realizability of its deferred tax assets, giving consideration to historical operating losses, scheduled reversals of deferred tax liabilities, projected future taxable income and tax planning strategies. Management concluded during the third quarter of fiscal year 2003, as a result of the cumulative losses in fiscal years 2001, 2002, and 2003, that a valuation allowance against net deferred tax assets was appropriate and recorded an allowance as of that date. As of December 24, 2004, realization of any future benefit from deductible temporary differences, net operating loss and tax credit carryforwards is uncertain. Therefore, the Company has continued to maintain a valuation allowance for substantially all of its deferred tax assets, with the exception of deferred tax assets in certain foreign jurisdictions where the Company is profitable. We expect to maintain valuation allowances related to deferred tax benefits arising from temporary differences and net operating loss and tax credit carryforwards until a level of profitability is achieved and sustained in the applicable tax jurisdiction that demonstrates it is more likely than not that the Company will be able to realize all or part of the deferred tax assets. In the event that the Company reverses the valuation allowance in the future, reported tax expense subsequent to such action will increase and will likely approximate the statutory rates in the various jurisdictions in which we operate.

Liquidity and Capital Resources

As of December 24, 2004, cash and cash equivalents totaled $23.3 million, down from $63.8 million at June 25, 2004, primarily due to cash used for acquisitions and operating activities during the twenty-six week period. Marketable securities decreased to $40.7 million as of December 24, 2004, from $52.9 million at June 25, 2004. In addition, we recorded a $7.7 million receivable from brokers for trading activity that was executed prior to December 24, 2004 associated with our marketable securities portfolio which remained unsettled at December 24, 2004. Working capital was $119.3 million at December 24, 2004, compared to $140.7 million at June 25, 2004.

As of December 24, 2004, we had restricted cash of $3.1 million. Under the terms of our letter of credit agreement with a bank, we are required to maintain cash collateral of 102% of the amount that can be drawn on issued letters of credit. The total restricted cash balance has been classified as a current asset as of December 24, 2004 as the terms of the letters of credit expire in less than one year. We are entitled to the interest earnings on the restricted cash balance.

Net cash used by operating activities was $18.0 million for the twenty-six week period ended December 24, 2004, compared with net cash provided of $39.1 million for the same period of the prior year. The major elements of the change for the twenty-six week period ended December 24, 2004 include a net loss for the period of $2.6 million, decreased accounts payable and accrued liabilities of $13.1 million, increased accounts receivables of $12.8 million primarily, from billed and unbilled service contracts and growth in receivables from our international locations, which were partially offset by a $5.9 million reduction in inventory. Our unbilled receivables increased $6.2 million during twenty-six week period, primarily related to upgrade contracts with Adelphia, where services have been performed in advance of billing to the customer. For these arrangements, we anticipate billings to occur during the third quarter of fiscal year 2005, and cash collections to extend into the fourth quarter of fiscal year 2005. Cash provided by operating activities for the same period of the prior year included $21.1 million received on the sale of the Company’s trade claims against Adelphia and affiliates.

Net cash used in investing activities was $24.0 million for the twenty-six week period ended December 24, 2004, compared to $851,000 for the same period of the prior year. The cash used in investing activities during the twenty-six week period was comprised primarily of $26.2 million of cash used for acquisitions, $4.2 million for the purchase of marketable securities and $2.5 million for the purchase of property, plant and equipment, which were partially offset by $8.8 million of proceeds on the sale of marketable securities.

Net cash provided by financing activities was $782,000 for the twenty-six week period ended December 24, 2004, compared with $2.4 million for the same period of the prior year. Cash provided by financing activities during the twenty-six week period resulted primarily from proceeds from the exercise of stock options and warrants.

On November 5, 2004, we entered into a credit agreement (the “Agreement”) with a bank for a $10.0 million revolving letter of credit facility. The Company previously had a two-year secured revolving credit financing agreement which was terminated by the Company effective November 8, 2004.

Under the Agreement, the $10.0 million may be used solely for the issuance of letters of credit which must be fully cash collateralized at the time of issuance. The Company maintains with the bank cash collateral of 102% of the amount that can be drawn on the issued letter of credit. This collateral can be drawn on upon the occurrence of any event of default. The Agreement contains standard events of default provisions, but no financial covenants.

The Agreement is committed through November 4, 2005. The applicable margin under the Agreement is 0.65%, payable quarterly in arrears. In the event that a letter of credit is drawn upon, the interest rate for any unreimbursed drawing will be the bank’s floating prime rate.

As of December 24, 2004, the aggregate amount of letters of credit issued under the Agreement was $3.0 million. A cash compensating balance of $3.1 million (including interest earned on the account) is maintained to secure the letters of credit, which has been classified as restricted cash on the condensed consolidated balance sheet.

Working Capital Outlook

Our main source of liquidity is our unrestricted cash on hand and short-term marketable securities. During the third quarter of fiscal year 2005, we utilized cash of $20.0 million and issued $35.0 million aggregate principal senior unsecured 5-year convertible notes as part of the consideration for the acquisition of nCUBE. The Notes mature on December 31, 2009 and bear interest at an annual rate of 3.5%, which is payable semi-annually on June 30 and December 31 beginning June 30, 2005. The Notes may be converted by the holder, at its option, into shares of the Company’s common stock at a conversion rate of 81.0905 shares per $1,000 (as may be adjusted upon the occurrence of certain specified events). The Notes are convertible at any time before the close of business on the maturity date, unless the Company has previously repurchased the Notes. In addition, earn out payments related to the Optinel acquisition of up to $6.0 million are required to be made if certain performance targets are met within 13 months of the closing date. As a result of the increase in our billed accounts receivable at the end of the quarter, we expect improved cash flow from collections during the third quarter of fiscal year 2005 and we expect to invoice the majority of the $9.7 million of receivables that were unbilled at the end of the quarter. As a result of our recent acquisitions, we expect to incur integration and start-up costs during the remainder of fiscal year 2005 and anticipate moderate growth in our operating expenses.

Taking into account the cash used for the nCUBE acquisition and the potential contingent earn-out payments from the Optinel acquisition, we believe remaining cash and cash equivalents balances, and our marketable securities will be adequate to cover our operating cash requirements over the next 12 to 24 months. However, we may find it necessary or desirable to seek financing to support our capital needs and provide funds for additional strategic initiatives including acquiring or investing in complementary business, products, services, or technologies. Accordingly, this may require third-party financing or equity-based financing, such as issuance of common stock, preferred stock, or subordinated convertible debt securities and warrants, which would be dilutive to existing shareholders. We do not currently have any committed lines of credit or other available credit facilities that could be utilized for capital requirements, and it is uncertain whether such facilities could be obtained in sufficient amounts or on acceptable terms.

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment (SFAS 123R)”. SFAS 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board Opinion No. 25 (Opinion No. 25), “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires entities to recognize compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123R is effective for the first interim or annual reporting period that begins after June 15, 2005.

We are required to adopt SFAS No. 123R on June 25, 2005, using the modified prospective application method of SFAS 123R. Under the modified prospective application method, awards that are granted, modified or settled after the date of adoption will be measured and accounted for in accordance with SFAS 123R. Unvested equity-classified awards that were granted prior to the effective date would continue to be accounted for in accordance with SFAS No. 123 except that amounts must be recognized in the income statement. Adoption of SFAS No. 123R will not affect our cash flows, but it will reduce reported income and earnings per share because we currently use the intrinsic value method as permitted by Opinion No. 25. Accordingly, no compensation expense is currently recognized for share purchase rights granted under the Company’s employee stock option plans. The adoption of SFAS No. 123R will result in the Company recording compensation cost for employee stock options. Had the Company expensed employee stock options under SFAS No. 123 for the thirteen-week and twenty-six week periods ended December 24, 2004, the Company’s net loss would have increased by $1.2 million and $2.5 million, respectively, and net loss per share would have increased by $0.02 and $0.06, respectively.

In November 2004, the FASB issued SFAS No. 151 “Inventory Costs, an Amendment of ARB No.43 Chapter 4” (SFAS 151). SFAS 151 requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling be recognized as current-period charges rather than being included in inventory regardless of whether the costs meet the criterion of abnormal as defined in ARB 43. SFAS 151 is applicable for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company will adopt this standard on June 25, 2005 and does not expect the adoption will have a material impact on its financial statements.

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

The Company is exposed to foreign currency exchange rate risks inherent in its sales commitments, anticipated sales, and assets and liabilities denominated in currencies other than the United States dollar. We attempt to minimize exposure to currencies by managing our operating activities and net asset positions. As of December 24, 2004, our exposure to foreign currencies related primarily to intercompany foreign currency transactions where settlement is anticipated.

The Company does not use derivative instruments in its marketable securities portfolio. The Company classifies investments in its marketable securities portfolio as either available-for-sale or trading, and records them at fair value. For the Company’s available-for-sale securities, unrealized holding gains and losses are excluded from income and are recorded directly to shareholders’ equity in accumulated other comprehensive income, net of related deferred income taxes. For the Company’s trading securities, unrealized holding gains and losses are included in the statement of operations in the period they arise. Changes in interest rates are not expected to have a material effect on our financial condition or results of operations.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

Our chief executive officer and our chief financial officer have evaluated the effectiveness of our disclosure controls and procedures related to our reporting and disclosure obligations as of December 24, 2004, which is the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are sufficient to provide that material information relating to us, including our consolidated subsidiaries, is (a) made known to them by our other employees and the employees of our consolidated subsidiaries, particularly material information related to the period for which this periodic report is being prepared; and (b) recorded, processed, summarized, evaluated, and reported, as applicable, within the time period specified in the rules and forms promulgated by the Securities and Exchange Commission.

(b) Changes in Internal Control over Financial Reporting

There were no changes that occurred during the fiscal quarter ended December 24, 2004 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Shareholders

The Company’s annual meeting of shareholders was held on October 12, 2004. The record date was August 18, 2004, at which time there were 43,033,935 shares outstanding and entitled to vote at the annual meeting. The following items were submitted to a vote by shareholders.

1. The election of three directors to serve for a term of three years expiring in 2007.

2. Approval of C-COR’s Amended and Restated Incentive Plan.

3. Ratification of KPMG LLP as independent auditors for the 2005 fiscal year.

Anthony A. Ibarguen, John J. Omlor and James J. Tietjen were re-elected as directors to serve until the 2007 annual meeting of shareholders. The other members of the Company’s Board of Directors, David A. Woodle, I.N. Rendall Harper, Jr., James E Carnes, Michael J. Farrell, Rodney M. Royse and Lance T. Shaner, were not up for reelection at the 2004 annual meeting.

The voting results for the matters noted above are set forth as follows:

1. The election of three directors to serve for a term of three years expiring in 2007.

Name of Nominee	Votes For	Votes Against
Anthony A. Ibarguen	37,749,855	1,836,877
John J. Omlor	38,149,585	1,437,147
James J. Tietjen	36,991,416	2,595,316

2. Approval of C-COR’s Amended and Restated Incentive Plan.

Votes For	Votes Against	Abstained	Unvoted
19,756,580	7,990,220	76,357	11,763,575

3. Ratification of KPMG LLP as independent auditors for the 2005 fiscal year.

Votes For	Votes Against	Abstained
38,465,803	1,059,502	61,427

Item 6. Exhibits

The following exhibits are included herein:

(2)(1)	Member Interest Purchase Agreement by and among C-COR Incorporated, Broadband Management Solutions, LLC, nCUBE Corporation and nCUBE SUB, LLC dated as of October 20, 2004 (incorporated by reference to Exhibit 2(1) to the Registrant’s Form 10-Q for the quarter ended September 24, 2004).

(2)(2)	Amendment to Member Interest Purchase Agreement by and among C-COR Incorporated, Broadband Management Solutions, LLC, nCUBE Corporation and nCUBE SUB, LLC dated as of December 30, 2004 (incorporated by reference to Exhibit 2(2) to the Registrant’s Form 8-K dated December 30, 2004 and filed January 6, 2005).

(4)(1)	Indenture, dated as of December 31, 2004 between C-COR Incorporated and Wachovia Bank, National Association, as trustee (incorporated by reference to Exhibit 4(1) to the Registrant’s Form 8-K dated December 30, 2004 and filed January 6, 2005).

(4)(2)	Form of 3.5% Convertible Senior Unsecured Notes due 2009 (incorporated by reference to Exhibit A of Exhibit 4(1) to the Registrant’s Form 8-K dated December 30, 2004 and filed January 6, 2005).

(10)(1)	Revolving Line of Credit Facility with Citizens Bank, dated as of November 5, 2004 (incorporated by reference to the Registrant’s Form 8-K dated November 5, 2004 and filed November 17, 2004).

(10)(2)	Offer Letter for Michael J. Pohl, effective January 1, 2005 (incorporated by reference to the Registrant’s Form 8-K dated December 30, 2004 and filed January 6, 2005).

(10)(3)	Compensatory Arrangements with the Board of Directors and Certain Named Executive Officers.

(15)	Letter re: Unaudited Interim Financial Information.

(31)(1)	Rule 13a-14(a) and 15d-14(a) Certification of Chief Executive Officer

(31)(2)	Rule 13a-14(a) and 15d-14(a) Certification of Chief Financial Officer

(32)(1)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

(32)(2)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

C-COR Incorporated (Registrant)

Date: February 2, 2005	/s/ DAVID A. WOODLE
Chief Executive Officer

Date: February 2, 2005	/s/ WILLIAM T. HANELLY
Chief Financial Officer (Principal Financial Officer)

Date: February 2, 2005	/s/ JOSEPH E. ZAVACKY
Controller & Assistant Secretary (Principal Accounting Officer)