Form 10-Q
period 2005-03-25
C-COR INC
filed 2005-05-04
CIK 350621

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the thirteen-week period ended: March 25, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.05 Par Value - 47,731,887 shares as of April 13, 2005.

C-COR Incorporated

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

C-COR Incorporated:

We have reviewed the condensed consolidated balance sheet of C-COR Incorporated and subsidiaries as of March 25, 2005, the related condensed consolidated statements of operations for the thirteen-week and thirty-nine week periods ended March 25, 2005 and March 26, 2004, and the related condensed consolidated statements of cash flows for the thirty-nine week periods ended March 25, 2005 and March 26, 2004. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of C-COR Incorporated and subsidiaries as of June 25, 2004, and the related consolidated statements of operations, cash flows, and shareholders’ equity for the fiscal year then ended (not presented herein); and in our report dated August 13, 2004, except as to Note 24, which was as of September 3, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of June 25, 2004, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP
Harrisburg, Pennsylvania May 3, 2005

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

C-COR Incorporated

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	March 25, 2005	June 25, 2004
ASSETS
Current assets
Cash and cash equivalents	$23,217	$63,791
Restricted cash	3,080	1,637
Marketable securities	31,464	52,934
Accounts receivable, net	51,785	43,785
Unbilled receivables	3,306	3,494
Inventories	31,205	25,680
Deferred taxes	737	—
Other current assets	11,516	4,849

Total current assets	156,310	196,170
Property, plant, and equipment, net	20,605	17,697
Goodwill	132,205	38,312
Other intangible assets, net	16,382	10,752
Deferred taxes	51	754
Other long-term assets	4,014	3,200

Total assets	$329,567	$266,885

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$24,074	$23,571
Accrued liabilities	39,362	31,274
Deferred taxes	—	467
Current portion of long-term debt	152	158

Total current liabilities	63,588	55,470
Long-term debt, less current portion	35,649	772
Other long-term liabilities	5,906	2,381

Total liabilities	105,143	58,623

Commitments and contingencies
Shareholders’ equity
Preferred stock, no par value; authorized shares of 2,000,000; none issued	—	—
Common stock, $.05 par; authorized shares of 100,000,000; issued shares of 51,354,564 as of March 25, 2005 and 46,662,652 as of June 25, 2004	2,568	2,333
Additional paid-in capital	378,157	344,821
Accumulated other comprehensive income	7,289	5,013
Unearned compensation	(239)	(504)
Accumulated deficit	(129,001)	(109,051)
Treasury stock at cost, 3,645,850 shares as of March 25, 2005 and June 25, 2004	(34,350)	(34,350)

Shareholders’ equity	224,424	208,262

Total liabilities and shareholders’ equity	$329,567	$266,885

See notes to condensed consolidated financial statements.

C-COR Incorporated

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended
	March 25, 2005	March 26, 2004
Net sales:
Products	$36,714	$45,209
Services	11,443	13,218

Total net sales	48,157	58,427

Cost of sales:
Products	21,350	26,267
Services	10,896	8,655

Total cost of sales	32,246	34,922

Gross margin	15,911	23,505

Operating expenses:
Selling and administrative	17,137	12,158
Research and product development	10,666	5,539
Amortization of intangibles	1,684	550
Acquired in-process technology charge	4,000	—
Restructuring charge (recovery)	57	(109)

Total operating expenses	33,544	18,138

Income (loss) from operations	(17,633)	5,367
Other income (expense), net:
Interest expense	(309)	(27)
Investment income	242	394
Foreign exchange gain (loss)	132	(255)
Other income (loss), net	(183)	125

Income (loss) before income taxes	(17,751)	5,604
Income tax expense (benefit)	(402)	613

Net income (loss)	$(17,349)	$4,991

Net income (loss) per share:
Basic	$(0.37)	$0.13
Diluted	$(0.37)	$0.12
Weighted average common shares and common share equivalents:
Basic	47,402	39,012
Diluted	47,402	41,201

See notes to condensed consolidated financial statements.

C-COR Incorporated

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Thirty-nine Weeks Ended
	March 25, 2005	March 26, 2004
Net sales:
Products	$123,106	$136,475
Services	45,637	40,249

Total net sales	168,743	176,724

Cost of sales:
Products	72,455	82,539
Services	35,802	27,420

Total cost of sales	108,257	109,959

Gross margin	60,486	66,765

Operating expenses:
Selling and administrative	43,287	30,777
Research and product development	26,596	16,008
Amortization of intangibles	4,030	1,650
Acquired in-process technology charge	5,850	—
Restructuring charge (recovery)	676	(215)

Total operating expenses	80,439	48,220

Income (loss) from operations	(19,953)	18,545
Other income (expense), net:
Interest expense	(353)	(68)
Investment income	1,029	704
Foreign exchange gain	140	478
Gain on sale of bankruptcy trade claims	—	21,075
Other income, net	95	197

Income (loss) before income taxes	(19,042)	40,931
Income tax expense	908	1,391

Net income (loss)	$(19,950)	$39,540

Net income (loss) per share:
Basic	$(0.45)	$1.06
Diluted	$(0.45)	$1.02
Weighted average common shares and common share equivalents:
Basic	44,521	37,439
Diluted	44,521	38,835

See notes to condensed consolidated financial statements.

C-COR Incorporated

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Thirty-nine Weeks Ended
	March 25, 2005	March 26, 2004
Operating Activities:
Net income (loss)	$(19,950)	$39,540
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	8,590	8,561
Acquired in-process technology charge	5,850	—
Deferred income tax	(391)	647
Other, net	20	(31)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(223)	(2,204)
Inventories	1,112	6,085
Accounts payable	(4,553)	612
Accrued liabilities	1,552	(6,532)
Other	(5,571)	888

Net cash provided by (used in) operating activities	(13,564)	47,566

Investing Activities:
Purchase of property, plant, and equipment	(3,449)	(1,150)
Proceeds from the sale of marketable securities	28,442	315
Purchase of marketable securities	(6,867)	(41,500)
Acquisitions, net of cash acquired	(46,881)	—

Net cash used in investing activities	(28,755)	(42,335)

Financing Activities:
Payment of debt and capital lease obligations	(131)	(117)
Proceeds from issuance of common stock to employee stock purchase plan	225	5
Proceeds from exercise of stock options and stock warrants	847	9,684
Proceeds from issuance of common stock, net	—	69,574
Issue treasury stock for deferred compensation plan	—	15

Net cash provided by financing activities	941	79,161

Effect of exchange rate changes on cash	804	564

Increase (decrease) in cash and cash equivalents	(40,574)	84,956
Cash and cash equivalents at beginning of period	63,791	22,609

Cash and cash equivalents at end of period	$23,217	$107,565

Supplemental cash flow information:
Non-cash investing and financing activities
Common stock issued in connection with the acquisition of nCUBE	$32,589	$—
Long-term debt issued in connection with the acquisition of nCUBE	35,000	—
Fair value adjustment of available-for-sale securities	104	39

See notes to condensed consolidated financial statements

C-COR Incorporated

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands except per share data)

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and, in the opinion of management of C-COR Incorporated (the Company), contain all adjustments (consisting only of normal, recurring adjustments except as noted) necessary to fairly present the Company’s consolidated financial position as of March 25, 2005 and the consolidated results of operations for the thirteen-week and thirty-nine week periods ended March 25, 2005 and March 26, 2004. Operating results for the thirteen-week and thirty-nine week periods ended March 25, 2005 are not necessarily indicative of the results that may be expected for the year ending June 24, 2005 due to the cyclical nature of the industry in which the Company operates, timing of recognizing revenues from the sale of certain operational support software systems, fluctuations in currencies related to intercompany foreign currency transactions where settlement is anticipated, and changes in overall conditions that could affect the carrying value of the Company’s assets and liabilities. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the fiscal year ended June 25, 2004 (fiscal year 2004).

2. DESCRIPTION OF BUSINESS

The Company is a global provider of communications equipment, technical services and software solutions for two-way hybrid fiber coax broadband networks delivering video, voice and data. The Company operates in three industry segments: C-COR Access and Transport, C-COR Network Services, and C-COR Solutions.

The C-COR Access and Transport segment is responsible for the development, production, integration, management, support and sale of broadband network products, including advanced optical transport, radio frequency and digital video transport systems used in video, voice, and data applications.

The C-COR Network Services segment provides technical services for engineering, design, and deployment of advanced applications over broadband networks. With regional offices throughout the United States, this group of professionals provides outsourced operational services, network design and engineering, network integration, outside plant and construction services, and consulting to a variety of customers.

The C-COR Solutions segment is responsible for development, integration, management, implementation, support, and sale of video-on-demand systems, advertising insertion systems and our Integrated Services Management (ISM™) system, a modular suite of software applications designed for managing broadband networks and providing operational support.

For additional information regarding the Company’s reporting segments, see Note 16.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and financial reporting policies of the Company are in conformity with U.S. generally accepted accounting principles. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Management has discussed the development and selection of the Company’s critical accounting estimates with the audit committee of the Company’s Board of Directors and the audit committee has reviewed the Company’s related disclosures. A detailed description of the Company’s significant accounting policies is set forth in the Notes to Consolidated Financial Statements in the Company’s Form 10-K for fiscal year 2004, as filed with the United States Securities and Exchange Commission. There were no significant changes to the Company’s critical accounting policies during the thirty-nine week period ended March 25, 2005.

Marketable Securities

Marketable securities at March 25, 2005 and June 25, 2004 consisted of corporate obligations, municipal securities, collateralized mortgage obligations, asset-backed securities, mutual funds, equity securities, and certificates of deposit. The Company classifies its marketable securities portfolios as either available-for-sale or trading, and records them at fair value. For the Company’s available-for-sale securities, unrealized holding gains and losses are excluded from the statement of operations and are recorded directly to shareholders’ equity in accumulated other comprehensive income (loss), net of related deferred income taxes, if applicable. For the Company’s trading securities, unrealized holding gains and losses are included in the statement of operations in the period in which the gains and losses arise. The Company classifies marketable securities that are available for current operations as current assets. Marketable securities which are classified as non-current assets represent investments that are available to fund certain long-term liabilities. For additional information regarding Marketable Securities, see Note 6.

Fair Value of Financial Instruments

The carrying amounts of our financial instruments, including cash, cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their respective fair market values due to the short maturities of these financial instruments. The fair value of our senior unsecured convertible debt issued on December 31, 2004 and the Company’s other long-term borrowings was based on market prices for debt instruments of similar terms and comparable maturities. The fair value of the Company’s marketable securities is determined through information obtained from quoted market sources.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the sale price is fixed or determinable, and collectibility is reasonably assured.

Equipment:

Revenue from equipment sales and sales-type leases is generally recognized when the equipment has been shipped to the customer and delivery terms are origin-based (e.g., FOB Shipping Point and Ex-works). In some instances, delivery terms are destination-based (e.g. FOB Destination, Delivery duty unpaid (DDU) and Delivery duty paid (DDP)), and revenues are recognized upon the delivery of the equipment. In instances in which the agreement with the customer contains a customer acceptance clause, revenue is deferred until customer acceptance is obtained.

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

Software:

Software and associated system product revenues are recognized based on the guidance of AICPA Statement of Position (SOP) 97-2, “Software Revenue Recognition” (SOP 97-2), as amended. In multiple element arrangements, the Company allocates revenue to the various elements based on vendor-specific objective evidence (VSOE) of fair value. The Company’s VSOE of fair value is determined based on the price charged when the same element is sold separately. If VSOE of fair value does not exist for all elements in a multiple element arrangement, revenue is deferred until all undelivered elements without VSOE are delivered at which time the Company applies the residual method. If VSOE exists for the undelivered elements, the residual method is used to recognize revenue. Under the residual method, the fair value of the undelivered elements is deferred and recognized ratably, and the remaining portion of the arrangement is recognized as revenue upon delivery, which generally occurs on completion of implementation of the system.

For software license arrangements where professional services are being provided and are deemed to be essential to the functionality or are for significant production, modification, or customization of the software product, both the software and related system product revenue and the associated professional service revenue are recognized in accordance with the provisions of ARB 45 and SOP 81-1. Many of these software and system product arrangements are recognized using the completed-contract method as the Company does not have the ability to reasonably estimate contract costs at the inception of the contracts. Under the completed-contract method, revenue is recognized when the contract is complete, and all direct costs and related revenues are deferred until that time. Beginning in fiscal year 2005, the Company recognizes software license and associated professional services revenue for one of its software license products (mobile workforce management) using the percentage-of-completion method of accounting as the Company believes that its estimates of costs to complete and extent of progress toward completion of such contracts are reliable.

Software maintenance and support services fees are generally billed and collected in advance of the associated maintenance contract term. Maintenance and support services fees collected are recorded as deferred revenue and recognized ratably under the straight-line method over the term of the contract.

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

	Thirteen Weeks Ended
	March 25, 2005	March 26, 2004
Net income (loss)	$(17,349)	$4,991
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects, if applicable	(1,235)	(1,572)

Pro forma net income (loss)	$(18,584)	$3,419

Net income (loss) per share:
Basic – as reported	$(0.37)	$0.13
Basic – pro forma	$(0.39)	$0.09
Diluted – as reported	$(0.37)	$0.12
Diluted – pro forma	$(0.39)	$0.08

	Thirty-nine Weeks Ended
	March 25, 2005	March 26, 2004
Net income (loss)	$(19,950)	$39,540
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects if applicable	—	131
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects, if applicable	(3,603)	(5,621)

Pro forma net income (loss)	$(23,553)	$34,050

Net income (loss) per share:
Basic – as reported	$(0.45)	$1.06
Basic – pro forma	$(0.53)	$0.91
Diluted – as reported	$(0.45)	$1.02
Diluted – pro forma	$(0.53)	$0.90

Recent Accounting Pronouncements

In March 2005, the Financial Accounting Standards Board (FASB) published FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47), which will result in (a) more consistent recognition of liabilities relating to asset retirement obligations, (b) more information about expected future cash outflows associated with those obligations, and (c) more information about investments in long-lived assets because additional asset retirement costs will be recognized as part of the carrying amounts of the assets. FIN 47 clarifies that the term conditional asset retirement obligation as used in SFAS No. 143, “Accounting for Asset Retirement Obligations”, refers to a legal obligation to perform an asset retirement activity in which the time and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Uncertainty about the time and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Retrospective application of interim financial information is permitted but is not required. Early adoption of FIN 47 is encouraged. As FIN 47 was recently issued, the Company has not determined whether it will adopt FIN 47 early or whether FIN 47 will have a significant adverse effect on its financial position or results of operations.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment (SFAS 123R)”. SFAS 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board Opinion No. 25 (Opinion No. 25), “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires entities to recognize compensation cost for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123R is effective for the Company in the first annual reporting period that begins after June 15, 2005.

The Company is required to adopt SFAS No. 123R on June 25, 2005, using the modified prospective application method of SFAS 123R. Under the modified prospective application method, awards that are granted, modified or settled after the date of adoption will be measured and accounted for in accordance with SFAS 123R. Unvested equity-classified awards that were granted prior to the effective date would continue to be accounted for in accordance with SFAS No. 123 except that amounts must be recognized in the income statement. Adoption of SFAS No. 123R will not affect the Company’s cash flows, but it will reduce reported income and earnings per share because the Company currently uses the intrinsic value method as permitted by Opinion No. 25. Accordingly, no compensation cost is currently recognized for share purchase rights granted under the Company’s employee stock option plans. The adoption of SFAS No. 123R will result in the Company recording compensation cost for employee stock options. Had the Company expensed employee stock options under SFAS No. 123 for the thirteen-week and thirty-nine week periods ended March 25, 2005, the Company’s net loss would have increased by $1,235 and $3,602, respectively, and net loss per share would have increased by $0.02 and $0.08, respectively.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29” (SFAS 153). SFAS 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. This statement amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The implementation of SFAS 153 is not expected to have a material impact on the Company’s financial condition or results of operations.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an Amendment of ARB No. 43 Chapter 4” (SFAS 151). SFAS 151 requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling be recognized as current-period charges rather than being included in inventory regardless of whether the costs meet the criterion of abnormal as defined in ARB 43. SFAS 151 is applicable for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company will adopt SFAS 151 on June 25, 2005 and does not expect the adoption to have a material impact on its financial condition or results of operation.

4. BUSINESS COMBINATIONS

During the thirty-nine week period ended March 25, 2005, the Company completed three acquisitions:

Stargus, Inc.:

On July 16, 2004, the Company acquired all the outstanding securities of Stargus, Inc. (Stargus), a privately held company headquartered in Andover, Massachusetts. Stargus is a provider of comprehensive network and service management solutions for cable broadband operators. Stargus became part of the Company’s C-COR Solutions segment. The purchase price for the acquisition was $17,176, consisting of a cash payment of $17,000, subject to certain adjustments, and direct transaction costs of $176.

The Company recorded goodwill of $15,561 in the acquisition. None of the goodwill related to Stargus is expected to be deductible for tax purposes; however, the Company acquired the historical net operating losses and unused business credits of Stargus, subject to certain limitations.

Intangible assets acquired in the acquisition included $1,800 for completed technology and $150 for customer relationships, which are being amortized over their useful lives of three years. In addition, one of the acquired intangible assets was in-process research and development, representing research and development projects that were commenced but not yet completed at the date of acquisition, and which, if unsuccessful, have no alternative future use in the Company’s research and development activities or otherwise. The fair value allocated to in-process research and development as of the acquisition date was $200 based on a third-party valuation. The amount allocated to in-process research and development was charged to expense in the condensed consolidated statements of operations for the thirteen-week period ended September 24, 2004.

Optinel Systems, Inc.:

On September 3, 2004, the Company acquired certain assets and liabilities of Optinel Systems, Inc. (Optinel), a privately held company located in Elkridge, Maryland. Optinel is a provider of optical Ethernet transport solutions for residential and business services. Optinel became part of the Company’s C-COR Access and Transport segment. The purchase price for the acquisition was $9,604, consisting of a cash payment of $9,500, subject to certain adjustments, and direct transaction costs of $104. Additional cash payments of up to $6,000 are required to be made to Optinel shareholders if certain sales objectives are achieved within thirteen months from the date of acquisition. Upon satisfaction of this contingency, the additional consideration, if any, will be recorded as additional cost of the acquisition and recorded as goodwill.

The Company recorded goodwill of $4,989 in the acquisition, which is expected to be deductible for tax purposes.

Intangible assets acquired in the acquisition included $1,700 for completed technology and $210 for customer relationships, which are being amortized over their useful lives of five years. In addition, one of the acquired intangible assets was in-process research and development, representing research and development projects that were commenced but not yet completed at the date of acquisition, and which, if unsuccessful, have no alternative future use in the Company’s research and development activities or otherwise. The fair value allocated to in-process research and development as of the acquisition date was $1,650 based on a third-party valuation. The amount allocated to in-process research and development was charged to expense in the condensed consolidated statements of operations for the thirteen-week period ended September 24, 2004.

nCUBE Corporation:

On December 31, 2004, the Company acquired the business of nCUBE Corporation (nCUBE), a privately held company headquartered in Beaverton, Oregon. nCUBE is a worldwide provider of on-demand media and digital advertising systems. nCUBE became part of the Company’s C-COR Solutions segment. The acquisition of nCUBE adds capabilities to our existing suite of back office automation tools for network, content, subscriber, and workforce management, as broadband network operators’ transition to an Internet Protocol (IP) packet-based, On Demand delivery system. The purchase included a production and engineering facility in Beaverton, Oregon, and a sales and distribution office in the United Kingdom. The assets acquired consist primarily of accounts receivable, inventory, contractual rights and obligations, intellectual property and equipment which were used by nCUBE in its operations.

Consideration for the acquisition consisted of 4,500 shares of the Company’s common stock, $35,000 principal amount of the Company’s 3.5% senior unsecured 5-year convertible notes, $20,000 in cash, and the assumption of certain liabilities. The Company recorded estimated direct costs for the acquisition of approximately $933. The common stock portion of the purchase consideration was based upon the Company’s average common stock price over a period which included two days before and after the measurement date, which was October 22, 2004. Based upon the average common stock price, the aggregate purchase consideration was $88,522, excluding certain liabilities assumed. The purchase price was subject to a post-closing adjustment for working capital, as well as the transfer of the shares of the United Kingdom operation to the Company, which occurred in March 2005. The cash component of the consideration was funded from the Company’s existing operating cash balances.

The effective date of the acquisition was December 31, 2004. Accordingly, the results of operations of nCUBE are included in the consolidated financial statements from December 31, 2004. The acquisition was accounted for as a purchase and the excess of the purchase price and related costs over the fair value of the acquired net assets of the business was recorded as goodwill. The following table summarizes the estimated fair value of the net assets acquired from nCUBE, including goodwill, as of the effective date of the acquisition.

Accounts receivable	$6,418
Inventory	4,750
Other current assets	2,917
Property and equipment	2,931
Intangible assets	9,800
Goodwill	73,406

100,222
Current liabilities	(10,539)
Long-term liabilities	(1,161)

Total purchase price	$88,522

The Company recorded goodwill of $73,406 in the acquisition, of which approximately $68,814 is expected to be deductible for tax purposes.

Intangible assets acquired in the acquisition included $4,300 for completed technology and $1,500 for customer relationships, which are being amortized over their useful lives of three years. One of the acquired intangible assets was in-process research and development, representing research and development projects that were commenced but not yet completed at the date of the acquisition, and which, if unsuccessful, have no alternative future use in research and development activities or otherwise. The value allocated to in-process research and development as of the acquisition date was $4,000. The amount allocated to in-process research and development was charged to expense as an acquired in-process technology charge in the condensed consolidated statement of operations during the thirteen-week period ended March 25, 2005.

As of March 25, 2005, the net book value of intangible assets with definite useful lives resulting from all of the Company’s business combinations was $16,382. These intangible assets are being amortized over their estimated useful life of three to five years. The weighted average life remaining on these intangible assets is 29 months.

Pro Forma

The following selected unaudited pro forma information is provided to present a summary of the combined results of the Company’s operations, as if the acquisition of nCUBE had occurred as of June 27, 2003, after giving effect to purchase accounting adjustments. The pro forma data are for informational purposes only and may not necessarily reflect the results of operations of the Company had the operations acquired from nCUBE operated as part of the Company for the thirteen and thirty-nine week periods ended March 25, 2005 and March 26, 2004, respectively.

	Thirteen Weeks Ended
	March 25, 2005	March 26, 2004
Net sales	$48,157	$69,448
Net income (loss)	$(18,314)	$493
Net income (loss) per share – basic and diluted	$(0.38)	$0.01

	Thirty-nine Weeks Ended
	March 25, 2005	March 26, 2004
Net sales	$187,411	$205,126
Net income (loss)	$(34,463)	$26,664
Net income (loss) per share – basic	$(0.70)	$0.64
Net income (loss) per share – diluted	$(0.70)	$0.60

5. RESTRUCTURING COSTS

During the thirteen-week period ended December 24, 2004, the Company implemented a cost synergy program across its operations to improve its operating performance by aligning the Company’s cost structure with current business levels and eliminating redundancies resulting from acquisitions. For the thirteen-week and thirty-nine week periods ended March 25, 2005, the Company has recorded $57 and $676, respectively, of restructuring charges, representing employee termination benefits for 39 employees. Additional restructuring charges of $60 are expected to be recorded in the fourth quarter of fiscal year 2005 related to previously implemented actions, due to employee termination benefits contingent upon future services. In addition, the Company anticipates implementing further cost reduction initiatives in the fourth quarter of fiscal year 2005, the impact of which cannot be reliably estimated at this time.

The following table provides detail on the activity and remaining restructuring accrual balance by category as of March 25, 2005.

	Restructuring Accrual at June 25, 2004	Restructuring Charges in Fiscal Year 2005	Net Cash Paid	Restructuring Accrual at March 25, 2005
Employee severance and termination benefits	$39	$676	$(454)	$261
Contractual obligations and other	92	—	(92)	—

Total	$131	$676	$(546)	$261

Amounts accrued as of March 25, 2005 for employee severance will be paid out over bi-weekly periods through the first quarter of fiscal year 2006.

6. MARKETABLE SECURITIES

Marketable securities as of March 25, 2005 and June 24, 2004 consisted of the following:

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
March 25, 2005:
Available-for-sale
Corporate obligations	$19,101	$1	$(56)	$19,046
Municipal securities	1,700	—	—	1,700
Asset-backed securities	2,314	—	(5)	2,309
Collateralized mortgage obligations	2,416	—	(4)	2,412
Certificate of deposits	6,005	—	(9)	5,996
Equity securities	1	—	—	1

Total classified as current assets	$31,537	$1	$(74)	$31,464

Available-for-sale:
Mutual funds	$44	$3	$—	$47
Corporate obligations	46	—	(2)	44
Equity securities	118	10	—	128
Certificate of deposits	6	—	—	6
Trading:
Mutual funds	1,204	120	—	1,324

Total classified as non-current assets	$1,418	$133	$(2)	$1,549

June 25, 2004:
Available-for-sale
Corporate obligations	$22,403	$—	$(119)	$22,284
Municipal securities	17,400	—	—	17,400
Asset-backed securities	4,106	—	(19)	4,087
Collateralized mortgage obligations	4,204	—	(10)	4,194
Certificate of deposits	4,999	—	(32)	4,967
Equity securities	1	1	—	2

Total classified as current assets	$53,113	$1	$(180)	$52,934

Available-for-sale:
Mutual funds	$35	$5	$—	$40
Corporate obligations	66	—	(1)	65
Equity securities	142	12	—	154
Certificate of deposits	9	—	—	9
Trading:
Mutual funds	810	82	—	892

Total classified as non-current assets	$1,062	$99	$(1)	$1,160

The fair value of investments in debt securities at March 25, 2005 by contractual maturities is shown below. These debt securities, which are classified as available-for-sale, include corporate obligations and municipal securities.

March 25, 2005
Due in one year or less	$19,046
Due in one year through five years	44
Due in greater than ten years	1,700

Total	$20,790

The Company’s investments in municipal securities, which are classified above as due in greater than ten years, have a put option which enables the Company to put back the securities to the issuer for full principal and any accrued interest with seven day’s notice.

The Company periodically reviews its investment securities classified as available-for-sale for potential impairment and records impairment in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” This includes a review of the fair value of each investment security in relation to its book value, the current grade of the security, and other significant events. Based on management’s review, no investment securities were determined to be other than temporarily impaired and, as a result, no impairment charges were recorded in the thirteen-week or thirty-nine week periods ended March 25, 2005 and March 26, 2004.

The following table shows the gross unrealized losses and fair values of the Company’s investments in individual securities that have been in a continuous unrealized loss position deemed to be temporary for less than 12 months, aggregated by investment category, at March 25, 2005.

	Fair Value	Unrealized Loss
Corporate obligations	$7,265	$(18)
Asset-backed securities	1,852	(4)
Collateralized mortgage obligations	1,330	(2)
Certificate of deposits	5,996	(9)

Total	$16,443	$(33)

The following table shows the gross unrealized losses and fair values of the Company’s investments in individual securities that have been in a continuous unrealized loss position deemed to be temporary for more than 12 months, aggregated by investment category, at March 25, 2005.

	Fair Value	Unrealized Loss
Corporate obligations	$9,624	$(40)
Asset-backed securities	456	(1)
Collateralized mortgage obligations	947	(2)

Total	$11,027	$(43)

7. INVENTORIES

Inventories include material, labor and overhead and are stated at the lower of cost or market. Cost is determined on the first-in, first-out method. Inventories as of March 25, 2005 and June 25, 2004 consisted of the following:

	March 25, 2005	June 25, 2004
Finished goods	$9,964	$8,761
Work-in-process	4,482	3,806
Raw materials	16,759	13,113

Total inventories	$31,205	$25,680

8. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill was $132,205 and $38,312 as of March 25, 2005 and June 25, 2004, respectively. As of March 25, 2005 and June 25, 2004, goodwill was allocated by segment as follows:

	March 25, 2005	June 25, 2004
C-COR Access and Transport:
United States	$16,683	$12,160
Europe	7,171	6,839
Asia	980	875

	24,834	19,874
C-COR Solutions:
United States	99,801	11,221
Europe	339	—
Asia	254	240

	100,394	11,461
C-COR Network Services:
United States	6,977	6,977

Total	$132,205	$38,312

During the thirty-nine week period ended March 25, 2005, goodwill increased $93,893, of which $93,442 related to acquisitions and $451 related to fluctuations in foreign currency exchange rates.

Under SFAS 142, “Goodwill and Other Intangible Assets”, goodwill is no longer amortized. Rather, goodwill is subject to a periodic impairment test based on its fair value. The Company has selected the end of its third fiscal quarter of each year to reassess the value of its reporting units and related goodwill balance, or at other times if events have occurred or circumstances exist that indicate the carrying amount of goodwill may not be recoverable. The Company obtained an independent appraisal as of March 25, 2005 to assess the fair value of its reporting units, to determine whether goodwill carried on its books was impaired and the extent of such impairment, if any. The independent appraisal used the income approach to measure the fair value of the Company’s business units. Management’s assumptions regarding estimates of operating results and expected cash flows for each business unit were provided to the independent appraiser, along with historical operating performance. Under the income approach, fair value is dependent on the present value of future economic benefits to be derived from ownership. Future net cash flows available for distribution are discounted at market-based rates of return to provide indications of the value. Based upon this independent appraisal, the Company determined that its current goodwill balances were not impaired as of March 25, 2005.

Other intangible assets as of March 25, 2005 and June 25, 2004 consisted of the following:

	March 25, 2005	June 25, 2004
Cost of intangibles:
Purchased technology	$18,400	$10,600
Customer relationships	5,010	3,150
Covenants not-to-compete	860	860
Patents and trademarks	1,200	1,200

Total cost of intangibles	25,470	15,810

Less accumulated amortization:
Purchased technology	(4,701)	(2,069)
Customer relationships	(2,749)	(1,779)
Covenants not-to-compete	(438)	(43)
Patents and trademarks	(1,200)	(1,167)

Total accumulated amortization	(9,088)	(5,058)

Total other intangible assets, net	$16,382	$10,752

9. LETTER OF CREDIT AGREEMENT

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

As of March 25, 2005, the aggregate amount of letters of credit issued under the Agreement was $3,009. A cash compensating balance of $3,080 (includes interest earned on account) is maintained to secure the letters of credit. The cash compensating balance is classified as restricted cash on the condensed consolidated balance sheet.

10. LONG-TERM DEBT

On December 31, 2004, the Company issued $35,000 of its 3.5% senior unsecured convertible notes (the “Notes”) due on December 31, 2009 in a private placement as part of the consideration for the nCUBE acquisition. The Notes are unsecured senior obligations of the Company, equal in right of payment to all of the Company’s existing and future senior unsecured indebtedness and senior in right of payment to any of the Company’s future subordinated indebtedness. In addition, the Notes are effectively subordinated to any of the Company’s existing and future secured indebtedness to the extent of the assets securing such indebtedness and structurally subordinated to the indebtedness and other liabilities of the Company’s subsidiaries. The Notes pay interest semi-annually at an annual rate of 3.5% on June 30 and December 30 beginning June 30, 2005. Each Note may be converted by the holder, at its option, into shares of the Company’s common stock at a conversion rate of 81.0905 shares per one thousand dollars of principal amount of the Note (as may be adjusted upon the occurrence of certain specified events), for an aggregate of 2,838 potential common shares. The Notes will be convertible at any time before the close of business on the maturity date, unless the Company has previously repurchased the Notes.

In the event of a change of control of the Company, each holder of a Note shall have the right to require the Company to repurchase such holder’s Notes. Upon this repurchase, the holder of the Note shall receive the purchase price, which is set forth in the Notes and varies depending on the date of the repurchase and the Company’s stock price at the time of repurchase, together with any accrued but unpaid interest up to, but not including, the date of the repurchase. On any date on or after December 31, 2007, and prior to maturity, the Notes may be redeemed at the option of the Company, in whole or in part, at a redemption price equal to 100% of the principal amount of the Notes, together with any accrued but unpaid interest up to, but not including, the date of redemption.

The Notes are subject to customary events of default, the occurrence of which could lead to an acceleration of the Company’s obligations thereunder. The events of default under the Indenture include default on the payment of interest or principal on the Notes, the Company’s failure to convert the Notes upon exercise, the Company’s failure to provide notice to holders of the Notes upon a change of control and the acceleration of the maturity of indebtedness of the Company or its subsidiaries in an aggregate amount of $20,000 or more that is not rescinded, stayed or annulled within 30 days after written notice of default is provided by the lender of such indebtedness.

The Notes are classified as a long-term debt on the condensed consolidated balance sheets as of March 25, 2005. The Company incurred debt issuance costs of $37 as of March 25, 2005, which are being amortized to earnings on a straight-line basis over the life of the Notes.

11. ACCRUED LIABILITIES

Accrued liabilities as of March 25, 2005 and June 25, 2004 consisted of the following:

	March 25, 2005	June 25, 2004
Accrued incentive plan expense	$—	$2,392
Accrued vacation expense	4,130	2,920
Accrued salary expense	2,820	3,090
Accrued payroll benefits	626	543
Accrued sales and value added tax	2,653	337
Accrued warranty expense	6,317	10,065
Accrued workers’ compensation expense	741	524
Accrued restructuring costs	261	131
Accrued income taxes payable	3,774	3,630
Deferred revenue	11,050	2,143
Accrued other	6,990	5,499

	$39,362	$31,274

12. NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding and potential common shares outstanding. Potential common shares result from the assumed exercise of outstanding stock options and warrants, having a dilutive effect calculated under the treasury stock method using the average market price for the period and from the potential conversion of the Company’s 3.5% senior unsecured convertible debt, calculated under the if-converted method. In addition, in computing the dilutive effect of the convertible debt, the net income (loss) is adjusted to add back the after-tax amount of interest and amortized debt issuance costs recognized in the period associated with our convertible debt. Any potential shares that are antidilutive are excluded from the effect of dilutive securities.

Net income (loss) per share is calculated as follows:

	Thirteen Weeks Ended
	March 25, 2005	March 26, 2004
Basic net income (loss) per share:
Net income (loss)	$(17,349)	$4,991

Weighted average common shares outstanding	47,402	39,012
Basic net income (loss) per share	$(0.37)	$0.13
Diluted net income (loss) per share:
Net income (loss)	$(17,349)	$4,991
Interest and expense related to 3.5% senior unsecured convertible debt	—	—

Income (loss) for purposes of computing diluted net income (loss) per share	$(17,349)	$4,991

Weighted average common shares outstanding Plus:	47,402	39,012
Effect of stock options and warrants	—	2,189
3.5% senior unsecured convertible debt	—	—

Weighted average common shares and common share equivalents	47,402	41,201

Diluted net income (loss) per share:	$(0.37)	$0.12

For the thirteen-week period ended March 25, 2005, total potential common shares of 8,642, representing 2,620 common shares from the assumed conversion of 3.5% senior unsecured convertible debt and 6,022 common shares related to stock options and warrants were excluded from the diluted net income (loss) per share calculation because they were antidilutive. For the thirteen-week period ended March 26, 2004, stock options and warrants representing 781 common shares were excluded from the diluted net income (loss) per share calculation because they were antidilutive.

	Thirty-nine Weeks Ended
	March 25, 2005	March 26, 2004
Basic net income (loss) per share:
Net income (loss)	$(19,950)	$39,540

Weighted average common shares outstanding	44,521	37,439
Basic net income (loss) per share	$(0.45)	$1.06

Diluted net income (loss) per share:
Net income (loss)	$(19,950)	$39,540
Interest and expense related to 3.5% senior unsecured convertible debt	—	—

Income (loss) for purposes of computing diluted net income (loss) per share	$(19,950)	$39,540

Weighted average common shares outstanding Plus:	44,521	37,439
Effect of stock options and warrants	—	1,396
3.5% senior unsecured convertible debt	—	—

Weighted average common shares and common share equivalents	44,521	38,835

Diluted net income (loss) per share:	$(0.45)	$1.02

For the thirty-nine week period ended March 25, 2005, total potential common shares of 6,641, representing 873 common shares from the assumed conversion of 3.5% senior unsecured convertible debt and 5,768 common shares related to stock options and warrants were excluded from the diluted net income (loss) per share calculation because they were antidilutive. For the thirty-nine week period ended March 26, 2004, stock options and warrants representing 2,766 common shares were excluded from the diluted net income (loss) per share calculation because they were antidilutive.

13. COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive income, net of tax if applicable, are as follows:

	March 25, 2005	June 25, 2004
Unrealized loss on marketable securities	$(58)	$(162)
Foreign currency translation gain	7,347	5,175

Accumulated other comprehensive income	$7,289	$5,013

The components of comprehensive income (loss) for the thirteen-week and thirty-nine week periods ended March 25, 2005 and March 26, 2004 are as follows:

	Thirteen Weeks Ended
	March 25, 2005	March 26, 2004
Net income (loss)	$(17,349)	$4,991
Other comprehensive income:
Unrealized gain on marketable securities	30	16
Foreign currency translation loss	(1,264)	(445)

Other comprehensive loss	(1,234)	(429)

Comprehensive income (loss)	$(18,583)	$4,562

	Thirty-nine Weeks Ended
	March 25, 2005	March 26, 2004
Net income (loss)	$(19,950)	$39,540
Other comprehensive income:
Unrealized gain on marketable securities	104	39
Foreign currency translation gain	2,172	2,685

Other comprehensive income	2,276	2,724

Comprehensive income (loss)	$(17,674)	$42,264

The Company accounts for certain intercompany loans that are denominated in various foreign currencies as being permanent in nature, as settlement is not planned or anticipated in the foreseeable future. As such, foreign currency translation gains and losses related to these loans are excluded from net income (loss) and reported as a component of other comprehensive income.

14. INCOME TAXES

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

Management concluded during the third quarter of fiscal year 2003 that a valuation allowance against net deferred tax assets was appropriate, primarily as a result of the cumulative losses during fiscal years 2001, 2002 and 2003, and recorded a valuation allowance as of that date. The Company expects to maintain the valuation allowance on deferred tax assets until it can sustain a level of profitability in the applicable tax jurisdictions that demonstrates its ability to utilize these assets. As of March 25, 2005, a valuation allowance on substantially all of the deferred tax assets remains, except in certain foreign jurisdictions where the Company is profitable. Income tax benefit for the thirteen-week period ended March 25, 2005 arose primarily from the reversal of valuation allowances in certain foreign jurisdictions during the period. Income taxes for the thirteen-week and thirty-nine week periods ended March 25, 2005 also included deferred tax expense and current taxes paid or payable in those foreign jurisdictions where the Company is profitable.

Under recent changes in United States tax law, the American Jobs Creation Act of 2004 provides, under certain circumstances, for an 85% dividends received deduction for qualified cash dividends received from controlled foreign corporations if the funds are reinvested in the U.S. The deduction can result in a much lower rate of U.S. tax on those earnings than the U.S. statutory rate of 35%. The Company has not yet completed its evaluation of the effect of the new tax law on its plans for reinvestment or repatriation of foreign earnings; therefore, it is uncertain whether the Company will repatriate these earnings in fiscal years 2005 or 2006. If foreign earnings were repatriated, the effect would likely be to reduce the Company’s U.S. net operating loss carryforwards and corresponding valuation allowance, provide foreign tax credit carryforwards that would be offset with a valuation allowance and, to the extent the dividends were subject to withholding tax in the foreign jurisdiction, result in additional foreign tax expense. The range of these income tax effects has not been determined. The Company expects to complete its evaluation during fiscal year 2006.

15. GUARANTEES

As of March 25, 2005, the Company did not have any outstanding guarantees, except for product warranties. The Company warrants its products against defects in materials and workmanship, generally for one-to-five years depending upon product lines and geographic regions. A provision for estimated future costs related to warranty activities is recorded when the product is shipped, based upon historical experience of product failure rates and historical costs incurred in correcting product failures. In addition, from time to time, the recorded amount is adjusted for specifically identified warranty exposures where unforeseen technical problems arise.

The Company’s C-COR Solutions segment licenses software to its customers under written agreements. Each agreement contains the relevant terms of the contractual arrangement with the customer, and generally includes provisions for indemnifying the customer against losses, expenses, and liabilities from damages that may be awarded against the customer in the event the software is found to infringe upon certain intellectual property rights of a third party. The agreement generally limits the scope of and remedies for such indemnification obligations in a variety of industry-standard respects. The Company has not identified any losses that are probable under these provisions and, accordingly, no liability related to these indemnification provisions has been recorded.

Changes in the Company’s warranty liability during the thirty-nine week period ended March 25, 2005 are as follows:

Balance as of June 25, 2004	$10,065
Warranties issued during the period	1,570
Fair value of warranty liability acquired in acquisition	60
Settlements made during the period	(2,776)
Changes in the liability for pre-existing warranties during the period	(2,602)

Balance as of March 25, 2005	$6,317

16. SEGMENT INFORMATION

The Company operates in three industry segments: C-COR Access and Transport, C-COR Network Services, and C-COR Solutions. During the thirteen week period ended March 25, 2005, the Company renamed its three operating business units which align with the Company’s reporting segments. The former Broadband Communication Products, Broadband Network Services, and Broadband Management Solutions segments have been renamed C-COR Access and Transport, C-COR Network Services, and C-COR Solutions, respectively. In addition, due to changes in the structure of the Company’s internal organizations affecting the composition of its reportable segments, the Company has restated the segment information for the thirteen-week and thirty-nine week periods ended March 26, 2004, to conform to the current year presentation.

The “management approach” required under SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” has been used to present the following segment information. This approach is based upon the way the management of the Company organizes segments within an enterprise for making operating decisions and assessing performance.

The following costs and asset categories are not allocated to segments and are reflected in the table as “unallocated items”:

•	Corporate selling, general and administrative expenses, and technology oversight functions;

•	Restructuring costs;

•	Acquired in-process technology charges;

•	Income tax expense (benefit); and

•	Identifiable assets of cash and cash equivalents, marketable securities and other short-term investments, and certain other long-term corporate assets.

Information about industry segments for the thirteen-week and thirty-nine week periods ended March 25, 2005 and March 26, 2004 is as follows:

	C-COR Access and Transport	C-COR Network Services	C-COR Solutions	Unallocated	Total
13 week period ended March 25, 2005
Net sales	$36,714	$5,637	$5,806	$—	$48,157
Depreciation and amortization	1,368	111	1,154	473	3,106
Income (loss) from operations	7,206	(2,431)	(4,571)	(17,837)	(17,633)
Income tax expense (benefit)	—	—	—	(402)	(402)
Identifiable assets at March 25, 2005	114,383	30,325	158,908	25,951	329,567
Capital expenditures	369	23	74	521	987

13 week period ended March 26, 2004
Net sales	$45,209	$9,889	$3,329	$—	$58,427
Depreciation and amortization	1,453	134	59	966	2,612
Income (loss) from operations	11,951	1,376	790	(8,750)	5,367
Income tax expense	—	—	—	613	613
Identifiable assets at March 26, 2004	78,849	29,010	2,663	148,877	259,399
Capital expenditures	58	93	17	131	299

39 week period ended March 25, 2005
Net sales	$123,106	$33,718	$11,919	$—	$168,743
Depreciation and amortization	4,901	372	2,024	1,293	8,590
Income (loss) from operations	24,512	1,775	(7,043)	(39,197)	(19,953)
Income tax expense	—	—	—	908	908
Identifiable assets at March 25, 2005	114,383	30,325	158,908	25,951	329,567
Capital expenditures	1,946	244	295	964	3,449

39 week period ended March 26, 2004
Net sales	$136,475	$30,390	$9,859	$—	$176,724
Depreciation and amortization	4,932	469	219	2,941	8,561
Income (loss) from operations	36,868	3,120	2,315	(23,758)	18,545
Income tax expense	—	—	—	1,391	1,391
Identifiable assets at March 26, 2004	78,849	29,010	2,663	148,877	259,399
Capital expenditures	505	205	49	391	1,150

The Company and its subsidiaries operate in various geographic areas. The table below presents the Company’s operations in the following geographic areas:

	Thirteen Weeks Ended
	March 25, 2005	March 26, 2004
Sales:
United States	$30,530	$42,187
Europe	11,228	8,088
Asia	3,622	5,744
Canada	724	1,490
Latin America	2,053	918

Total	$48,157	$58,427

	Thirty-nine Weeks Ended
	March 25, 2005	March 26, 2004
Sales:
United States	$109,026	$130,084
Europe	40,679	21,810
Asia	9,221	16,394
Canada	2,140	3,928
Latin America	7,677	4,508

Total	$168,743	$176,724

Property, plant, and equipment, net, by geographic region is as follows:

	March 25, 2005	March 26, 2004
United States	$19,125	$17,237
Europe	714	636
Other	766	538

Total	$20,605	$18,411

17. LEGAL PROCEEDINGS

SeaChange International, Inc. (SeaChange) filed a suit against nCUBE, a business the Company acquired on December 31, 2004. The suit was filed in Federal district court in Delaware on June 13, 2000 for infringement of U.S. Patent No. 5,862,312 entitled Loosely Coupled Mass Storage Computer Cluster (the ‘312 patent). The trial began on September 18, 2000 to determine the sole issue of the validity of the ‘312 patent. At the conclusion of the trial on September 25, 2000, the district court entered a judgment that nCUBE infringed the ‘312 patent and that such claims of infringement were not invalid. No monetary damages were awarded. nCUBE appealed the district court’s judgment to the United States Court of Appeals for the Federal Circuit. Oral arguments were heard on February 11, 2005 and the parties await the disposition of those arguments by the appellate court.

Immediately following the jury’s verdict, and based on design modifications agreed to by SeaChange during the trial, nCUBE made a minor change to its data storage design, and the Company’s products have not experienced any loss in performance.

In the opinion of management, the ultimate resolution of the SeaChange suit and other routine matters will not have a material effect on the Company’s business, its financial position or results of operations.

From time to time, the Company is a party to litigation and claims that arise in the ordinary course of business.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion addresses the financial condition of C-COR Incorporated as of March 25, 2005, and the results of our operations for the thirteen-week and thirty-nine week periods ended March 25, 2005, compared to the same periods of the prior fiscal year. This discussion should be read in conjunction with the Management’s Discussion and Analysis section for the fiscal year ended June 25, 2004, included in the Company’s Annual Report on Form 10-K.

Disclosure Regarding Forward-Looking Statements

Some of the information presented in this report contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, among others, our ability to develop and expand our product offerings, our continued investment in research and product development, fluctuations in network upgrade activity and the level of future network upgrade activity, the trend toward more fiber in the network, the migration of hybrid fiber coax networks to networks based on all-digital Internet Protocol (IP) packet technology, fluctuations in the global demand for our products, services and software, potential charges resulting from start-up and integration costs associated with acquisitions, anticipated software sales and associated gross margins in future quarters, the effect of revenue levels in general, sales mix, competitive pricing, the timing of new product introductions and the timing of deployments of our operational support software systems on our future overall gross margin, the impact of the nCUBE Corporation (nCUBE) acquisition on our gross margins, our expectation to maintain valuation allowances related to net tax benefits arising from temporary differences and operating loss carryforwards, the deductibility of goodwill recorded by the Company in connection with acquisitions, our intention to continue our initiatives to achieve cost-effective operations, including the possibility of undertaking additional restructuring initiatives, the anticipation of receiving additional funds held in escrow, pending certain contingencies, related to the sale of our trade claims against Adelphia Communications (Adelphia) and affiliates, the effect of the SeaChange litigation, and routine legal matters, statements relating to our business strategy and the effect of accounting pronouncements required to be adopted by the Company. Forward-looking statements represent our judgment regarding future events. Although we believe we have a reasonable basis for these forward-looking statements, we cannot guarantee their accuracy and actual results may differ materially from those anticipated due to a number of known and unknown uncertainties. Factors that could cause actual results to differ from expectations include, among others, capital spending patterns of the communications industry, our ability to develop new and enhanced products, continued industry consolidation, the development of competing technologies, changes in the credit profiles of major customers that would lead us to restrict new product shipments or record an increase in the allowance for doubtful accounts, timing of recognizing software revenues, changes in our sales mix, the effect of competitive pricing, the success of our initiatives to achieve cost-effective operations, our ability to integrate our operations and the operations of companies we have acquired, and our ability to achieve our strategic objectives. For additional information concerning these and other important factors that may cause our actual results to differ materially from expectations and underlying assumptions, please refer to the reports filed by us with the Securities and Exchange Commission.

Business Overview

We are a global provider of communications equipment, technical services and software solutions for two-way hybrid fiber coax broadband networks delivering video, voice and data. We operate in three industry segments: C-COR Access and Transport, C-COR Network Services, and C-COR Solutions. During the thirteen week period ended March 25, 2005, we renamed our three operating business units which align with our reporting segments. The former Broadband Communication Products, Broadband Network Services, and Broadband Management Solutions segments have been renamed C-COR Access and Transport, C-COR Network Services, and C-COR Solutions, respectively.

Our C-COR Access and Transport segment is responsible for the development, production, integration, management, support and sale of broadband network products, including advanced optical transport, radio frequency and digital video transport systems used in video, voice, and data applications.

Our C-COR Network Services segment provides technical services for engineering, design, and deployment of advanced applications over broadband networks. With regional offices throughout the United States, this group of professionals provides outsourced operational services, network design and engineering, network integration, outside plant and construction services, and consulting to a variety of customers.

Our C-COR Solutions segment is responsible for development, integration, management, implementation, support, and sale of video-on-demand systems, advertising insertion systems and our Integrated Services Management (ISM™) system, a modular suite of software applications designed for managing broadband networks and providing operational support.

Net sales for the thirteen week period ended March 25, 2005 were $48.2 million, a decrease of 18% from the $58.4 million recorded in the same period a year earlier, reflecting lower revenues from the sales of products and technical services, which were partially offset by higher revenues from software licenses and maintenance revenues for operational support systems software solutions. Net sales of nCUBE for twelve weeks are included in the quarter ended March 25, 2005. Our largest customers during the quarter were Time Warner Cable and Adelphia Communications, accounting for 18% and 10%, respectively, of net sales. Both selling and administrative expense and research and product development expense increased during the quarter, primarily as a result of acquisitions.

On December 31, 2004, we completed the acquisition of the business of nCUBE, a privately held company headquartered in Beaverton, Oregon. nCUBE is a worldwide provider of on-demand media and digital advertising systems. nCUBE became part of our C-COR Solutions segment. Consideration for the acquisition consisted of 4.5 million shares of our common stock, $35.0 million principal amount of our 3.5% senior unsecured 5-year convertible notes, $20.0 million in cash, and the assumption of certain liabilities. The Company recorded estimated direct costs for the acquisition of approximately $933,000. The common stock portion of the purchase consideration was based upon our average common stock price over a period which included two days before and after the measurement date, which was October 22, 2004. Based upon the average common stock price, the aggregate purchase consideration was $88.5 million, excluding certain liabilities assumed. The cash component of the consideration was funded from our existing cash balances. We recorded goodwill of $73.4 million in the acquisition, of which, approximately $68.8 million is expected to be deductible for tax purposes. Intangible assets acquired in the acquisition included $4.3 million for completed technology and $1.5 million for customer relationships, which are being amortized over their useful lives of three years. One of the acquired intangible assets was in-process research and development, representing research and development projects that were commenced but not yet completed at the date of the acquisition, and which if unsuccessful, have no alternative future use in research and development activities or otherwise. The value allocated to in-process research and development as of the acquisition date was $4.0 million. The amount allocated to in-process research and development was charged to expense as an acquired in-process technology charge in the condensed consolidated statement of operations during the thirteen-week period ended March 25, 2005.

Since the beginning of calendar year 2004, we have completed five acquisitions. These acquisitions further our strategic plan to provide products, services and software solutions to support the anticipated migration of today’s hybrid fiber coax networks to networks based on all-digital, Internet Protocol (IP) packet technology. Our acquisitions have significantly increased our goodwill and other intangible assets. At March 25, 2005, we had recorded $132.2 million of goodwill and $16.4 million of other intangible assets. While goodwill is no longer amortized, we are required to assess whether goodwill is impaired at least annually and more frequently if circumstances warrant. Any impairment of goodwill could result in a substantial charge to earnings, which would have a material adverse effect on our results of operation and financial position in the period in which such impairment is recorded. For additional information regarding goodwill and other intangibles, see Note 8.

With the addition of the nCUBE business, we expect that our C-COR Solutions segment will contribute a higher proportion of net sales in the future. A large proportion of revenues in this segment are derived from sales under multiple element arrangements whereby revenues are recognized using the completed contract method of accounting upon completion and customer acceptance. As a result, reported net sales could fluctuate significantly in this segment. In addition, revenue is being recognized ratably over the delivery period on certain contracts which results in an increase in deferred revenue balances and a delay in recognition of revenue.

Results of Operations

The following table contains information regarding the percentage of net sales of our condensed consolidated statements of operations for the thirteen-week and thirty-nine week periods ended March 25, 2005 and March 26, 2004.

	Percentages of Net Sales
	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	March 25, 2005	March 26, 2004	March 25, 2005	March 26, 2004
Net sales:
Products	76.2%	77.4%	73.0%	77.2%
Services	23.8	22.6	27.0	22.8

Total net sales	100.0	100.0	100.0	100.0

Cost of sales:
Products	44.4	45.0	42.9	46.7
Services	22.6	14.8	21.2	15.5

Total cost of sales	67.0	59.8	64.1	62.2

Gross margin	33.0	40.2	35.9	37.8

Operating expenses:
Selling and administrative	35.6	20.8	25.6	17.4
Research and product development	22.2	9.5	15.8	9.1
Amortization of other intangibles	3.5	0.9	2.4	0.9
Acquired in-process technology charge	8.3	0.0	3.5	0.0
Restructuring charge (recovery)	0.0	(0.2)	0.4	(0.1)

Total operating expenses	69.6	31.0	47.7	27.3

Income (loss) from operations	(36.6)	9.2	(11.8)	10.5

Interest expense	(0.6)	(0.1)	(0.2)	0.0
Investment income	0.5	0.7	0.6	0.4
Foreign exchange gain (loss)	0.3	(0.4)	0.1	0.3
Gain on sale of bankruptcy claims	0.0	0.0	0.0	11.9
Other income (expense), net	(0.4)	0.2	0.0	0.1

Income (loss) before income taxes	(36.8)	9.6	(11.3)	23.2
Income tax expense (benefit)	(0.8)	1.1	0.5	0.8

Net income (loss)	(36.0)%	8.5%	(11.8)%	22.4%

The tables below set forth our net sales for the thirteen-week and thirty-nine week periods ended March 25, 2005 and March 26, 2004, for each of our reportable segments.

	Thirteen Weeks Ended
	(in millions of dollars)

	March 25, 2005		Change from Prior Period %	March 26, 2004
Operating Segment	Net Sales	%		Net Sales	%
C-COR Access and Transport	$36.7	76	(19)	$45.2	77
C-COR Network Services	5.7	12	(42)	9.9	17
C-COR Solutions	5.8	12	76	3.3	6

	$48.2	100	(18)	$58.4	100

	Thirty-nine Weeks Ended
	(in millions of dollars)

	March 25, 2005		Change from Prior Period %	March 26, 2004
Operating Segment	Net Sales	%		Net Sales	%
C-COR Access and Transport	$123.1	73	(10)	$136.5	77
C-COR Network Services	33.7	20	11	30.4	17
C-COR Solutions	11.9	7	21	9.8	6

	$168.7	100	(5)	$176.7	100

The tables below sets forth our net sales for the thirteen-week and thirty-nine week periods ended March 25, 2005 and March 26, 2004, by geographic region.

	Thirteen Weeks Ended
	(in millions of dollars)

	March 25, 2005		Change from Prior Period %	March 26, 2004
Geographic Region	Net Sales	%		Net Sales	%
United States	$30.6	63	(28)	$42.2	72
Europe	11.2	23	38	8.1	14
Asia	3.6	8	(37)	5.7	10
Canada	.7	2	(53)	1.5	3
Latin America	2.1	4	133	.9	1

Consolidated	$48.2	100	(18)	$58.4	100

	Thirty-nine Weeks Ended
	(in millions of dollars)

	March 25, 2005		Change from Prior Period %	March 26, 2004
Geographic Region	Net Sales	%		Net Sales	%
United States	$109.0	65	(16)	$130.1	74
Europe	40.7	24	87	21.8	12
Asia	9.2	5	(44)	16.4	9
Canada	2.1	1	(46)	3.9	2
Latin America	7.7	5	71	4.5	3

Consolidated	$168.7	100	(5)	$176.7	100

Net Sales. Net sales decreased 18% and 5% for the thirteen-week and thirty-nine week periods ended March 25, 2005, compared to the same periods of the prior year. The lower revenues for the thirteen-week and thirty-nine week periods resulted from a decrease in product sales to certain customers, and were also impacted by the timing of new orders received during the later part of the quarter ended March 25, 2005. In addition, lower technical service sales resulted from the wind-down of upgrade projects with Adelphia, as expected during the period. The decreases were partially offset by increased sales for operational support systems software solutions, including the impact of sales from the nCUBE acquisition during the periods.

C-COR Access and Transport segment sales decreased 19% and 10% for the thirteen-week and thirty-nine week periods ended March 25, 2005, respectively, compared to the same periods of the prior year. The decreases were primarily driven by reduced shipments to Adelphia and Comcast Communications (Comcast), which were partially offset by increased shipments to customers in Europe and Latin America. Sales of radio frequency amplifiers were $22.9 million and $71.6 million for the thirteen week and thirty-nine week periods ended March 25, 2005, compared with $29.6 million and $80.7 million for the same periods of the prior year. Optical product sales were $13.8 million and $51.5 million for the thirteen week and thirty-nine week periods ended March 25, 2005, compared with $15.6 million and $55.8 million for the same periods of the prior year. Shifts in product mix resulted from new build and upgrade requirements, which depend on the network architecture deployed by our customers. We anticipate sales of C-COR Access and Transport will be higher in the fourth quarter of fiscal year 2005 due to the increased level of backlog, compared to the quarter ended March 25, 2005.

C-COR Network Services segment sales decreased 42% for the thirteen-week period ended March 25, 2005, compared to the same period of the prior year. The lower sales for the quarter were the result of the wind-down of the Adelphia upgrade projects, which had accounted for a substantial portion of revenues in this segment over the prior three quarters, and the timing of new orders from other customers to replace that work. C-COR Network Services segment sales increased 11% for the thirty-nine week period ended March 25, 2005, compared to the same period of the prior year. The increase resulted from the upgrade projects with Adelphia. We expect C-COR Network Services sales to be higher in the fourth quarter of fiscal year 2005 as work begins on new contracts reflected as part of our March 25, 2005 ending backlog.

C-COR Solutions segment sales increased 76% and 21% for the thirteen-week and thirty-nine week periods ended March 25, 2005, compared to the same periods of the prior year. Our C-COR Solutions segment results reflect our legacy operational support system sales, as well as sales from nCUBE. With the acquisition of nCUBE, we now provide streaming media systems with software applications and technical services for applications such as broadband video-on-demand (VOD) and advertising insertion to a global customer base. The nCUBE acquisition contributed approximately $3.3 million in sales during the quarter. The majority of revenues in this segment are derived from sales under multiple element arrangements, whereby revenues are recognized using the completed contract method of accounting or, in some cases, are recognized ratably over the delivery period. In fiscal year 2005, we began recognizing software license and associated professional services revenue for our mobile workforce software product line using the percentage of completion method of accounting due to our ability to reliably estimate contract costs at the inception of those contracts. As a result, revenues in our C-COR Solutions segment are affected by the timing of new orders and customer acceptance requirements. Although we expect C-COR Solutions sales to increase in the fourth quarter of fiscal year 2005, there is some uncertainty regarding the magnitude of the increase as a result of the timing for scheduled completion of certain projects and customer acceptance requirements.

Domestic sales as a percentage of consolidated sales were 63% and 65% for the thirteen-week and thirty-nine week periods ended March 25, 2005, respectively, compared to 72% and 74% for the same periods of the prior year. The decreases were mainly as a result of lower product shipments to Adelphia and Comcast during the periods.

International sales as a percentage of consolidated sales were 37% and 35% for the thirteen week and thirty-nine week periods ended March 25, 2005, respectively, compared with 28% and 26% for the same periods of the prior year. The increases during the thirteen-week and thirty-nine week periods ended March 25, 2005, resulted primarily from sales in Europe and Latin America, which were partially offset by lower sales in the Asian market. We believe growth in capital spending in European markets to be driven by increased competition for enhanced broadband services requiring telecommunication providers to upgrade their networks to support these enhanced services. Our international sales have been primarily C-COR Access and Transport segment sales, but we anticipate our international C-COR Solutions segment sales to grow. We expect demand for our product line offerings in international markets will continue to be highly variable. The international markets represent distinct markets in which capital spending decisions for network equipment and solutions are affected by a variety of factors, including access to financing and general economic conditions.

The table below sets forth our backlog by industry segment as of March 25, 2005, compared to December 24, 2004:

	Thirteen-weeks Ended
	(In millions of dollars)

Operating Segment	March 25, 2005 Backlog	%	Change %	December 24, 2004 Backlog	%
C-COR Access and Transport	$36.6	44	102	$18.1	58
C-COR Network Services	19.8	24	164	7.5	24
C-COR Solutions	27.2	32	404	5.4	18

Consolidated	$83.6	100	170	$31.0	100

As of March 25, 2005, the backlog for our C-COR Access and Transport segment increased for both domestic and international customers. Our backlog in C-COR Network Services increased due to new projects which are expected to begin in the fourth quarter of fiscal year 2005. The increase in backlog for C-COR Solutions resulted from acquired backlog from nCUBE during the period, as well as both increased domestic and international software license and maintenance bookings during the quarter. The Company includes in backlog customer orders that are anticipated to result in revenue being recognized over the next twelve months. The majority of orders in backlog for C-COR Access and Transport will result in revenue over the next six months while orders in backlog of the other two segments typically include a portion that will result in revenue over the latter part of the twelve month period.

We make management decisions based on our backlog, including hiring of personnel, purchasing of materials, and other matters that may increase our production capabilities and costs. Cancellations, delays or reductions of orders could adversely affect our results of operations and financial condition.

Gross Margin. The following tables sets forth our gross margins by operating segment during the thirteen-week and thirty-nine week periods ended March 25, 2005, compared to the same periods of the prior year.

	Thirteen-weeks Ended
Operating Segment	March 25, 2005 Gross Margin %	Change Points	March 26, 2004 Gross Margin %
C-COR Access and Transport	41.8	(0.1)	41.9
C-COR Network Services	(34.9)	(56.7)	21.8
C-COR Solutions	43.3	(29.2)	72.5

Consolidated	33.0	(7.2)	40.2

	Thirty-nine weeks Ended
Operating Segment	March 25, 2005 Gross Margin %	Change Points	March 26, 2004 Gross Margin %
C-COR Access and Transport	41.1	1.6	39.5
C-COR Network Services	10.2	(8.8)	19.0
C-COR Solutions	53.8	(17.7)	71.5

Consolidated	35.8	(2.0)	37.8

Consolidated gross margins were 33.0% and 35.8% for the thirteen-week and thirty-nine week periods ended March 25, 2005, respectively, compared to 40.2% and 37.8% for the same periods of the prior year. For the C-COR Access and Transport segment, gross margins were relatively flat for the thirteen-week period, and increased for the thirty-nine week period due to product mix changes and lower warranty costs resulting from settlement of previously recorded specific warranty liabilities for amounts below their recorded value during the periods. For the C-COR Network Services segment, gross margins were negative during the thirteen-week period ended March 25, 2005 due to higher project costs and adjustments associated with the Adelphia upgrade projects and the lower sales volume. The aforementioned items impacted the overall gross margins negatively for the thirty-nine week period. For the C-COR Solutions segment, gross margins for the thirteen-week and thirty-nine week periods declined compared to the same periods of the prior year. The decrease in gross margin was expected as a result of product lines acquired from nCUBE having traditionally lower margins than our other solution products. We anticipate that our future gross margins in all of our business segments will continue to be affected by many factors, including revenue levels in general, sales mix, competitive pricing pressures, the timing of new product introductions and the timing of deployments for certain of our operational support software solutions. Entering fiscal year 2006, our combined gross margin target is in the low 40’s.

Selling and Administrative. Selling and administrative expenses were $17.1 million and $43.3 million for the thirteen-week and thirty-nine week periods ended March 25, 2005, respectively, compared to $12.2 million and $30.8 million for the same periods of the prior year. Selling and administrative expenses increased during the periods as a result of increases in personnel and administrative expense due to the Lantern Communications, Inc. (Lantern) and Alopa Networks, Inc. (Alopa) acquisitions completed in the fourth quarter of fiscal year 2004 and the Stargus, Inc. (Stargus), Optinel Networks, Inc. (Optinel) and nCUBE acquisitions completed during fiscal year 2005. Additional increases in costs were incurred during the periods associated with marketing and promotional expenses and accounting and consulting fees related to compliance with the Sarbanes-Oxley Act of 2002.

Research and Product Development. Research and product development expenses were $10.7 million and $26.6 million for the thirteen-week and thirty-nine week periods ended March 25, 2005, respectively, compared to $5.5 million and $16.0 million for the same periods of the prior year. Research and product development expenses in the C-COR Access and Transport segment were $5.2 million and $16.2 million for the thirteen-week and thirty-nine week periods ended March 25, 2005, respectively, compared to $4.4 million and $12.4 million for the same periods of the prior year. The increase was primarily due to higher personnel costs resulting from the Lantern and Optinel acquisitions. Research and product development expenses in the C-COR Solutions segment were $5.1 million and $9.7 million for the thirteen-week and thirty-nine week periods ended March 25, 2005, respectively, compared to $1.0 million and $3.1 million for the same periods of the prior year. The increase was primarily due to higher personnel costs resulting from the acquisitions of Alopa in the fourth quarter of fiscal year 2004 and Stargus and nCUBE during the thirty-nine week period ended March 25, 2005. Other research and product development expenses, not charged to segments, were $315,000 and $728,000 for the thirteen-week and thirty-nine week periods ended March 25, 2005, respectively, compared to $161,000 and $444,000 for the same periods of the prior year. The increase relates to various general operating costs, including increased personnel costs. We believe sustained commitment to product development efforts will be required for us to remain competitive, and anticipate continuing investments in research and product development in future periods related to network distribution and transmission products and operational support software solutions.

Restructuring Charges. Restructuring charges were $57,000 and $676,000 for the thirteen-week and thirty-nine week periods ended March 25, 2005, compared to a recovery of restructuring charges of $109,000 and $215,000 for the same periods of the prior year. During the thirteen-week period ended December 24, 2004, we implemented a cost synergy program across our operations to improve our operating performance by aligning our cost structure with current business levels and to eliminate redundancies resulting from acquisitions. The restructuring charges represented employee termination benefits for 39 employees. Additional restructuring charges of $60,000 are expected to be recorded in the fourth quarter of fiscal year 2005 due to employee termination benefits contingent upon future services.

Operating Income (Loss) By Segment. Operating income (excluding unallocated items) for the C-COR Access and Transport segment was $7.2 million and $24.5 million for the thirteen-week and thirty-nine week periods ended March 25, 2005, respectively, compared to operating income of $12.0 million and $36.9 million for the same periods of the prior year. The decrease in operating income for the thirteen-week and thirty-nine week periods ended March 25, 2005 was primarily attributable to lower revenues and higher operating expenses, primarily research and development costs, resulting from the acquisitions of Lantern and Optinel. An operating loss (excluding unallocated items) of $2.4 million and operating income of $1.8 million were recorded for the C-COR Network Services segment for the thirteen-week and thirty-nine week periods ended March 25, 2005, respectively, compared to operating income of $1.4 million and $3.1 million for the same periods of the prior year. The decrease in operating income for the thirteen-week and thirty-nine week periods resulted primarily from the lower gross margin associated with higher costs related to upgrade work for Adelphia during those periods. Operating loss (excluding unallocated items) for the C-COR Solutions segment was $4.6 million and $7.0 million for the thirteen-week and thirty-nine week periods ended March 25, 2005, respectively, compared to operating income of $790,000 and $2.3 million for the same periods of the prior year. The operating losses for the thirteen-week and thirty-nine week periods ended March 25, 2005, resulted from lower gross margins over the same periods of the prior year, and increased operating expense resulting from the acquisitions of Alopa, Stargus and nCUBE, primarily for research and development costs.

Interest Expense. Interest expense was $309,000 and $353,000 for the thirteen-week and thirty-nine week periods ended March 25, 2005, respectively, compared to $27,000 and $68,000 for the same periods of the prior year. The increases during the thirteen-week and thirty-nine week periods resulted from interest expense and debt issuance costs associated with our 3.5% senior unsecured convertible notes issued on December 31, 2004, for the acquisition of nCUBE.

Investment Income. Investment income was $242,000 and $1.0 million for the thirteen-week and thirty-nine week periods ended March 25, 2005, respectively, compared to $394,000 and $704,000 for the same periods of the prior year. The lower investment income during the thirteen-week period resulted from a lower average investment balance, due to a cash payment on December 31, 2004 for the acquisition of nCUBE. For the thirty-nine week period ended March 25, 2005, investment income increased relative to the same period of the prior year due to higher average investment balances, and higher investment returns.

Foreign Exchange Gain. Foreign exchange gain was $132,000 and $140,000 for the thirteen-week and thirty-nine week periods ended March 25, 2005, respectively, compared to a loss of $255,000 and a gain of $478,000 for the same periods of the prior year. The gains for the thirteen-week and thirty-nine week periods were primarily due to remeasurement of U.S. dollar denominated balances held by our foreign operations.

Gain on sale of bankruptcy trade claims. During the thirty-nine week period ended March 26, 2004, we received $21.1 million in an initial cash payment for the sale of substantially all of our pre-petition bankruptcy trade claims against Adelphia and affiliates. Additional amounts are being held in escrow pending the resolution of certain contingencies and we could receive an additional payment of approximately $10.0 million, although the timing and amount of such recovery is uncertain at this time.

Income Tax Expense. Income tax (benefit) expense was $ (402,000) and $908,000 for the thirteen-week and thirty-nine week periods ended March 25, 2005, respectively, compared to income tax expense of $613,000 and $1.4 million for the same periods of the prior year. Income taxes for the thirteen-week and thirty-nine week periods ended March 25, 2005, include deferred tax benefit, deferred tax expense and current taxes paid or payable in certain foreign jurisdictions where the Company is profitable. The tax benefit in the thirteen-week period arose primarily from the reversal of the valuation allowance in several foreign jurisdictions where the Company determined that it was more likely than not that the deferred tax benefits would be realized.

The Company has assessed the realizability of its deferred tax assets, giving consideration to historical operating losses, scheduled reversals of deferred tax liabilities, projected future taxable income and tax planning strategies. Management concluded during the third quarter of fiscal year 2003, as a result of the cumulative losses in fiscal years 2001, 2002, and 2003, that a valuation allowance against net deferred tax assets was appropriate and recorded an allowance as of that date. As of March 25, 2005, realization of any future benefit from deductible temporary differences, net operating loss and tax credit carryforwards is uncertain in many of the taxing jurisdictions in which the Company operates. Therefore, the Company has continued to maintain a valuation allowance for substantially all of its deferred tax assets, with the exception of deferred tax assets in certain foreign jurisdictions where the Company is profitable. The Company expects to maintain valuation allowances related to deferred tax benefits until a level of profitability is achieved and sustained in the applicable tax jurisdiction that demonstrates it is more likely than not that the Company will be able to realize all or part of the deferred tax assets. In the event that the Company reverses the valuation allowance in the future, reported tax expense subsequent to such action will increase and will likely approximate the statutory rates in the various jurisdictions in which it operates.

Liquidity and Capital Resources

As of March 25, 2005, cash and cash equivalents totaled $23.2 million, down from $63.8 million at June 25, 2004, primarily due to cash used for acquisitions and operating activities during the thirty-nine week period. Marketable securities decreased to $31.5 million as of March 25, 2005, from $52.9 million at June 25, 2004. Working capital was $92.7 million at March 25, 2005, compared to $140.7 million at June 25, 2004.

As of March 25, 2005, we had restricted cash of $3.1 million. Under the terms of our letter of credit agreement with a bank, we are required to maintain cash collateral of 102% of the amount that can be drawn on issued letters of credit. The total restricted cash balance has been classified as a current asset as of March 25, 2005 as the terms of the letters of credit expire in less than one year. We are entitled to the interest earnings on the restricted cash balance.

Net cash used by operating activities was $13.6 million for the thirty-nine week period ended March 25, 2005, compared with net cash provided of $47.6 million for the same period of the prior year. The major elements of the change for the thirty-nine week period ended March 25, 2005 include a net loss for the period of $20.0 million, which is adjusted for non-cash items such as depreciation and amortization and acquired in-process technology charges, as well as changes in various operating assets and liabilities such as accounts payable, accounts receivable and other. Cash provided by operating activities for the same period of the prior year included $21.1 million received on the sale of the Company’s trade claims against Adelphia and affiliates.

Net cash used in investing activities was $28.8 million for the thirty-nine week period ended March 25, 2005, compared to $42.3 million for the same period of the prior year. The cash used in investing activities during the thirty-nine week period was comprised primarily of $46.9 million of cash used for acquisitions, $6.9 million for purchases of marketable securities, and $3.4 million for the purchase of property, plant and equipment, which were partially offset by $28.4 million of proceeds on the sale of marketable securities.

Net cash provided by financing activities was $941,000 for the thirty-nine week period ended March 25, 2005, compared with $79.2 million for the same period of the prior year. Cash provided by financing activities during the thirty-nine week period resulted primarily from proceeds from the exercise of stock options and warrants. Cash provided by financing activities for the same period of the prior year included $69.6 million of proceeds received from our follow-on offering of common stock and $9.7 million in proceeds from the exercise of stock options and warrants.

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

As of March 25, 2005, the aggregate amount of letters of credit issued under the Agreement was $3.0 million. A cash compensating balance of $3.1 million (including interest earned on the account) is maintained to secure the letters of credit, which has been classified as restricted cash on the condensed consolidated balance sheet.

On December 31, 2004, we issued $35.0 million of our 3.5% senior unsecured convertible notes (the “Notes”) due on December 31, 2009 as part of the consideration for the nCUBE acquisition. The Notes pay interest semi-annually at an annual rate of 3.5% on June 30 and December 30 beginning June 30, 2005. Each Note may be converted by the holder, at its option, into shares of our common stock at a conversion rate of 81.0905 shares per $1,000 of principal amount of the Note (as may be adjusted upon the occurrence of certain specified events). The Notes will be convertible at any time before the close of business on the maturity date, unless we have previously repurchased the Notes.

In the event of a change of control of the Company, each holder of a Note shall have the right to require us to repurchase such holder’s Notes. Upon this repurchase, the holder of the Note shall receive the purchase price, which is set forth in the Notes and varies depending on the date of the repurchase and the our stock price at the time of repurchase, together with any accrued but unpaid interest up to, but not including, the date of the repurchase. On any date on or after December 31, 2007, and prior to maturity, the Notes may be redeemed at our option, in whole or in part, at a redemption price equal to 100% of the principal amount of the Notes, together with any accrued but unpaid interest up to, but not including, the date of redemption.

The Notes are subject to customary events of default, the occurrence of which could lead to an acceleration of our obligations thereunder. The events of default under the Indenture include default on the payment of interest or principal on the Notes, our failure to convert the Notes upon exercise, our failure to provide notice to Noteholders upon a change of control and the acceleration of the maturity of indebtedness of the Company or its subsidiaries in an aggregate amount of $20.0 million or more that is not rescinded, stayed or annulled within 30 days after written notice of default is provided by the lender of such indebtedness.

Working Capital Outlook

Our main source of liquidity is our unrestricted cash on hand and short-term marketable securities. We issued $35.0 million aggregate principal amount of senior unsecured 5-year convertible notes requiring semi-annual interest payments at an annual rate of 3.5% on June 30 and December 30 beginning June 30, 2005. In addition, earn out payments related to the Optinel acquisition of up to $6.0 million are required to be made if certain performance targets are met within 13 months of the closing date. We expect to continue to incur integration and start-up costs during the remainder of fiscal year 2005.

Taking into account the fixed charges associated with our long-term debt obligations and the potential contingent earn-out payments from the Optinel acquisition, we believe remaining cash and cash equivalents balances, and our marketable securities will be adequate to cover our operating cash requirements over the next 12 to 24 months. However, we may find it necessary or desirable to seek financing to support our capital needs and provide funds for additional strategic initiatives including acquiring or investing in complementary business, products, services, or technologies. Accordingly, this may require third-party financing or equity-based financing, such as issuance of common stock, preferred stock, or subordinated convertible debt securities and warrants, which would be dilutive to existing shareholders. We do not currently have any committed lines of credit or other available credit facilities that could be utilized for capital requirements, and it is uncertain whether such facilities could be obtained in sufficient amounts or on acceptable terms.

Recent Accounting Pronouncements

In March 2005, the Financial Accounting Standards Board (FASB) published FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47), which will result in (a) more consistent recognition of liabilities relating to asset retirement obligations, (b) more information about expected future cash outflows associated with those obligation, and (c) more information about investments in long-lived assets because additional asset retirement costs will be recognized as part of the carrying amounts of the assets. FIN 47 clarifies that the term conditional asset retirement obligation as used in SFAS No. 143, “Accounting for Asset Retirement Obligations”, refers to a legal obligation to perform an asset retirement activity in which the time and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Uncertainty about the time and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Retrospective application of interim financial information is permitted but is not required. Early adoption of this Interpretation is encouraged. As FIN 47 was recently issued, we have not determined whether we will adopt FIN 47 early or whether the interpretation will have a significant adverse effect on our financial position or results of operations.

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment (SFAS 123R)”. SFAS 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board Opinion No. 25 (Opinion No. 25), “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires entities to recognize compensation cost for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123R is effective for us in the first annual reporting period that begins after June 15, 2005.

We are required to adopt SFAS No. 123R on June 25, 2005, using the modified prospective application method of SFAS 123R. Under the modified prospective application method, awards that are granted, modified or settled after the date of adoption will be measured and accounted for in accordance with SFAS 123R. Unvested equity-classified awards that were granted prior to the effective date would continue to be accounted for in accordance with SFAS No. 123 except that amounts must be recognized in the income statement. Adoption of SFAS No. 123R will not affect our cash flows, but it will reduce reported income and earnings per share because we currently use the intrinsic value method as permitted by Opinion No. 25. Accordingly, no compensation cost is currently recognized for share purchase rights granted under the Company’s employee stock option plans. The adoption of SFAS No. 123R will result in the Company recording compensation cost for employee stock options. Had the Company expensed employee stock options under SFAS No. 123 for the thirteen-week and thirty-nine week periods ended March 25, 2005, the Company’s net loss would have increased by $1.2 million and $2.5 million, respectively, and net loss per share would have increased by $0.02 and $0.06, respectively.

In November 2004, the FASB issued SFAS No. 151 “Inventory Costs, an Amendment of ARB No. 43 Chapter 4” (SFAS 151). SFAS 151 requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling be recognized as current-period charges rather than being included in inventory regardless of whether the costs meet the criterion of abnormal as defined in ARB 43. SFAS 151 is applicable for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company will adopt this standard on June 25, 2005 and does not expect the adoption will have a material impact on our financial condition or results of operation.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29” (SFAS 153). SFAS 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. This statement amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The implementation of SFAS 153 is not expected to have a material impact on our financial condition or results of operations.

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

The Company is exposed to foreign currency exchange rate risks inherent in its sales commitments, anticipated sales, and assets and liabilities denominated in currencies other than the United States dollar. We attempt to minimize exposure to currencies by managing our operating activities and net asset positions. As of March 25, 2005, our exposure to foreign currencies related primarily to intercompany foreign currency transactions where settlement is anticipated.

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

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures

Our chief executive officer and our chief financial officer have evaluated the effectiveness of our disclosure controls and procedures related to our reporting and disclosure obligations as of March 25, 2005, which is the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are sufficient to provide that material information relating to us, including our consolidated subsidiaries, is (a) made known to them by our other employees and the employees of our consolidated subsidiaries, particularly material information related to the period for which this periodic report is being prepared; and (b) recorded, processed, summarized, evaluated, and reported, as applicable, within the time period specified in the rules and forms promulgated by the Securities and Exchange Commission.

(b)	Changes in Internal Control over Financial Reporting

There were no changes that occurred during the fiscal quarter ended March 25, 2005 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

SeaChange International, Inc. (SeaChange) filed a suit against nCUBE Corporation (nCUBE), a business the Company acquired on December 31, 2004. The suit was filed in Federal district court in Delaware on June 13, 2000 for infringement of U.S. Patent No. 5,862,312 entitled Loosely Coupled Mass Storage Computer Cluster (the 312 patent). The trial began on September 18, 2000 to determine the sole issue of the validity of the ‘312 patent. At the conclusion of the trial on September 25, 2000, the district court entered a judgment that nCUBE infringed the ‘312 patent and that such claims of infringement were not invalid. No monetary damages were awarded. nCUBE appealed the district court’s judgment to the United States Court of Appeals for the Federal Circuit. Oral arguments were heard on February 11, 2005 and the parties await the disposition of those arguments by the appellate court.

Immediately following the jury’s verdict, and based on design modifications agreed to by SeaChange during the trial, nCUBE made a minor change to its data storage design, and the Company’s products have not experienced any loss in performance.

In the opinion of management, the ultimate resolution of the SeaChange suit and other routine matters will not have a material effect on the Company’s business, its financial position or results of operations.

From time to time, the Company is a party to litigation and claims that arise in the ordinary course of business.

Item 6. Exhibits

The following exhibits are included herein:

(2)(1)	Member Interest Purchase Agreement by and among C-COR Incorporated, Broadband Management Solutions, LLC, nCUBE Corporation and nCUBE SUB, LLC dated as of October 20, 2004 (incorporated by reference to Exhibit 2(1) to the Registrant’s Form 10-Q for the quarter ended September 24, 2004).

(2)(2)	Amendment to Member Interest Purchase Agreement by and among C-COR Incorporated, Broadband Management Solutions, LLC, nCUBE Corporation and nCUBE SUB, LLC dated as of December 30, 2004 (incorporated by reference to Exhibit 2(2) to the Registrant’s Form 8-K dated December 30, 2004 and filed January 6, 2005).

(4)(1)	Indenture, dated as of December 31, 2004 between C-COR Incorporated and Wachovia Bank, National Association, as trustee (incorporated by reference to Exhibit 4(1) to the Registrant’s Form 8-K dated December 30, 2004 and filed January 6, 2005).

(4)(2)	Form of 3.5% Convertible Senior Unsecured Notes due 2009 (incorporated by reference to Exhibit A of Exhibit 4(1) to the Registrant’s Form 8-K dated December 30, 2004 and filed January 6, 2005).

(10)(1)	Revolving Line of Credit Facility with Citizens Bank, dated as of November 5, 2004 (incorporated by reference to the Registrant’s Form 8-K dated November 5, 2004 and filed November 17, 2004).

(10)(2)	Offer Letter for Michael J. Pohl, effective January 1, 2005 (incorporated by reference to the Registrant’s Form 8-K dated December 30, 2004 and filed January 6, 2005).

(10)(3)	Compensatory Arrangement with the Board of Directors and Certain Named Executive Officers 2004 (incorporated by reference to the Registrant’s Form 10-Q dated December 24, 2004 and filed February 2, 2004).

(15)	Letter re: Unaudited Interim Financial Information.

(31)(1)	Rule 13a-14(a) and 15d-14(a) Certification of Chief Executive Officer

(31)(2)	Rule 13a-14(a) and 15d-14(a) Certification of Chief Financial Officer

(32)(1)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

(32)(2)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

C-COR Incorporated (Registrant)

Date: May 4, 2005	/s/ DAVID A. WOODLE
Chief Executive Officer

Date: May 4, 2005	/s/ WILLIAM T. HANELLY
Chief Financial Officer (Principal Financial Officer)

Date: May 4, 2005	/s/ JOSEPH E. ZAVACKY
Controller & Assistant Secretary (Principal Accounting Officer)