Form 10-K
period 2005-06-24
C-COR INC
filed 2005-09-07
CIK 350621

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 24, 2005

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((§)229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes ☑    No ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑

As of December 24, 2004, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $403,511,381.

Such aggregate market value was computed by reference to the closing price of the Common Stock of the Registrant as reported on the Nasdaq National Market on December 24, 2004. For purposes of making this calculation only, the Registrant has defined affiliates as including all directors, executive officers and beneficial owners of more than ten percent of the Common Stock of the Registrant.

As of August 18, 2005, the Registrant had 47,823,425 shares of Common Stock outstanding.

Documents Incorporated by Reference:

Part III of this Form 10-K incorporates by reference portions of the Registrant’s definitive Proxy Statement for its 2005 Annual Meeting of Shareholders

Item 1.    Business

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

Factors that could cause actual results to differ from expectations include:

•	capital spending patterns of the communications industry and our customers;

•	the global demand for C-COR’s products and services;

•	risks associated with foreign operations;

•	changes in the financial condition of significant customers;

•	the overall mix of our sales of particular products, services, and software, which have varying profit margins;

•	our ability to develop new and enhanced hardware and software products to meet the rapidly evolving needs of our customers;

•	continued industry consolidation;

•	the effect of increased competition from satellite providers and telephone companies on the capital spending budgets of our cable customers;

•	the timing of revenue recognition particularly with respect to software offerings;

•	the adequacy of future capital availability;

•	the development of competing technologies; and

•	our ability to complete and integrate acquisitions and to achieve our strategic objectives.

This listing of factors is not intended to include all potential risk factors. The Company makes no commitment to update these factors or to revise any forward-looking statements for events or circumstances occurring after the statement is issued, except as required by law.

Introduction

C-COR Incorporated (C-COR), headquartered in State College, Pennsylvania, is a global provider of integrated network solutions that include access and transport equipment, software solutions, and technical services for broadband networks today and for packet-based, Internet Protocol networks of the future. Our core strategy is to lead network operators through the transition to Internet Protocol-based networks by leveraging our global installed base of network equipment and experienced workforce to deliver network solutions that meet the business needs of our customers.

C-COR was organized as a corporation under the laws of the Commonwealth of Pennsylvania on June 30, 1953.

C-COR operates through three business segments: C-COR Access and Transport, C-COR Network Services, and C-COR Solutions.

C-COR Access and Transport is headquartered in Wallingford, Connecticut, with engineering facilities in State College, Pennsylvania, Sunnyvale, California, and Klagenfurt, Austria; production facilities in Wallingford, Connecticut, and Tijuana, Mexico; and sales support offices around the world. C-COR Access and Transport is responsible for the development, management, production, and support of our interoperable and modular access and transport products designed to help optimize the performance of existing network infrastructures and operations, as well as support the migration and performance requirements of next-generation, Internet Protocol demand-oriented networks. C-COR Access and Transport’s portfolio of access products includes the flexible and scalable amplitude modulation headend/hub optical platform and line of optical nodes, and a full offering of radio frequency amplifiers. C-COR Access and Transport’s portfolio of transport products includes digital video systems and next-generation GigaBit Ethernet transport platforms for converged, multiservice packet-based networks.

C-COR Network Services is headquartered in Atlanta, Georgia, with satellite offices throughout the U.S. C-COR Network Services offers network operators a comprehensive set of technical and operational services, which are designed to facilitate a smoother transition to next-generation network infrastructures and operations, and help better optimize the performance of existing network infrastructures and operations. Services provided by C-COR Network Services include outsourced operational services, network design and engineering, network integration, outside plant and construction services, and consulting to a variety of customers.

C-COR Solutions is headquartered in Beaverton, Oregon, with software production and support facilities in State College, Pennsylvania, and Bangalore, India, and sales support offices around the world. C-COR Solutions is responsible for development, integration, management, implementation, support, and sale of content management systems, including software and hardware, for delivery of video on demand and digital advertising as well as application-oriented software for subscriber activation and retention, network and service assurance, and workforce management.

Our principal customers include many of the largest cable operators in the United States, such as Adelphia Communications, Charter Communications, Comcast Corporation, Cox Communications, Insight Communications, Mediacom Communications, and Time Warner Cable; a number of smaller domestic cable operators; and numerous international cable operators, including Liberty Media International. These customers operate complex, sophisticated broadband networks which deliver a wide variety of video, voice and data services, including video on demand, high definition television, and voice over Internet Protocol, to homes and businesses. Our customer base also includes telephone companies and broadcasters who purchase various products and services from all three business units.

See Note 22 to the Consolidated Financial Statements in Item 8 of this Form 10-K for financial information relating to each of our business segments for fiscal years 2005, 2004, and 2003.

Between 1998 and 2003, C-COR completed nine acquisitions as part of our five-year strategic plan. The implementation of that plan has enabled us to expand our markets through more rapid introduction of new technologies, the broadening of our product offerings with fiber optic and digital video equipment, software, and services, and expand our customer base in the U.S. and abroad. In fiscal year 2004, C-COR initiated a new five-year strategic plan designed to take advantage of the opportunities in the global marketplace by offering the enabling capabilities—be it technology, software, or services—required by our customers to deploy the next generation of broadband networks. We believe these networks will be fiber-based using digital technology and Internet Protocol open standards and will carry on demand subscriber services. To help achieve C-COR’s strategic goals under our new plan, since the beginning of our fiscal year 2004, we completed five acquisitions, including the three acquisitions during our fiscal year 2005 described below.

On July 16, 2004, we acquired Stargus, Inc. (Stargus), a provider of back-office automation tools to cable broadband network operators. Stargus software products added network optimization, network security and abuse control, and bandwidth capacity planning capabilities to C-COR’s suite of back office automation tools.

On September 3, 2004, we acquired certain assets and liabilities of Optinel Systems, Inc. (Optinel), a provider of optical Ethernet transport solutions for residential and business services.

On December 31, 2004, we acquired the business of nCUBE Corporation (nCUBE), a worldwide provider of on demand media and digital advertising systems, including a line of video servers and comprehensive software tools for session and resource management, content management, entitlement management, and operations monitoring.

See Note 3 to the Consolidated Financial Statements in Item 8 of this Form 10-K for further information relating to business combinations.

Industry Overview

According to the 2005 Mid-Year Industry Overview prepared by the National Cable & Telecommunications Association, between 1996 and mid-2005, United States cable operators spent approximately $100 billion to upgrade their networks to deliver digital video and two-way services such as high speed data, video on demand, and telephony. As cable operators maximize their investment, we believe that our business will be driven by the following industry dynamics and trends:

Growth in Enhanced Broadband Services Requires Continued Upgrades by Domestic and International Cable Operators.    Cable operators are offering enhanced broadband services, including high speed Internet, voice over Internet Protocol, digital video, high definition television, and interactive and on demand video services. As these enhanced broadband services continue to attract new subscribers, we expect cable operators will be required to further upgrade their networks to support increased customer demand for these services. In the access portion, or “last-mile,” of the network, operators will need to upgrade headends, hubs, nodes, and radio frequency distribution equipment. Metropolitan Area Networks are becoming another critical portion of the network as operators are developing the migration path to digital, packet-based networks capable of handling digital broadcast video, Internet Protocol data, and interactive services, such as video on demand, online gaming, and voice over Internet Protocol. While many domestic cable operators have substantially completed initial network upgrades necessary to provide enhanced broadband services, they will need to take a scalable approach to continue upgrades as new services are deployed. In addition, many international cable operators have not yet completed the initial upgrades necessary to offer such services.

Growing Demand for “Triple Play” Services—Video, Voice, and Data.    In response to increased competition from telecommunication service providers and direct broadcast satellite operators, cable operators have not only upgraded their networks to cost effectively support and deliver enhanced video, voice, and data, but continue to invest significantly to offer a “triple play” bundle of these services. The ability to cost effectively deliver bundled services helps cable operators reduce subscriber turnover and increase revenue per subscriber. As a result, the focus on such services is driving cable operators to continue to invest in network infrastructure, content management, digital advertising insertion, and back office automation tools.

Cable Operators are Demanding Advanced Network Technologies and Software Solutions.    The increase in volume and complexity of the signals transmitted through broadband networks as a result of the migration to an all digital, on demand network is causing cable operators to deploy new technologies. For example, transport technologies based on Internet Protocol allow cable operators to more cost effectively transport video, voice, and data across a common network infrastructure. Cable operators are also demanding sophisticated network and service management software products and technical field services to minimize operating expenditures and support the complexity of two-way broadband communications systems. As a result, cable operators are focusing on technologies and products that are flexible, cost effective, compliant with open industry standards, and scalable to meet subscriber growth and effectively deliver reliable, enhanced services.

Cable Operators are Developing Strategies to Offer Commercial Services.    Cable operators are leveraging the their investment in their existing fiber and coax networks by expanding beyond traditional residential customers to offer voice, video, and data services to commercial (small and medium size businesses), education, healthcare, and government clients. Using their experience in delivering data, cable operators can bundle both voice and data for commercial subscribers and effectively compete with the telephone companies who have typically focused on large enterprises. Commercial services is just one of several business segments where cable and telephone companies are trying to penetrate each others’ markets.

Competition Between Cable Operators and Telephone Companies is Increasing.    Telephone companies are aggressively offering high speed data and are beginning to offer video services to the residential market. SBC Communications, Inc. and Verizon Communications have publicly stated that they will spend billions of dollars to equip their networks to offer video service, once a service offered only by cable and satellite providers. Likewise, telephone companies have been increasingly competitive on pricing and offers for higher speed on data services, again to compete with the cable companies. In addition, cable companies are launching Internet Protocol-based telephone service.

Digital Video Recorders are Impacting Advertising Business.    As the use of digital video recorders and other recording devices becomes more prevalent, advertisers are being faced with the need to develop new business models. Since personal recorders allow the viewer to skip over ads, network operators are looking for new ways to attract advertising dollars and deliver a meaningful ad experience to viewers. As a result, many network operators are implementing digital ad insertion, allowing them to transition from all analog to a mix of analog and digital and ultimately to all digital. One benefit is the ability to reallocate bandwidth but, more importantly, digital advertising allows network operators to create a more interactive experience between advertiser and viewer. Telephone companies are also planning for this transition.

Improved Conditions for Many Large Cable Operators.    During the past few years, the global communications industry experienced a downturn as a result of a prolonged economic recession and financial difficulties, including financial restructurings of large cable operators such as Adelphia Communications, NTL Inc., and UPC. Recently, Adelphia Communications agreed to be acquired by Time Warner Cable and Comcast Corporation and closing of that transaction is expected to occur in the first half of 2006. With these restructurings and consolidation, we believe the financial condition of many of our cable operator customers has recently stabilized or improved and that they are now better positioned to invest capital in their networks, particularly for solutions that support deployment of advanced services and reduce operating expenses.

Strategy Overview

Our core strategy is to facilitate the transition by network operators from their existing hybrid fiber coax networks to on demand, Internet Protocol networks by leveraging our extensive installed base of network equipment and dedicated global workforce to deliver complete, interoperable solutions for helping network operators build the infrastructure and reduce the complexity of managing their networks. Our mission is to simplify technology, facilitate its implementation, and enable operators to put their subscribers in control of their entertainment, information and communication needs. Through a set of business solutions that respond to specific market needs, we are combining our product, services, and solutions offerings across business segments to work with our customers as they address network capacity issues, on demand video rollout, Internet Protocol telephony deployment, operations management, network integration, and commercial services opportunities.

Specific aspects of our solutions strategy include:

Providing a Comprehensive Network Transport Product Line.    We offer a full range of radio frequency and fiber optic transmission products to transmit both radio frequency and optic signals in both directions over hybrid fiber coax networks between “the headend and the curb.” In addition, we offer digital video transport products, which are used primarily by cable operators, telephone companies, and broadcast companies to optically transport signals over extended distances. Two acquisitions in the past eighteen months have added two types of advanced digital transport capabilities which allow us to help network operators scale the deployment of premium quality Ethernet services across metropolitan area networks. Our goal is to continue to deliver network transport products that meet our customers’ evolving needs as they increasingly deploy video, voice, and data services over broadband networks. Our advanced transport and delivery systems can also be used by telephone companies as they transition to the delivery of video services.

Providing Software Solutions to Enhance Network Service and Management.    Our applications-oriented Internet Protocol software allows cable operators to automate and proactively manage their network to maximize quality of service and return on investment. Cable operators need enhanced network visibility, flexibility, and scalability to provide the latest services to their customers. From customer acquisition, activation and retention, to content management, network optimization, as well as service assurance and integrity, C-COR’s modular, interoperable applications provide network operators with the tools needed to capture revenue-generating opportunities.

Leveraging Our Extensive Installed Base of Network Products Worldwide.    We have a large installed base of transmission and digital video transport products in broadband networks worldwide. Our goal is to continue to leverage that installed base of equipment and our extensive customer relationships as cable operators upgrade and maintain their networks to enable the delivery of enhanced services. We also leverage our global customer base to market our software solutions and technical services.

Increasing International Sales.    We are currently supplying products and services to a number of international customers, including cable operators in Europe, Asia, Canada, and Latin America. With our broad product and service offerings, we are supplying comprehensive network solutions to network operators in various international markets who generally prefer to purchase products and services from suppliers offering a complete product line. We intend to continue to broaden our global customer base across all of our product and software offerings.

Products, Software, and Services

C-COR Access and Transport

C-COR Access and Transport offers a full complement of interoperable and modular optical and radio frequency network transmission and distribution products for hybrid fiber coax networks, and a portfolio of transport products that includes digital video systems and platforms that utilize Gigabit Ethernet and 10 Gigabit modules for server-to-hub transport in support of advanced services.

C-COR divides the cable network into two technology tiers: Access and Transport

Access Products

The traditional hybrid fiber coax network connects a local central content source, typically referred to as the headend, to individual residential or business users through a physical plant of fiber optic and coaxial cables and a variety of electrical and optical devices that modulate, transmit, receive, and amplify the radio frequency and optical signals as they move through the network. The local hybrid fiber coax network consists of three major components: the headend and hubs, nodes, and the radio frequency plant. C-COR offers product lines for all three components in a variety of bandwidths, up to and including one Gigahertz capability that was introduced and first sold in fiscal year 2005.

Headend and Hubs

The headend receives information from a satellite transmission, Internet gateway, telephony network, or other source and converts this information to laser modulated optical signals for transmission across the local network. Larger networks feature both primary headends and a series of secondary headends or hubs. C-COR offers a broad range of headend and hub equipment that combines headend, hub, and compressed digital video transport onto one fully managed, scalable platform. The compact design lowers the capital costs of delivering more bandwidth per subscriber while enabling network operators to increase their bandwidth capacity for advanced services, such as video on demand, high speed Internet access, and voice over Internet Protocol.

Nodes

The general function of the node in the local hybrid fiber coax network is to convert information from optical signals to radio frequency signals for distribution to the home or business. C-COR’s node series offers the performance and cost efficiency required to meet the demands of the most advanced network architectures. Our nodes utilize space and cost-saving scalable technology that allows network operators to have a “pay-as-they-grow” approach in deploying their infrastructure, minimizing capital expenditures while maximizing network service availability and performance.

Radio Frequency Equipment

The radio frequency products transmit information between the optical nodes and subscribers. These products are radio frequency amplifiers which come in various configurations such as trunks, bridgers, and line extenders. A trunk amplifier handles a large amount of information in a network when the node size is greater than 500 homes. A bridger splits the signal to send it to a greater number of destinations. Line extenders move the information to the home or business. Representing one of the largest installed bases in the industry, our amplifier series uses drop-in replacement modules to allow cost-saving upgrades and complements optical nodes to provide a wide array of options for distribution to end-of-line.

Transport Products

Digital Video Systems

C-COR’s digital video family of transport products is capable of digitally transporting over optical cables a wide variety of uncompressed video, audio, and data signals to the service provider’s local headend or point-of-presence. Our products support most broadband video transport applications, including studio quality video, broadcaster interconnection, remote video collection/backhaul, cable television (CATV) backbones and headend consolidation, surveillance networks, and interactive distance learning. Known for its high signal quality and system flexibility and reliability, this product family is used by major telecommunications providers and broadcasters around the world to carry prominent video programming.

Multi-Service Packet Switch System

C-COR’s multi-service packet switch system combines the functionality of a carrier class switch and an efficient Metro Area Network transport system into one integrated platform. This flexible and scalable next generation solution uses Resilient Packet Ring technology to connect various computing, data, and telecommunications devices. Such a network consists of a set of switches connected together by two counter-rotating optical fiber rings. Service subscribers connect to the network primarily through high-speed, Ethernet interfaces on the switches. Service providers and network operators seek this solution to deliver multiple services on one network rather than the less efficient, more complex, and more costly alternative of having data, voice, and video delivered over separate parallel networks. Deployable in a variety of architectures, the multi-service packet system offers a combination of switching, transport, and quality of service for up to 1 million streams of content, providing a powerful solution for business and residential network applications.

Converged Multi-Service Transport System

C-COR’s converged multi-service Internet Protocol networking platform offers a scalable, reliable, and cost-effective solution for transporting high volume services such as video on demand, voice over Internet Protocol, and high speed data over a single network. By utilizing wave division multiplexing technologies, multiple services can be carried efficiently over a single fiber. This optical transport system can be used alone or combined with the multi-service packet switch system described above, in particular for applications in the commercial services market and for telephone companies offering video services.

C-COR Network Services

C-COR Network Services provides outsourced network assurance and technical services through a nationwide force of experienced and highly skilled personnel who work with network operators to design and keep their networks operating at peak performance. Core competencies include network engineering and design, turnkey construction management, technical operations, project management, with a special focus on launching advanced applications over complex broadband networks, and solutions to move today’s sophisticated networks forward to Internet Protocol and digital services.

Outside Plant Technical Services

These services are comprised of hands-on technical services performed in the customer’s plant, including system sweep, reverse path activation, ingress mitigation, node certification to plant hardening, cable testing and repair, system installation and maintenance, and aerial and underground construction.

Network Integration Technical Services and Consulting

Network Services brings together a team of experts in hybrid fiber coax and Internet Protocol networks, as well as in the deployment of new, on demand services, which approach network evolution from the operator’s perspective. With knowledge of multiple vendor equipment platforms, our technicians work with the operator to help them operate their network through assessment, installation, certification, and activation, providing either temporary help or long-term operational support and consulting services.

Outsourced Operational Services

We provide an integrated installation outsourcing program that covers a broad range of needs, including residential/commercial installation, technician dispatching in the field, inventory control, modem installation, direct sales, and construction/maintenance for new build and transfer systems.

Network Design and Field Engineering Services

These services are furnished by designers, drafters, and engineers, equipped with the latest in hardware and design/drafting software. Their expertise helps network operators navigate the transition from today’s widely deployed hybrid fiber coax networks to Internet Protocol, on demand networks. Services include walkout, strand digitizing, radio frequency and optical fiber network design, electronics network drafting, design quality control, drafting and documentation, engineering consultation, system data archiving, and project management.

C-COR Solutions

C-COR’s modular, interoperable, application-oriented Internet Protocol solutions are designed to enable network operators to better deploy and manage revenue-generating, on demand entertainment and information services, including video on demand, voice over Internet Protocol, high speed data, and digital ad insertion. Built on industry open standards, our solutions can be tailored to the operators’ needs—from a bundled suite to a point-specific application. This provides a smoother, faster transition to Internet Protocol-oriented network services, with a substantial degree of cost savings. C-COR Solutions incorporate the following application modules:

Subscriber Fulfillment

C-COR’s Subscriber Fulfillment Solutions automate the entire subscriber lifecycle with an integrated platform for service activation, provisioning, policy management, and security. Network operators are adding services in order to increase revenue and reduce turnover, or loss of subscribers to a competitor. C-COR’s Service Activation Manager improves time-to-market for new revenue generating services, reduces the operator’s operating costs, and ultimately enhances the subscriber’s experience through self-subscription and self-management of services. C-COR’s Key Distribution Manager helps enable secure voice over Internet Protocol deployment. C-COR’s Policy Services Manager automates the effective management of bandwidth for advanced applications along with giving subscribers the ability to select from services on an as-needed basis.

Content Management for On Demand and Ad Insertion

C-COR provides on demand media systems—servers, software, applications, and integration—for cable operators and telecommunications network providers. C-COR simplifies the deployment of on demand content and digital ad insertion systems with a set of management and technical business tools to help cable operators migrate networks to digital in order to save bandwidth and to lower operating costs.

Service Assurance

C-COR’s Service Assurance Solutions deliver the only network management “triple play”—visibility, analysis, and control—to address bandwidth management, network optimization, and network assurance needs. A series of integrated network control and analysis applications, C-COR’s Service Assurance solutions reduce the cost and complexity of managing standards-based (DOCSIS) and hybrid fiber coax networks while speeding deployment of new Internet Protocol services in cable networks.

Workforce Management

C-COR’s suite of field service management tools combines browser-based business applications with real-time connectivity to the mobile workforce through wireless data connections and mobile computing devices. By managing service delivery and network integrity, we help network operators save on operating expenses, by reducing the need to send technicians on service and maintenance calls.

Significant Customers

During the past fiscal year, our customers have included almost all of the largest cable system operators in the United States, as well as a number of smaller domestic cable operators, numerous international cable operators, and telephone companies and broadcasters buying digital video transport products. Our largest customers during fiscal year 2005 were Time Warner Cable and Adelphia accounting for 18% and 14%, respectively, of consolidated net sales. Our largest customers during fiscal year 2004 were Adelphia Communications and Time Warner Cable accounting for 20% and 16%, respectively, of consolidated net sales. Our largest customers during fiscal year 2003 were Comcast and Time Warner Cable, accounting for 19% and 17%, respectively, of consolidated net sales. All of these principal customers purchase both products and services.

See Note 18 to the Consolidated Financial Statements in Item 8 of this Form 10-K for further information relating to concentration of credit risk.

Sales and Distribution

Our sales and distribution are corporate functions focused on maximizing the synergies of C-COR’s three market offerings—products, services, and software—as a comprehensive network solution. Sales and distribution are organized into two major global regions: the first covering the Americas, and the second covering the EuroPacific area. Sales efforts are conducted from Centennial, Colorado; from offices in Europe, Asia, and Australia; from regional sales offices located throughout the United States; and through numerous sales and distribution channel partners around the world.

We sell our products, software, and services in the United States through our direct sales force and through sales and distribution channel partners. Our direct sales force is organized by teams led by corporate account managers who focus on select customers or groups of customers. Working with the corporate account teams, our technical staff provides specialized support of our broad range of capabilities. These sales teams work closely with customers to design systems, develop technical proposals, and assist with installation and post-sale support.

International sales in Europe, Asia, and Canada are made both through our direct sales force and channel partners, while sales in Latin America are made primarily through channel partners. For fiscal year 2005, our international sales represented 36% of consolidated net sales. For fiscal year 2004, our international sales represented 28% of consolidated net sales. In fiscal year 2003, international sales were 28% of consolidated net sales.

See Note 22 to the Consolidated Financial Statements in Item 8 of this Form 10-K for further information relating to sales by geographic region.

Additionally, we provide 24x7 technical support, directly and through channel partners, as well as training for customers and channel partners, as required, both in our facilities and at our customers’ sites.

Our product management function develops strategies for product lines and, in conjunction with the sales force, identifies evolving technical and application needs of customers. In addition, the product management function is responsible for demand forecasting and general support of the sales force.

C-COR’s corporate marketing department works with our product managers and sales force to develop and implement a global marketing and communications program.

C-COR utilizes a corporate-wide Enterprise Resource Planning system, accessible by C-COR personnel worldwide. This system automates and standardizes key corporate functions in finance, manufacturing, purchasing, and customer service management.

Backlog

We schedule production of our C-COR Access and Transport equipment based on our backlog, informal commitments from customers, and sales projections. Our backlog consists of firm orders by customers for delivery within the next 12 months. The majority of equipment backlog typically is shipped within one to two quarters. In contrast, backlog in the C-COR Network Services and C-COR Solutions segments typically reflects longer-term systems development and field service projects that convert into revenue over a 12-month period.

At June 24, 2005, our backlog of orders was $78.0 million, including $28.6 million for C-COR Access and Transport, $19.3 million for C-COR Network Services, and $30.1 million for C-COR Solutions. By comparison, at June 25, 2004, our backlog of orders was $60.8 million, including $27.1 million for C-COR Access and Transport, $31.1 million for C-COR Network Services, and $2.6 million for C-COR Solutions. Backlog at

June 28, 2003 was $54.3 million, including $25.8 million for C-COR Access and Transport, $20.8 million for C-COR Network Services, and $7.7 million for C-COR Solutions.

Anticipated orders from customers may fail to materialize and delivery schedules may be deferred or canceled for a number of reasons, including reductions in capital spending by network operators, customer financial difficulties, annual capital spending budget cycles, and construction delays.

Research and Product Development

We operate in an industry that is subject to rapid changes in technology. Our ability to compete successfully depends in large part upon anticipating such changes. Accordingly, we engage in ongoing research and development activities in response to our customers’ needs with the intention to advance existing product lines and/or develop new offerings. Our current research and product development focus is on optical equipment and emerging packet-based technologies, architectures, and standards that affect critical areas, such as bandwidth network capacity management for multiple cable subscriber services, and software solutions for content management, including on demand video, advertising insertion and associated back office management; assurance of service and network quality; activation and provisioning of Internet Protocol-based services; and management of workforce resources for field installation and support. Product managers in both the Access and Transport and Solutions segments have responsibility for the product life cycle of specific hardware or software products from concept through development, expansion, and end of life. In this role, the product managers coordinate with a variety of C-COR professionals from sales, marketing, engineering, and technical support to develop and implement product plans. Access and Transport utilizes a concurrent product development program to enhance its capability to produce new products within an optimal time frame. The program addresses a number of key business activities, including portfolio management, innovation, product selection, product definition, electronic design and testing, selection of new product components, prototyping and piloting, and the ability to rapidly commercialize a new product.

During the past fiscal year, research and product development expenditures were primarily directed at developing new platforms for next-generation broadband architectures and applications, and expanding the capabilities of our interoperable software applications. We also continued with product development process improvements to reduce cycle time to design, reduce manufacturing costs, and improve design quality.

During fiscal years 2005, 2004, and 2003, we spent $37.8 million, $21.5 million, and $27.0 million, respectively, on research and product development. Research and product development expenses in the C-COR Access and Transport segment were $21.6 million, $16.6 million, and $21.2 million, respectively, for fiscal years 2005, 2004, and 2003. Research and product development expenses in the C-COR Solutions segment were $15.2 million, $4.3 million, and $5.3 million, respectively, for fiscal years 2005, 2004, and 2003. Other research and product development expenses, not allocated to segments, were $998,000, $592,000, and $544,000, respectively, for fiscal years 2005, 2004, and 2003. All research and product development expenditures have been expensed.

Competition

The broadband communications markets are dynamic and highly competitive, requiring substantial resources of those companies that compete in these markets, skilled and experienced personnel, and a capability to anticipate and capitalize on change. Our Access and Transport group competes with other companies, including Motorola’s Connected Home Solutions, Scientific Atlanta, Inc., and Harmonic, Inc., some of which are large publicly traded companies that may have greater financial, technical, and marketing resources than we do.

Equipment from our Access and Transport segment is marketed with emphasis on quality, advanced technology, differentiating features, flexibility, and business solutions, and is generally priced competitively with other manufacturers’ product lines. Product reliability and performance, technological innovation, responsive customer service, breadth of product offering, and pricing are several of the key criteria for competition.

Our Network Services segment competes in the United States with several vendors that offer similar services to those provided by C-COR. We compete on the basis of quality, ability to meet delivery schedules, and price by offering high-end technical field service support for next-generation optical networks as well as for traditional construction, installation, and maintenance operations. We can offer a bundled solution with our equipment and/or software, providing our customers with a one-stop shopping solution.

Our Solutions group competes with several vendors offering on demand video and digital advertising insertion hardware and software, network management, mobile workforce management, network configuration management, subscriber management, and network capacity management systems in the United States, some of which may currently have greater sales in these areas than we do. However, we believe that we offer a more integrated solution that gives us a competitive advantage in supporting the requirements of both today’s hybrid fiber coax networks and the emerging all-digital, packet- based networks of the future. We believe our recent acquisitions of nCUBE and several back-office management capabilities solidify C-COR’s position as a provider of comprehensive solutions for broadband network operators, integrating customer activation and retention, content management, service assurance, and mobile workforce management under one interoperable, modular suite of offerings.

Employees

We had 1,564 employees as of August 23, 2005.

Suppliers

We closely monitor supplier delivery performance and quality. We employ a strategy of limiting the total number of global suppliers to those who are quality leaders in their respective specialties and who will work with us as partners in the supply chain. Typical items purchased are fiber optic lasers, photo receivers, radio frequency hybrids, printed circuit boards, die cast aluminum housings, and standard electronic components. Although some of the components we use are single sourced, they are typically not sole sourced. We have experienced no significant difficulties during the past fiscal year in obtaining adequate quantities of raw materials and component parts.

We outsource the manufacture and repair of certain assemblies and modules where it is cost effective to do so or where there are advantages with respect to delivery times. Current outsourcing arrangements include European versions of amplifiers, certain power supplies, accessories, optical modules, digital return modules, circuit boards, repair services, and small-lot manufacturing.

Intellectual Property

We hold forty nine (49) United States patents and have forty seven (47) patents pending in the United States Patent and Trademark Office. In addition, we hold an exclusive license, for use in our field, of numerous patents relating to fiber optic and radio frequency transmission equipment and technology, and network management techniques and services. We attempt to protect our intellectual property through patents, trademarks, copyrights, and a program of maintaining certain technology as trade secrets.

Risks Related to Our Business

OUR BUSINESS IS DEPENDENT ON THE LEVEL OF CAPITAL SPENDING BY CABLE NETWORK OPERATORS.

Historically, most of our sales have been network access and transport equipment, services, and operations support systems to cable network operators in the United States and internationally. We expect this to continue for the foreseeable future. Demand for our offerings depends significantly upon the size and timing of capital spending by cable network operators for building and maintaining network infrastructures and for automated solutions for managing complex services delivered over their networks. We cannot accurately predict the patterns of cable network operators’ spending, but we believe that these patterns will continue to be affected in the near future by a variety of factors, including:

•	ongoing assessment by cable operators of capital spending requirements with the objective of balancing subscriber demand for advanced services with the financial market expectation of solid financial results and, in particular, an emphasis on generating positive cash flow and increasing revenue generated per subscriber;

•	the transition of most major domestic operations from large-scale network upgrades to more targeted capital investment tied to the roll-out of advanced services over small network segments;

•	timing of spending based on economic conditions in the international markets for network upgrades to support two-way capability for advanced video, voice, and data services; and

•	consolidation of cable equipment suppliers providing network products and services to global broadband operators.

OUR CUSTOMER BASE CONSISTS PRIMARILY OF A SMALL NUMBER OF CUSTOMERS IN A SINGLE INDUSTRY.

Most of our sales have been to relatively few customers. Sales to our ten largest customers accounted for approximately 58% of net sales in fiscal year 2005, 64% of net sales in fiscal year 2004, and 64% of net sales in fiscal year 2003. The loss of, or any reduction in orders from, a significant customer would harm our business.

In recent years, there has been significant consolidation of ownership of cable systems, particularly in the United States. As a result, we expect that the concentration of our sales among a limited number of customers will continue. Almost all of our sales are made on a purchase order basis (some of which may be governed by master agreements) and none of our customers have entered into long-term agreements requiring them to purchase our products. We expect that any further consolidation of our customer base may result in delays in receiving new orders or a reduction in the size of orders for our products which may harm our business.

WE COULD BE ADVERSELY AFFECTED BY THE SALE OF ADELPHIA COMMUNICATIONS.

Adelphia Communications is an important customer, accounting for 14% and 20% of our net sales in fiscal years 2005 and 2004, respectively. Adelphia Communications recently agreed to be acquired by Time Warner Cable and Comcast. Orders from Adelphia could be disrupted during a transition period. While Time Warner Cable and Comcast are both existing customers, we cannot predict the effect that the proposed sale of Adelphia will have on our future business.

WE COULD BE ADVERSELY AFFECTED IF BROADBAND COMMUNICATIONS DO NOT DEVELOP RAPIDLY.

Historically, sales of network access and transport equipment for hybrid fiber coax networks have represented the majority of our sales. Hybrid fiber coax networks can be used for high speed Internet access, telephony, video on demand and digital cable television. Demand for our products depends primarily on our customers’ desire and ability to upgrade their existing networks to offer high speed Internet access, telephony, video on demand and digital cable television, in addition to basic video service. There are, however, technologies that compete with hybrid fiber coax networks in providing high speed internet access, telephony, video on demand and digital cable television to end users such as direct broadcast satellite, digital subscriber line, and local multipoint distribution services. Improvements in a competing technology could result in significant price and/or performance advantages for that technology which, in turn, could reduce demand for our offerings.

It is difficult for us to accurately predict the future growth rate, size, and technological direction of the broadband communications market. As this market evolves, it is possible that hybrid fiber coax network operators, telephone companies, or other suppliers of broadband wireless and satellite services will decide to adopt alternative technologies or standards that are incompatible with our products. If we are unable to design, manufacture, and market offerings that incorporate or are compatible with these new technologies or standards, our business would suffer.

IF WE ARE UNABLE TO EFFECTIVELY COMPLETE THE INTEGRATION OF RECENT ACQUISITIONS OUR BUSINESS MAY BE ADVERSELY AFFECTED AND WE MAY NOT BE ABLE TO MEET INVESTORS EXPECTATIONS.

We have completed five acquisitions since May 2004 and are completing the integration of these acquisitions into our existing operations. We may encounter unforeseen difficulties associated with the integration including loss of key personnel, delays in migrating products to a common platform, delays in introducing planned product enhancements, or difficulties in executing system deliveries. Problems resulting from acquisition integration could adversely affect new orders that are expected from customers and cause revenue and net income to fall below investor expectations. In such event, our financial results and financial position could be adversely affected.

IF WE ARE UNABLE TO INCREASE OUR OPERATIONS SUPPORT SYSTEMS SOFTWARE REVENUE TO GENERATE ADEQUATE PROFITABILITY, OUR FINANCIAL RESULTS WOULD BE ADVERSELY AFFECTED.

Our ability to increase the revenue generated by our content management and operations support systems depends on many factors that are beyond our control. For example:

•	our customers may decide to continue to manage their networks by focusing on limited, individual elements of the network rather than managing their entire network integrity and service delivery processes using a suite of software application modules such as those offered by our Solutions group;

•	our customers may decide to use internally developed software tools to manage their networks rather than license software from us;

•	the software business is volatile and we may not be able to effectively utilize our resources and meet the needs of our customers if we are unable to forecast the future demands of such customers;

•	if our customers increase the amount of spending on automated network, service, and content management tools, new suppliers of these tools may enter the market and successfully capture market share; and

•	we may be unable to hire and retain enough qualified technical and management personnel to support our growth plans.

FLUCTUATIONS IN OUR SOFTWARE SALES MAY RESULT IN GREATER VOLATILITY IN OUR OPERATING RESULTS.

The level of our software sales are likely to fluctuate significantly quarter to quarter for the foreseeable future and introduce greater volatility to our operating results than has been typical in the past, when the main source of volatility was the high proportion of quick-turn equipment sales. The timing of revenue recognition on software and system sales is based on specific contract terms and, in certain cases, is dependent upon completion of certain activities and customer acceptance which are difficult to forecast accurately. Because the gross margins associated with software and systems sales are substantially higher than our average gross margins, fluctuations in quarterly software sales have a disproportionate effect on operating results and earnings per share and could result in our operating results falling short of the expectations of securities analysts and investors.

WE MAY BE UNABLE TO ACCURATELY FORECAST THE DEMAND LEVEL FOR OUR PRODUCTS IN THE LONG TERM.

The major domestic cable operators have upgraded their networks to enable two-way communications. While we expect to generate additional sales in the coming quarters from bandwidth expansion of domestic cable networks, as well as international cable network upgrades and from new product introductions, we cannot accurately forecast the level of demand for our products in the long term. We expect the future level of demand for our products to be heavily influenced by the penetration rates of such consumer offerings as video on demand, digital television, Internet, and telephony over hybrid fiber coax networks, which are beyond our control. In addition, we expect a higher proportion of our revenues to come from international customers in countries where the hybrid fiber coax networks are being upgraded to enable these services to be offered.

IF WE ARE UNABLE TO DESIGN, MANUFACTURE, AND MARKET NEW OFFERINGS IN A TIMELY MANNER, WE MAY NOT REMAIN COMPETITIVE.

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

WE MAY PURSUE ACQUISITIONS AND INVESTMENTS THAT COULD ADVERSELY AFFECT OUR BUSINESS.

In the past we have made acquisitions of and investments in businesses, products, and technologies to complement or expand our business. While we have no plans for additional acquisitions in the near term, future acquisitions may occur. If we identify an acquisition candidate, we may not be able to successfully negotiate or finance the acquisition or integrate the acquired businesses, products, or technologies with our existing business and products. Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities, amortization expenses, and write downs of acquired assets.

IF WE ARE UNABLE TO RETAIN OUR KEY PERSONNEL OR RECRUIT ADDITIONAL KEY PERSONNEL IN THE FUTURE, WE MAY BE UNABLE TO EFFECTIVELY EXECUTE OUR BUSINESS STRATEGY.

Our success depends on our ability to hire, retain, and motivate highly qualified personnel. Competition for qualified technical and other personnel is intense, and we may not successfully attract or retain such personnel. Competitors and others in the past have recruited our employees and may do so in the future. We may lose key personnel from the recently completed acquisitions. While we require our employees to sign customary agreements concerning confidentiality and ownership of inventions, we generally do not have employment contracts or non-competition agreements with our personnel. If we lose any of our key personnel, are unable to attract qualified personnel, or are delayed in hiring required personnel, particularly engineers and other technical personnel, our business could be negatively affected.

OUR RELIANCE ON SEVERAL KEY COMPONENTS, SUBASSEMBLIES, AND MODULES USED IN OUR PRODUCTS COULD RESTRICT PRODUCTION.

We obtain many components, subassemblies, and modules for our products from a single supplier or a limited group of suppliers. Our reliance on single or limited suppliers, particularly foreign suppliers, and our increasing reliance on subcontractors, involves several risks. These risks include a potential inability to obtain an adequate supply of required components, subassemblies, or modules, and reduced control over pricing, quality, and timely delivery of these components, subassemblies, or modules. We do not generally maintain long-term agreements with any of our suppliers or subcontractors. An inability to obtain adequate deliveries or any other circumstances requiring us to seek alternative sources of supply could affect our ability to ship our products on a timely basis, which could damage our relationships with current and prospective customers and harm our business.

We generally maintain low inventory levels and do not make binding long-term commitments to suppliers. As a result, it may be difficult in the future to obtain components required for our products or to ramp up the volume of components, subassemblies, or modules if demand for our products increases. The lower level of commitments to our suppliers may also adversely affect our unit costs which are in many cases based upon volume discounts.

OUR ABILITY TO ACHIEVE OUR STRATEGIC OBJECTIVE OF DELIVERING A FULL RANGE OF NETWORK SERVICES WILL DEPEND UPON OUR ABILITY TO EFFECTIVELY MANAGE OUR SERVICE WORKFORCE.

Our provision of network services required by our customers across their operations depends upon our ability to hire, retain, motivate, and effectively manage a large service workforce. Our inability to maintain and effectively manage such personnel could affect our ability to meet our customer needs on a timely basis, which could damage our relationships with current customers and prevent us from achieving our strategic objective.

CHANGES IN INTERNATIONAL TRADE LAWS, REGULATIONS, OR THE POLITICAL CLIMATE IN MEXICO COULD HINDER OUR PRODUCTION CAPACITY.

A substantial amount of the products that we sell are made in our manufacturing facility in Tijuana, Mexico, where optical nodes and radio frequency amplifiers for the domestic market are manufactured. This operation is exposed to certain risks as a result of its location, including:

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

Any of these risks could interfere with the operation of this facility and result in reduced production, increased costs, or both. In the event that production capacity of this facility is reduced, we could fail to ship products on schedule and could face a reduction in future orders from dissatisfied customers. If our costs to operate this facility increase, our margins would decrease. Reduced shipments and margins would have an adverse effect on our financial results.

CHANGES IN THE REGULATORY, POLITICAL, AND ECONOMIC ENVIRONMENTS IN EUROPE AND ASIA COULD ADVERSELY AFFECT OUR ENGINEERING AND DEVELOPMENT AND OUR SALES AND ADMINISTRATIVE SUPPORT OPERATIONS IN VARIOUS COUNTRIES IN WHICH WE HAVE INTERNATIONAL OPERATIONS.

We have operations in India, Austria, The Netherlands, Spain, Portugal, the United Kingdom, France, Germany, Australia, and China. These operations include software development, engineering, sales, and administrative activities that support the delivery of localized versions of products and services in Europe and Asia. These facilities and operations are subject to certain risks as a result of their location, including:

•	changes in international trade laws that could affect doing business in the European Common Market;

•	changes in labor laws and regulations affecting our ability to hire and retain employees;

•	potential political instability and changes in the government;

•	potential regulatory changes;

•	potential changes in tax structures and rates;

•	foreign currency fluctuations; and

•	general economic conditions in Europe, Asia, and Australia.

OUR COMPETITORS, SOME OF WHOM ARE LARGER AND MORE ESTABLISHED, MAY HAVE A COMPETITIVE ADVANTAGE OVER US.

The market for network transmission equipment, content and operations management systems, and services is extremely competitive and is characterized by rapid technological change. Our current competitors include significantly larger companies with greater financial, technical, marketing, and other resources. Additional competition could come from new entrants in our markets. These existing and potential competitors may be in a better position to withstand a significant reduction in capital spending by cable network operators and to keep pace with changes in technology. We cannot assure that we will be able to compete successfully in the future or that competition will not harm our business.

Competitive pressures are likely to increase in the current capital spending environment as our competitors attempt to maintain revenue levels by increasing market share. This may result in increased price competition that could adversely affect our margins. Also, it could result in consolidation among our competitors which would have an unpredictable effect on our competitive position.

WE MAY NEED ADDITIONAL CAPITAL IN THE FUTURE AND MAY NOT BE ABLE TO SECURE ADEQUATE FUNDS ON TERMS ACCEPTABLE TO US.

We have recently incurred operating losses that resulted in negative cash flow from operations and may do so in the future. We currently anticipate that our existing capital resources, including available cash, will be sufficient to meet our operating needs for the next 12 to 18 months. If our cash flows are less than expected, we may need to borrow or raise additional funds sooner to respond to unforeseen technological or marketing hurdles, satisfy unforeseen liabilities, or take advantage of unanticipated opportunities. A future acquisition could require significant amounts of capital. We may not be able to obtain funds at the time or times needed on terms acceptable to us, or at all. If we are unable to obtain adequate funds on acceptable terms, we may not be able to take advantage of market opportunities, develop new products, or otherwise respond to competitive pressures. We may also need to borrow or raise additional funds to pay the principal of our 3.5% senior unsecured convertible notes (the “Notes”) which mature on December 31, 2009. We may need to refinance all or a portion of our indebtedness under the Notes on or before maturity. We may not be able to refinance the Notes, if necessary, on commercially reasonable terms or at all.

IF OUR SALES FORECASTS ARE NOT REALIZED IN A GIVEN PERIOD OR IF OUR OPERATING RESULTS FLUCTUATE IN ANY GIVEN QUARTER, OUR STOCK PRICE MAY FALL.

While we receive periodic forecasts from our customers as to their future requirements, these forecasts may not accurately reflect future purchase orders for our products. Sales of equipment are typically based on purchase orders and a substantial proportion of equipment sales are quick-turn orders that are received and fulfilled in the same quarter. Revenue recognition of software and system sales is based on specific contract terms and, in certain cases, is dependent upon completion of certain activities and customer acceptance which are difficult to forecast accurately. In addition, the sales cycles of many of our products, particularly our software products and our newer products sold internationally, are typically unpredictable and usually involve:

•	a significant technical evaluation by our customers;

•	a commitment of capital and other resources by network operators;

•	delays associated with network operators’ internal procedures to approve large capital expenditures;

•	time required to engineer the deployment of new technologies or services within broadband networks; and

•	testing and acceptance of new technologies that affect key operations.

For these and other reasons, our sales cycles generally last three to six months, but can last up to 12 months.

In addition, because a limited number of large customers account for a significant portion of our sales, the timing of their orders can cause significant fluctuation in our quarterly operating results. A substantial portion of our expenses are fixed in the short term and are based on expected sales and if sales are below expectations in any given quarter, the negative impact on our operating results may be increased if we are unable to adjust our spending to compensate for the lower sales. Accordingly, variations in the timing of sales can cause significant fluctuation in our quarterly operating results and may result in a decline in the price of our common stock.

WE MAY BE HARMED IF WE ARE UNABLE TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY RIGHTS, PATENT APPLICATIONS AND NON-EXCLUSIVE LICENSES FOR UNITED STATES PATENTS.

We intend to continue to file patent applications in the future, where we believe appropriate, and to pursue such applications with United States and foreign patent authorities, but we cannot be sure that patents will be issued on such applications or that our patents will not be contested. Also, because issuance of a valid patent does not prevent other companies from using alternative, non-infringing technology, we cannot be sure that any of our patents will provide significant commercial protection. We also rely on trade secrets, technical know-how, copyright, and other unpatented proprietary information relating to our product development and manufacturing activities. We try to protect this information with confidentiality agreements with our employees and other parties. We cannot be sure that these agreements will not be breached, that we will have adequate remedies for any breach, or that our trade secrets and proprietary know-how will not otherwise become known or independently discovered by others.

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

WE MAY EXPERIENCE INCREASES IN OUR TAX EXPENSE AS WE BECOME MORE PROFITABLE.

We have a substantial amount of net operating loss carryforwards that are being utilized. In fiscal year 2003, we established a full valuation allowance against our deferred tax assets in most jurisdictions as the operating losses realized in fiscal years 2001 through 2003 raised doubts about our ability to utilize those deferred tax assets in the future. As a result, our operating cash flow, reported net income (loss), and earnings (loss) per share reflect a relatively low effective tax rate. If we generate taxable income in a jurisdiction on a consistent basis for multiple consecutive quarters, we might eliminate or reduce the deferred tax asset valuation allowance for that jurisdiction which will have the effect of increasing the amount of income tax expense recorded in the future and decreasing the reported net income and earnings per share.

WE MAY INCUR SIGNIFICANT LIABILITIES IF WE FAIL TO COMPLY WITH STRINGENT ENVIRONMENTAL REGULATIONS OR IF WE DID NOT COMPLY WITH THESE REGULATIONS IN THE PAST.

We are subject to a variety of Federal, state, and local governmental regulations related to the use, storage, discharge, and disposal of toxic or otherwise hazardous chemicals used in our manufacturing process. Although we believe that our activities conform to environmental regulations, the failure to comply with present or future regulations could result in fines being imposed on us, suspension of production, or a cessation of operations. We cannot assure that we have not in the past violated applicable laws or regulations which could result in required remediation or other liabilities.

IF WE ARE UNABLE TO COMPLY WITH SARBANES-OXLEY ACT SECTION 404 (“SECTION 404”) WE MAY BE ADVERSELY IMPACTED.

Section 404 of Sarbanes-Oxley requires that we establish and maintain an adequate internal control structure and procedures for financial reporting and assess on an on-going basis, the design and operating effectiveness of our internal control structure and procedures for financial reporting. Our independent registered public accounting firm is required to attest and audit both the design and operating effectiveness of our internal controls and management’s assessment of the design and the effectiveness of its internal controls. Although no known material weaknesses exist at this time, it is possible that material weaknesses may be found in the future. If we are unable to remediate the weaknesses, the independent registered public accounting firm would be required to issue an adverse opinion on our internal controls. It is uncertain what impact an adverse opinion would have upon our stock price.

For additional information on risks and uncertainties, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7. of this Form 10-K.

Our Internet Website

The address for our Internet website is www.c-cor.com. Our electronic filings with the Securities and Exchange Commission (including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports), including the exhibits, are available free of charge through our website as soon as reasonably practicable after we electronically file them with or furnish them to the Securities and Exchange Commission. The Company’s Code of Ethics for Senior Operational and Financial Leadership is posted on the above Internet website.

Item 2.    Properties

We operate the following principal facilities:

Location	Principal Use	Segment		Approximate Square Feet	(O) Owned (L) Leased
State College, Pennsylvania	Administrative Offices and Development Engineering	All		133,000	O
Tijuana, Mexico	Manufacturing	(1)		89,400	L
Wallingford, Connecticut	Administrative Offices, Manufacturing, and Development Engineering	(1)		82,200	L
Klagenfurt, Austria	Development Engineering	(1)		21,700	L
Almere, The Netherlands	Administrative Offices	(1	)(3)	5,100	L
Mulgrave, Australia	Administrative Offices	(1)		16,725	L
Lakewood, Colorado	Administrative Offices	(2)		4,500	L
Beaverton, Oregon	Administrative Offices, Manufacturing and Development Engineering	(3)		60,400	L
Sunnyvale, California	Development Engineering and Administrative Offices	(1)		8,350	L

Segment:

(1)	C-COR Access and Transport
(2)	C-COR Network Services
(3)	C-COR Solutions

We are approved for ISO 9001:2000 registration at our State College, Wallingford, Klagenfurt, and Tijuana facilities. C-COR’s quality management system includes quality assurance in design, development, production, installation, and servicing. Criteria for registration are set by the International Organization for Standardization, whose function is to develop global standards in an effort to improve the exchange of goods and services internationally. This designation builds on our reputation as a high-quality, global provider of transmission electronics.

Item 3.    Legal Proceedings

Certain former security holders and employees of Convergence.com Corporation, a company that was acquired by the Company in fiscal year 2000, filed claims against the Company in March 2001 alleging violations of state securities laws and certain other state law claims related to a stock option plan. The complaint alleged that the damages suffered by the individuals approximated $2.1 million, which was based on the number of stock options multiplied by the highest price of the Company’s common stock since the acquisition, and did not take into account the exercise price, which the plaintiffs would have had to pay to the Company if the options were exercised. The complaint also asserted claims for treble damages, an undetermined amount of punitive damages and reimbursement of attorney’s fees.

On January 23, 2004, the Superior Court of Forsyth County, Georgia, granted our motion for summary judgment in full, thereby dismissing all claims against the Company. In July 2005, the plaintiffs filed a brief in the Georgia Appeals Court to appeal the decision. The Company filed a response brief in August 2005, with oral arguments scheduled for September 2005. We will continue to assert our defenses to these claims and will continue to contest them vigorously; however, we cannot be sure that we will be successful in defending these claims in an appeal of the decision.

SeaChange International, Inc. (SeaChange) filed a suit against nCUBE, a business we acquired on December 31, 2004. The suit was filed in Federal district court in Delaware on June 13, 2000 for infringement of U.S. Patent No. 5,862,312 entitled Loosely Coupled Mass Storage Computer Cluster (the ‘312 patent). In instituting its infringement claim, SeaChange sought both a permanent injunction and damages in an unspecified amount. The trial began on September 18, 2000 to determine the sole issue of the validity of the ‘312 patent. At the conclusion of the trial on September 25, 2000, the district court entered a judgment that nCUBE infringed the ‘312 patent and that such claims of infringement were not invalid. No monetary damages were awarded. nCUBE appealed the district court’s judgment to the United States Court of Appeals for the Federal Circuit. On June 29, 2005, the Federal Circuit Court decided as a matter of law that we did not infringe SeaChange’s patent.

In the opinion of management, the ultimate resolution of the SeaChange suit (if the decision of the Federal Circuit Court described above is appealed by SeaChange) and other routine matters will not have a material effect on our business, its financial position, or results of operations.

Item 4.    Submission of Matters to a Vote of Securities Holders

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 24, 2005.

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

Name	Age	Position/Experience

David A. Woodle	49	Chairman since October 2000; Chief Executive Officer since July 20, 1998.

Mary G. Beahm	45	Corporate Vice President, Human Resources, since August 2001; Vice President, Human Resources from November 1998 to August 2001. Board of Trustees, The Pennsylvania State University since 1990.

Mitchell L. Berman	51	Corporate Vice President, Global Marketing since June 2004; Chief Marketing Officer, Alopa Networks, Inc., a provider of operations support software for use in cable television networks, from August 2003 to June 2004; Principal, MLB, a strategic advisory group providing company restructuring, venture capital outreach, and strategic planning services for new media companies, from April 2001 to July 2003; Senior Vice President of Worldwide Marketing & Operations, OpenTV, Inc., a global provider of cable and satellite set-top box software, tools and applications for interactive television, from April 1997 to March 2001.

Name	Age	Position/Experience

John O. Caezza	47	President, C-COR Access and Transport Business Unit, since August 2001; Vice President and General Manager, Broadband Communications Division of ADC Telecommunications, Inc., a major manufacturer of uncompressed digital transport, opto-electronic, and radio frequency products for the broadband communications market, from May 2000 to August 2001; Vice President, Engineering, Philips Broadband Networks, Inc., a major international manufacturer of opto-electronic and radio frequency products for the broadband communications market, from June 1996 to May 2000.

Stephen Timothy Gropp	51	Corporate Vice President, Americas Business, since June 2004; Vice President of Worldwide Sales, Alopa Networks, Inc., a provider of operations support software for use in cable television networks, from April 2003 to May 2004; Vice President of Sales, Broadband Services, Inc., a provider of outsourced supply chain management services for telecom service providers, from August 2001 to April 2003; Customer Team Vice President for Broadband Service Providers and Emerging Service Providers for the Western United States, Lucent Technologies, Inc., a provider of systems, services and software for communications networks, from November 1998 to August 2001.

William T. Hanelly	49	Chief Financial Officer, Secretary, and Treasurer since August 2001; Vice President, Finance, Secretary, and Treasurer from October 1998 to August 2001.

David E. Levitan	44	President, C-COR Network Services Business Unit, since August 2004; Senior Vice President and General Manager, Cable Matrix Technologies, Inc., a provider of software solutions for managing quality of service in high-speed broadband data networks, from May 2003 to July 2004; Vice President and General Manager, SciCare Broadband Services Division of Scientific-Atlanta, Inc., a supplier of digital interactive subscriber systems, transmission networks, and services to broadband network operators, from November 1998 to August 2002.

Gerhard B. Nederlof	57	Corporate Vice President, Euro Pacific Business since August 2001; Sr. Vice President, Euro Pacific Business from February 2000 to August 2001; Sr. Vice President, Broadband Management Services from July 1999 to February 2000; Sr. Vice President, Marketing from September 1998 to July 1999.

Michael J. Pohl	54	President, C-COR Solutions Business Unit since January 2005; President and CEO, nCUBE Corp., a worldwide provider of on demand media and digital advertising systems, from March 2002 to January 2005; President, nCUBE, from July 1999 to March 2002.

Kenneth A. Wright	49	Chief Technology Officer since October 2000; Chief Technology Officer, 21e.net from October 1999 to October 2000.

PART II

Item 5.    Market for the Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is traded on The Nasdaq National Market under the symbol of CCBL. The range of high and low price information as reported by Nasdaq follows:

	High	Low
2004
Quarter ended
September 26, 2003	$7.60	$4.55
December 26, 2003	$12.47	$6.13
March 26, 2004	$18.63	$11.03
June 25, 2004	$15.31	$8.00
2005
Quarter ended
September 24, 2004	$10.30	$6.82
December 31, 2004	$9.50	$6.95
March 25, 2005	$9.56	$6.09
June 24, 2005	$7.39	$5.74

We have never paid a cash dividend on our common stock.

As August 18, 2005, there were 646 shareholders of record of common stock.

Item 6.    Selected Financial Data

Selected Financial Data

(in thousands, except per share data)

Fiscal Year Ended	June 24, 2005	June 25, 2004	June 27, 2003	June 28, 2002	June 29, 2001
	(In thousands except per share data)
Statement of operations data:
Net sales	$237,260	$240,918	$200,662	$265,651	$223,295
Income (loss) from continuing operations(1)	(25,690)	44,160	(139,589)	(41,924)	(7,827)
Discontinued operations	—	—	—	—	177
Net income (loss)	(25,690)	44,160	(139,589)	(41,924)	(7,650)
Net income (loss) per share—basic
Continuing operations	$(0.57)	$1.14	$(3.84)	$(1.24)	$(0.24)
Discontinued operations	—	—	—	—	0.01

Net income (loss) per share—basic	$(0.57)	$1.14	$(3.84)	$(1.24)	$(0.23)

Net income (loss) per share—diluted
Continuing operations	$(0.57)	$1.10	$(3.84)	$(1.24)	$(0.24)
Discontinued operations	—	—	—	—	0.01

Net income (loss) per share—diluted	$(0.57)	$1.10	$(3.84)	$(1.24)	$(0.23)

Weighted average common shares and common share equivalents
Basic	45,325	38,832	36,384	33,710	32,905
Diluted	45,325	40,223	36,384	33,710	32,905
Balance sheet data (at period end):
Working capital	$86,075	$140,700	$37,597	$164,727	$153,001
Cash and marketable securities(2)	52,647	116,725	22,611	111,860	100,893
Total assets	337,755	266,885	143,017	270,823	238,705
Total long-term debt obligations	35,779	930	1,113	1,896	1,765
Shareholders’ equity	217,039	208,262	81,529	218,598	203,909

(1)	Income (loss) from continuing operations in fiscal years 2005, 2004 and 2003 includes a number of significant charges and recoveries, including charges associated with business combinations (See Notes 3 and 21 to the consolidated financial statements in Item 8 of this Form 10-K).
(2)	Cash excludes $3,690, $1,637, and $2,300 of restricted cash at the end of fiscal years 2005, 2004, and 2003, respectively.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

We are a global provider of integrated network solutions that include access and transport equipment, technical services and content and operation management systems for broadband networks. The Company operates in three business segments: C-COR Access and Transport, C-COR Network Services, and C-COR Solutions.

Our C-COR Access and Transport segment is responsible for the development, management, production, and support of our network infrastructure products, including our amplitude modulation headend/hub optical platform and line of optical nodes, a full offering of radio frequency amplifiers, digital video systems, and high quality, high capacity transport platforms for multiservice, packet-based networks.

Our C-COR Network Services segment provides technical services for engineering, design, and deployment of advanced applications over broadband networks, including outsourced operational services, network design and engineering, network integration, outside plant and construction services, and consulting to a variety of customers.

Our C-COR Solutions segment is responsible for development, integration, management, implementation, support, and sale of content management systems, including software and hardware, for delivery of video on demand and digital advertising as well as application-oriented software for subscriber activation and retention, network and service assurance, and workforce management.

Net sales for fiscal year 2005 were $237.3 million, a decrease of 1% from $240.9 million in fiscal year 2004, reflecting lower revenues from the sales of products and technical services, which were partially offset by higher revenues from sales of digital advertising insertion and operational support solutions. Our largest customers during the fiscal year were Time Warner Cable and Adelphia Communications (Adelphia), accounting for 18% and 14%, respectively, of net sales.

Our revenues from digital advertising and operational support systems increased 126% during the fiscal year, primarily as a result of our acquisition of the business of nCUBE Corporation (nCUBE) during the year. With the addition of the nCUBE business, we expect that our C-COR Solutions segment will contribute a higher proportion of net sales in the future. Multiple revenue recognition models are used in this segment based upon specific contractual terms including completed contract, percentage of completion, and software revenue accounting pursuant to AICPA Statement of Position 97-2, “Software Revenue Recognition”, as amended (see Note 2). As a result of these different models, reported net sales could fluctuate significantly in this segment and deferred revenue balances could grow causing a delay in recognition of revenue.

Our operating expenses grew from 28% of revenue in fiscal year 2004 to 47% of revenue in fiscal year 2005. The increased operating expenses were primarily related to increased personnel costs as a result of integrating our acquisitions, increased promotional costs, increased accounting and consulting fees, and increased amortization of intangibles and other charges associated with acquisitions. The increased accounting and consulting fees were primarily related to compliance with the Sarbanes-Oxley Act of 2002.

Since May 2004, we have completed five acquisitions. These acquisitions further our strategic plan to provide products, services and software solutions to support the anticipated migration of today’s hybrid fiber coax networks to networks based on all-digital, Internet Protocol (IP) packet technology. Our acquisitions have significantly increased our goodwill and other intangible assets. At June 24, 2005, we had recorded $132.0 million of goodwill and $14.7 million of other intangible assets. While goodwill is no longer amortized, we are required to assess whether goodwill is impaired at least annually and more frequently if circumstances warrant. Any impairment of goodwill could result in a substantial charge to earnings, which would have a material adverse effect on our results of operation and financial position in the period in which such impairment is recorded. For additional information regarding goodwill and other intangibles, see Note 9.

We are subject to various risks associated with our business operations. For additional information concerning risks, refer to “Risks Related to Our Business,” in Part 1, Item 1 of this Form 10-K.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of the Company’s consolidated financial statements requires management to make estimates, assumptions, and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the applicable period. Management bases its estimates, assumptions, and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates, assumptions, and judgments.

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

Revenue Recognition.    We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the sale price is fixed or determinable, and collectibility is reasonably assured. Revenue from product sales and sales-type leases is recognized based upon delivery terms. Revenue is recognized when the equipment has been shipped to the customer if delivery terms are origin-based (FOB Shipping Point and Ex-works). When delivery terms are destination-based (FOB Destination, Delivery duty unpaid (DDU) and Delivery duty paid (DDP)), revenue is recognized upon the delivery of the equipment. When payments are received upon product delivery and the agreement with the customer contains a customer acceptance clause, revenue is deferred until customer acceptance is obtained.

Service revenues, consisting of system design, field services, and other consulting engagements, are generally recognized as services are rendered in accordance with the terms of contracts. We also enter into multiple element contracts that entail delivery of both products and services. Revenue from these contracts is accounted for under the percentage of completion method. Under the percentage of completion method, for certain contracts we have recorded revenue by reference to the costs incurred to date and the estimated costs remaining to fulfill the contracts. For other contracts accounted for under the percentage of completion method, we record revenue and costs based on the units of delivery method. This method recognizes as revenue the contract price of units of the product delivered during each period and the costs allocable to the delivered units as the cost of earned revenue. Provisions for losses on service contracts are recognized during the period in which the loss first becomes apparent. For contracts accounted for under the percentage of completion method, we typically perform the services prior to billing the customer which gives rise to unbilled receivables. In these circumstances, billings usually occur shortly after we perform a specified amount of the work, as outlined in the contract. Unbilled receivables are expected to be billed and collected generally within three to six months.

Content and operations management systems revenues consist of equipment and application-oriented software to support the sale of video on demand systems, digital advertising insertion systems, and operational support systems. For our software licensing arrangements involving multiple elements, revenue is allocated to each element based on vendor specific objective evidence (VSOE) of fair values of the elements. Our VSOE of fair value is determined based on the price charged when the same element is sold separately. If VSOE of fair value does not exist for all elements in a multiple element arrangement, revenue is deferred until all undelivered elements without VSOE are delivered at which time we apply the residual method. Under the residual method, if VSOE exists for the undelivered elements, the fair value of the undelivered elements is deferred and recognized ratably, and the remaining portion of the arrangement is recognized as revenue upon delivery, which generally occurs on completion of implementation of the system. License revenue allocated to software products, in certain circumstances, is recognized upon the delivery of the software products. For certain of our software license arrangements where professional services are being provided that are deemed to be essential to the functionality or are for significant production, modification, or customization of the software product, both the software product revenue and the professional service revenue are recognized on the completed-contract method, as the Company does not have the ability to reasonably estimate contract costs at the inception of the contracts. Under the completed-contract method, revenue is recognized when the contract is complete, and all direct costs and related revenues are deferred until that time. Beginning in fiscal year 2005, we recognize software license and associated professional services revenue for one of our software license products (mobile workforce management) using the percentage-of-completion method of accounting as we believe that our estimates of costs to complete and extent of progress toward completion of such contracts are reliable. Software maintenance and support service fees are generally billed and collected in advance of the associated maintenance contract term and are recorded as deferred revenue and recognized ratably under the straight-line method over the term of the contract. The entire amount of an estimated loss on a contract is accrued at the time a loss on a contract is projected.

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

Valuation of Inventories.    Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out method, with the exception of approximately ten percent of our consolidated net inventories at June 24, 2005, which were determined on a weighted-average cost method. We establish provisions for excess and obsolete inventories after evaluation of historical sales and usage, current economic trends, market conditions, product rationalization, forecasted sales, product lifecycles, and current inventory levels. This evaluation requires us to make estimates regarding future events in an industry where rapid technological changes are prevalent. It is possible that increases in inventory reserves may be required in the future if there is a decline in market conditions or if changes in expected product lifecycles occur. Alternatively, if market conditions improve or product lifecycles extend, we may have greater success in selling inventory that had previously been written down. In either event, the actual value of our inventory may be higher or lower and recognition of such difference will affect our cost of sales in a future period, which could materially affect our operating results and financial position.

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

Warranty Liabilities.    We warranty our products against defects in materials and workmanship, generally for one to five years, depending upon product lines and geographic regions. A provision for estimated future costs related to warranty activities is recorded when the product is shipped, based upon our historical experience of known product failure rates and historical costs incurred in correcting product failures. In addition, from time to time, the recorded amount is adjusted for specifically identified warranty exposures if unforeseen technical problems arise. In the event that our historical experience of product failure rates and costs of correcting product failures change, or our estimates relating to probable losses resulting from specifically identified warranty exposures change, we may be required to record additional warranty reserves. Alternatively, if we provided more reserves than we needed, we may reverse a portion of such provisions in future periods. In the event we change our warranty reserve estimates, the resulting charge against future cost of sales or reversal of previously recorded charges may materially affect our operating results and financial position.

Accounting for Foreign Currency Translation and Transactions.    In preparing our consolidated financial statements, we are required to translate the financial statements of our foreign subsidiaries from the currency in which they keep their accounting records, generally the local currency, into United States dollars. This process results in exchange gains and losses which, are either included within the consolidated statement of operations or as a separate component of shareholders’ equity. Under the relevant accounting guidance the treatment of these translation gains or losses is dependent upon management’s determination of the functional currency of each subsidiary. The functional currency is determined based upon management’s judgment and involves consideration of all relevant economic facts and circumstances affecting the subsidiary. Generally, the currency in which the subsidiary transacts a majority of its transactions, including billing, financing, payroll and other expenditures would be considered the functional currency but any dependency upon the parent company, and the nature of the subsidiary’s operations must also be considered. If any subsidiary’s functional currency is deemed to be the local currency, then any gain or loss associated with the translation of the subsidiary’s financial statements is included in shareholders’ equity. However, if the functional currency is deemed to be the United States dollar, then any gain or loss associated with the translation of the subsidiary’s financial statements would be included within our consolidated statement of operations. If we dispose of any of our subsidiaries, any cumulative translation gains or losses would be realized in our consolidated statement of operations. If we determine that there has been a change in the functional currency of a subsidiary to the United States dollar, any translation gains or losses arising after the date of change would be included within our consolidated statement of operations. We convert the assets and liabilities of foreign operations into their United States dollar equivalents at rates in effect at the balance sheet dates. The statements of operations of foreign operations are translated from the operation’s functional currency to the United States dollar equivalents at average rates for the period. Foreign currency transaction gains and losses resulting from settlement of foreign receivables and payables, including certain cross-currency intercompany activities where payment is expected to be satisfied in the normal course of business, are recorded in the consolidated statements of operations. Other cross-currency intercompany activities, where management has no intent to require payment in the foreseeable future, are recorded in shareholders’ equity as a component of other comprehensive income (loss). In the event management’s intent with respect to cross-currency intercompany activities changes, such changes could result in future foreign currency gains or losses that may materially affect our operating results and financial position.

Accounting for Income Taxes.    We estimate our income taxes for each of the jurisdictions in which we operate. This involves estimating our actual current income tax payable and assessing temporary differences resulting from differing treatment of items, such as reserves and accruals, for tax and accounting purposes. Deferred taxes arise due to temporary differences in the bases of assets and liabilities and from net operating losses and credit carryforwards. In general, deferred tax assets represent future tax benefits to be received when certain expenses previously recognized in the Company’s consolidated statement of operations become deductible expenses under applicable income tax laws or loss or credit carryforwards are utilized. Accordingly, realization of deferred tax assets is dependent on future taxable income against which these deductions, losses and credits can be utilized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers historical operating losses, scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment

Business Combinations

On July 16, 2004, we acquired all the outstanding securities of Stargus, Inc. (Stargus), a privately held company headquartered in Andover, Massachusetts. Stargus is a provider of comprehensive network and service management solutions for cable broadband operators. Stargus became part of our C-COR Solutions segment. The purchase price for the acquisition was $17.2 million, consisting of a cash payment of $17.0 million and direct transaction costs of approximately $185,000.

On September 3, 2004, we acquired certain assets and liabilities of Optinel Systems, Inc. (Optinel), a privately held company located in Elkridge, Maryland. Optinel is a provider of optical Ethernet transport solutions for residential and business services. Optinel became part of our C-COR Access and Transport segment. The purchase price for the acquisition was $9.6 million, consisting of a cash payment of $9.5 million and direct transaction costs of approximately $116,000, subject to certain adjustments. Additional cash payments of up to $6.0 million are required to be made to Optinel shareholders if certain sales objectives are achieved within thirteen months from the date of acquisition. Upon satisfaction of the contingency, the additional consideration will be recorded as additional cost of the acquisition and goodwill will increase. Based upon our forecast of the sales objectives through the earn-out period, we do not believe additional consideration will result in a material increase in goodwill.

On December 31, 2004, we completed the acquisition of the business of nCUBE Corporation (nCUBE), a privately held company headquartered in Beaverton, Oregon. nCUBE is a worldwide provider of on demand media and digital advertising systems. nCUBE became part of our C-COR Solutions segment. Consideration for the acquisition consisted of 4.5 million shares of our common stock, $35.0 million principal amount of our 3.5% senior unsecured 5-year convertible notes, $20.0 million in cash, and the assumption of certain liabilities. We recorded direct costs for the acquisition of approximately $965,000. The common stock portion of the purchase consideration was based upon our average common stock price over a period which included two days before and after the measurement date, which was October 22, 2004. Based upon the average common stock price, the aggregate purchase consideration was $88.6 million, excluding certain liabilities assumed. The cash component of the consideration was funded from our existing cash balances.

During fiscal year 2005, we recorded additional goodwill of $93.7 million related to acquisitions. Other intangible assets acquired in the acquisitions included $7.8 million for completed technology and $1.9 million for customer relationships, which are being amortized over their useful lives of three to five years. One of the acquired intangible assets was in-process research and development, representing research and development projects that were commenced but not yet completed at the date of the acquisitions, and which if unsuccessful, have no alternative future use in research and development activities or otherwise. The value allocated to in-process research and development as of their respective acquisitions dates was $5.9 million. The amount allocated to in-process research and development was charged to expense as an acquired in-process technology charge in the consolidated statement of operations for fiscal year 2005.

See Notes 3 and 9 to the Consolidated Financial Statements in Item 8 of this Form 10-K for additional information regarding business combinations.

Results of Operations

The Company’s consolidated statements of operations for fiscal years 2005, 2004, and 2003 as a percentage of net sales, are as follows:

	Year Ended
	June 24, 2005	June 25, 2004	June 27, 2003
Net sales:
Products	73.0%	76.8%	86.1%
Services	16.9	18.8	11.7
Content and operations management systems	10.1	4.4	2.2

Total net sales	100.0	100.0	100.0

Cost of sales:
Products	43.3	45.8	63.0
Services	15.4	15.2	9.5
Content and operations management systems	5.3	1.5	1.8
Excess and obsolete inventory charge	0.0	0.0	9.8

Total cost of sales	64.0	62.5	84.1

Gross margin	36.0	37.5	15.9
Operating expenses:
Selling and administrative	26.3	18.0	24.4
Research and product development	15.9	8.9	13.5
Amortization of other intangibles	2.4	1.0	1.0
Goodwill and other intangible asset impairment charges	0.0	0.0	22.9
Acquired in-process technology charge	2.5	0.4	0.4
Restructuring costs (recovery)	0.4	(0.1)	0.2

Total operating expenses	47.5	28.2	62.4

Income (loss) from operations	(11.5)	9.3	(46.5)
Interest expense	(0.3)	(0.0)	(0.2)
Investment income	0.6	0.5	0.5
Foreign exchange gain (loss)	0.1	0.1	(0.4)
Gain on sale of bankruptcy trade claims	0.0	8.7	0.0
Other income (expense), net	(0.1)	0.1	0.5

Income (loss) before income taxes	(11.2)	18.7	(46.1)
Income tax expense (benefit)	(0.4)	0.4	23.4

Net income (loss)	(10.8)%	18.3%	(69.5)%

The table below sets forth our net sales for fiscal years 2005, 2004, and 2003 for each of our reportable segments described in Note 22 of our consolidated financial statements.

	Fiscal Year Ended
	(In millions of dollars)
Operating Segment	June 24, 2005 Net Sales	%	Change from Prior Year %	June 25, 2004 Net Sales	%	Change from Prior Year %	June 27, 2003 Net Sales	%
C-COR Access and Transport	$173.2	73	(6)	$184.9	77	7	$172.8	86
C-COR Network Services	40.1	17	(12)	45.4	19	94	23.4	12
C-COR Solutions	24.0	10	126	10.6	4	136	4.5	2

Consolidated	$237.3	100	(1)	$240.9	100	20	$200.7	100

The table below sets forth our net sales for fiscal years 2005, 2004, and 2003 by geographic region.

	Fiscal Year Ended
	(In millions of dollars)
Geographic Region	June 24, 2005 Net Sales	%	Change from Prior Year %	June 25, 2004 Net Sales	%	Change from Prior Year %	June 27, 2003 Net Sales	%
United States	$152.8	64	(12)	$173.7	72	20	$144.8	72
Europe	56.3	24	69	33.3	14	16	28.7	14
Asia	15.4	6	(31)	22.3	9	17	19.1	10
Canada	3.6	2	(23)	4.7	2	(13)	5.4	3
Latin America	9.2	4	33	6.9	3	156	2.7	1

Consolidated	$237.3	100	(1)	$240.9	100	20	$200.7	100

Fiscal 2005 Compared to Fiscal 2004

Net Sales.    Sales on a consolidated basis declined in fiscal year 2005 resulting from lower product and technical service sales, which were partially offset by a 126% increase in sales for digital advertising insertion systems and operational support software solutions, which included product lines acquired from nCUBE. Our largest customers for fiscal year 2005 were Time Warner Cable and Adelphia, accounting for 18% and 14%, respectively, of net sales.

C-COR Access and Transport segment sales decreased 6% during fiscal year 2005, which was attributable to lower product sales to certain domestic cable operators, including Adelphia, Comcast and Cox, as well as customers in the Asia Pacific region. The decline was partially offset by increased sales in Europe, as we benefited from increased capital spending in regions such as Spain and the United Kingdom. Sales of radio frequency amplifiers decreased 9% to $100.7 million in fiscal year 2005 from $111.1 million in fiscal year 2004. Optical product sales declined 2%, to $72.5 million in fiscal year 2005, compared to $73.8 million in fiscal year 2004.

C-COR Network Services segment sales decreased 12% during fiscal year 2005 resulting from lower outside plant technical service revenues related to network upgrade and build-out activities, which were partially offset by increased outsourced operational recurring service revenues which include system maintenance, customer service call and installation activities.

C-COR Solutions segment sales increased 126% for fiscal year 2005, reflecting sales of our operational support systems, as well as sales deriving from the acquisition of nCUBE. With the acquisition of nCUBE, we now provide systems and software for applications such as broadband video on demand (VOD) and advertising insertion to a global customer base. The nCUBE acquisition contributed approximately $12.6 million in sales during the last half of fiscal year 2005. The majority of revenues in this segment is derived from sales under multiple element arrangements, whereby revenues are recognized using the completed contract method of accounting or, in some cases, are recognized ratably over the delivery period. As a result, revenues in the C-COR Solutions segment are affected by the timing of new orders and customer acceptance requirements. In fiscal year 2005, we began recognizing software license and associated professional services revenue for our mobile workforce software product line using the percentage of completion method of accounting due to our ability to reliably estimate contract costs at the inception of those contracts.

Domestic sales of C-COR Access and Transport and C-COR Network Services segments declined during fiscal year 2005, due to lower spending for both products and technical services by certain cable operators. These decreases were partially offset by increased domestic sales for our C-COR Solutions segment, due to product lines acquired from nCUBE.

International sales increased for C-COR Access and Transport and C-COR Solutions segments during fiscal year 2005. Increased sales in Europe and Latin America were partially offset by lower sales in the Asia Pacific region. We believe growth in capital spending in European markets is driven by increased competition for enhanced broadband services requiring telecommunication providers to upgrade their networks to support these enhanced services. Historically, our international sales have been primarily C-COR Access and Transport segment sales, but we anticipate increased revenues internationally from our C-COR Solutions segment in future periods. We expect demand for our product line offerings in international markets will continue to be highly variable. The international markets represent distinct markets in which capital spending decisions for network equipment and solutions are affected by a variety of factors, including access to financing and general economic conditions.

The table below sets forth our backlog by industry segment as of June 24, 2005, compared to June 25, 2004:

	Fiscal Year Ended
	(In millions of dollars)
Operating Segment	June 24, 2005 Backlog	%	Change %	June 25, 2004 Backlog	%
C-COR Access and Transport	$28.6	37	6	$27.1	45
C-COR Network Services	19.3	25	(38)	31.1	51
C-COR Solutions	30.1	38	1,058	2.6	4

Consolidated	$78.0	100	28	$60.8	100

Our backlog increased for C-COR Access & Transport primarily due to increased bookings from international customers. Our backlog decreased for C-COR Network Services due to the substantial completion of system upgrade work from Adelphia and changes made during the year to our criteria for recognizing customer commitments as backlog and for quantifying the amounts to be included in backlog in this segment. The increase in backlog for C-COR Solutions resulted from acquired backlog from nCUBE, as well as increased domestic and international software license and maintenance bookings during the year. We include in backlog customer orders that are anticipated to result in revenue being recognized over the next twelve months. The majority of orders in backlog for C-COR Access and Transport will result in revenue over the next six months while orders in backlog of the other two segments typically include a portion that will result in revenue over the latter part of the twelve month period.

We make management decisions based on our backlog, including hiring of personnel, purchasing of materials, and other matters that may increase our production capabilities and costs. Cancellations, delays or reductions of orders could adversely affect our results of operations and financial condition.

Gross Margin.    The following table sets forth our gross margins by operating segment for fiscal year 2005 compared to fiscal year 2004.

	Fiscal Year Ended
Operating Segment	June 24, 2005 Gross Margin %	Change Points	June 25, 2004 Gross Margin %
C-COR Access and Transport	40.7	0.5	40.2
C-COR Network Services	9.1	(10.4)	19.5
C-COR Solutions	47.4	(18.6)	66.0

Consolidated	36.0	(1.5)	37.5

Consolidated gross margins decreased during fiscal year 2005, resulting from shifts in product mix during the year. For the C-COR Access and Transport segment, gross margins increased due to product mix changes and $2.3 million of lower warranty costs resulting from settlement of previously recorded specific warranty liabilities for amounts below their recorded value during the year. For the C-COR Network Services segment, gross margins declined due to higher project costs associated with upgrade projects and lower sales volume. For the C-COR Solutions segment, gross margins for the year declined as a result of product mix, as product lines acquired from nCUBE had lower margins than our other solution products. We anticipate that our future gross margins in our business segments will continue to be affected by many factors, including revenue levels in general, sales mix, competitive pricing pressures, the timing of new product introductions, and the timing of deployments for certain of our content and operations management support systems.

Selling and Administrative.    Selling and administrative expenses were $62.3 million (26% of net sales) in fiscal year 2005, compared to $43.3 million (18.0% of net sales) in fiscal year 2004. Selling and administrative expenses increased during the period as a result of increases in personnel and administrative expense due to the Lantern Communications, Inc. (Lantern) and Alopa Networks, Inc. (Alopa) acquisitions completed in the fourth quarter of fiscal year 2004 and the Stargus, Optinel, and nCUBE acquisitions completed during fiscal year 2005. Additional increases in costs were incurred during the year associated with marketing and promotional expenses and accounting and consulting fees related to compliance with the Sarbanes-Oxley Act of 2002.

Research and Product Development.    Research and product development expenses were $37.8 million (16% of net sales) in fiscal year 2005 compared to $21.5 million (8.9% of net sales) in fiscal year 2004. Research and product development expenses in the C-COR Access and Transport segment were $21.6 million for fiscal year 2005, compared to $16.6 million for fiscal year 2004. The increase was primarily due to higher personnel costs resulting from the acquisition of Lantern in the fourth quarter of fiscal year 2004 and Optinel during fiscal year 2005. Research and product development expenses in the C-COR Solutions segment were $15.2 million in fiscal year 2005, compared to $4.3 million in fiscal year 2004. The increase was primarily due to higher personnel costs resulting from the acquisitions of Alopa in the fourth quarter of fiscal year 2004 and Stargus and nCUBE during fiscal year 2005. Other research and product development expenses, not charged to segments, were $1.0 million in fiscal year 2005, compared to $592,000 in fiscal year 2004. The increase related to various general operating costs, including increased personnel costs. We believe sustained commitment to product development efforts will be required for us to remain competitive, and anticipate continuing investments in research and product development in future periods related to network distribution and transmission products, on demand systems, and operational support software solutions.

Restructuring Charges.    Restructuring charges were $993,000 in fiscal year 2005 compared to a recovery of restructuring charges of $272,000 in fiscal year 2004. During our second quarter of fiscal year 2005, we implemented restructuring initiatives to improve our operating performance and to eliminate redundancies resulting from acquisitions. During the fourth quarter of fiscal year 2005, we incurred restructuring costs associated with settlement of certain contractual obligations related to closing our Pleasanton, California, facility, as well as employee severance and termination benefits associated with transitioning our manufacturing operation in Klagenfurt, Austria, to a contract manufacturer in the region. The restructuring charges during the year represented employee termination benefits for 74 employees.

Operating Income (Loss) By Segment.    Operating income (excluding unallocated items) for the C-COR Access and Transport segment in fiscal year 2005 was $36.1 million, compared to operating income of $49.8 million in fiscal year 2004. The decrease in operating income for fiscal year 2005 was primarily attributable to lower revenues and higher operating expenses, primarily research and development costs, resulting from the acquisition of Lantern in the fourth quarter of fiscal year 2004 and Optinel during fiscal year 2005. Operating income (excluding unallocated items) for the C-COR Network Services segment in fiscal year 2005 was $1.3 million, compared to $5.3 million in fiscal year 2004. The decrease in operating income for fiscal year 2005 was due to lower revenues and gross margin which resulted from higher project costs for upgrades, primarily for Adelphia, during fiscal year 2005. Operating loss (excluding unallocated items) for the C-COR Solutions segment in fiscal year 2005 was $10.3 million, compared to operating income of $466,000 in fiscal year 2004. The increased operating loss for this segment in fiscal year 2005 resulted from lower gross margins and increased operating expense, primarily for research and development costs resulting from the acquisitions of Alopa during the fourth quarter of fiscal year 2004, and Stargus and nCUBE during fiscal year 2005.

Interest Expense and Investment Income.    Interest expense was $680,000 in fiscal year 2005 compared to $87,000 in fiscal year 2004. The increase during fiscal year 2005 resulted from interest expense associated with our 3.5% senior unsecured convertible notes issued on December 31, 2004, in the acquisition of nCUBE.

Investment income was $1.3 million in fiscal year 2005, compared to $1.1 million in fiscal year 2004. Investment income increased in fiscal year 2005 due to higher investment returns compared to fiscal year 2004.

Gain on sale of bankruptcy trade claims.    During fiscal year 2005, no additional payments were received associated with the sale of our pre-petition bankruptcy trade claim against Adelphia and affiliates. During fiscal year 2004, we received $21.1 million in an initial cash payment for the sale of substantially all of our pre-petition bankruptcy trade claims. Additional amounts are being held in escrow pending the resolution of certain contingencies, and we could receive an additional payment of approximately $10.0 million, although the timing and amount of such recovery is uncertain at this time.

Income Tax Expense (Benefit).    Income tax benefit was $856,000 for fiscal year 2005 compared with income tax expense for fiscal year 2004 of $1.0 million. Income tax benefit for fiscal year 2005 included current taxes payable for state and foreign income taxes in certain jurisdictions where we were profitable, and generally reflected cash taxes payable, which was offset by the reversal of approximately $1.8 million in certain tax contingencies settled during the year. The Company has assessed the realizability of its deferred tax assets, giving consideration to historical operating losses, scheduled reversals of deferred tax liabilities, projected future taxable income and tax planning strategies. Management concluded during the third quarter of fiscal year 2003, as a result of the cumulative losses over the previous three years that a valuation allowance against net deferred tax assets was appropriate and recorded an allowance as of that date. As of June 24, 2005, realization of any future benefit from deductible temporary differences, net operating loss and tax credit carryforwards is uncertain in many of the taxing jurisdictions in which the Company operates. Therefore, we have continued to maintain a valuation allowance for substantially all of its deferred tax assets, with the exception of deferred tax assets in certain foreign jurisdictions where the Company is profitable. We expect to maintain valuation allowances related to deferred tax benefits until a level of profitability is achieved and sustained in the applicable tax jurisdiction that demonstrates it is more likely than not that the Company will be able to realize all or part of the deferred tax assets. In the event that we reverse the valuation allowance in the future, reported tax expense subsequent to such action will increase and will likely approximate the statutory rates in the various jurisdictions in which it operates.

Fiscal 2004 Compared to Fiscal 2003

Net Sales.    The increase in consolidated net sales for fiscal year 2004 was the result of capital spending and system upgrades by certain customers, primarily Adelphia, which positively affected both product and technical services revenues during the year, and increased spending on operational support software solutions. Our largest customers for fiscal year 2004 were Adelphia and Time Warner Cable, accounting for 20% and 16%, respectively, of net sales.

The increase in C-COR Access and Transport segment sales during fiscal year 2004 was primarily driven by increased capital spending by Adelphia and growth in our international sales. Sales of radio frequency amplifiers increased 15%, to $111.1 million in fiscal year 2004 from $96.8 million in fiscal year 2003. Optical product sales declined 3%, to $73.8 million in fiscal year 2004, compared to $76.0 million in fiscal year 2003. Shifts in product mix resulted from new build and upgrade requirements, which depend on the network architecture deployed by our customers.

The increase in C-COR Network Services segment sales during fiscal year 2004 resulted from increased spending by domestic cable operators, primarily Adelphia, on technical services, related to our outside plant technical services operations, which include system sweep, reverse path activation, ingress mitigation, node certification, and system maintenance.

The increase in C-COR Solutions segment sales during fiscal year 2004 was a result of customer acceptance of various network and workforce management software projects during the year. Our software revenues during fiscal year 2004 were primarily recognized using the completed-contract method.

Domestic sales increased in all three of our operating segments during fiscal year 2004. For our C-COR Access and Transport segment and our C-COR Network Services segment, the increase was driven by spending for both capital equipment and technical services by certain cable operators, primarily Adelphia. The increase for our C-COR Solutions segment was driven by increased deployments of network and workforce management software.

International sales increased in all geographic regions with the exception of Canada during fiscal year 2004. Our international sales were primarily C-COR Access and Transport segment sales.

The table below sets forth our backlog by industry segment as of June 25, 2004, compared to June 27, 2003:

	Fiscal Year Ended
	(In millions of dollars)
Operating Segment	June 25, 2004 Backlog	%	Change %	June 27, 2003 Backlog	%
C-COR Access and Transport	$27.1	45	5	$25.8	48
C-COR Network Services	31.1	51	50	20.8	38
C-COR Solutions	2.6	4	(66)	7.7	14

Consolidated	$60.8	100	12	$54.3	100

Our backlog increased for the C-COR Access and Transport segment primarily due to increased bookings from international customers during the period. Our backlog increased in C-COR Network Services due to increased bookings of system upgrade work, primarily from Adelphia, during the period. The decline in backlog for C-COR Solutions resulted from the completion of several contracts during the year and lower new software bookings during the period.

Gross Margin.    The following table sets forth our gross margins by operating segment for fiscal year 2004 compared to fiscal year 2003.

	Fiscal Year Ended
Operating Segment	June 25, 2004 Gross Margin %	Change Points	June 27, 2003 Gross Margin %
C-COR Access and Transport	40.2	24.7	15.5
C-COR Network Services	19.5	1.5	18.0
C-COR Solutions	66.0	44.1	21.9

Consolidated	37.5	21.6	15.9

Our gross margin increased in fiscal year 2004 as a result of increased gross margins in all operating segments. Gross margin for our C-COR Access and Transport segment was positively affected in fiscal year 2004 by higher volume and reduced costs resulting from the closing of our Manlius, New York manufacturing facility in fiscal year 2003. The gross margin for our C-COR Access and Transport segment for fiscal year 2003 was affected by a $19.6 million charge for an excess and obsolete inventory provision resulting from significant reductions in demand levels, product line rationalization decisions for overlapping product lines resulting from acquisitions, transition to an outsourced manufacturer of product lines determined to be at the end of their product lifecycle, and a refinement of our reserve estimation process to quantify reserve requirements for inventory levels in excess of our forecasted demand. The increase in C-COR Network Services segment gross margin was due primarily to increased volume levels and labor and overhead efficiencies. C-COR Solutions segment gross margin increased as a result of the higher revenue recognized on network and workforce management software projects, due to the timing of customer acceptances.

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

Research and Product Development.    Research and product development expenses were $21.5 million (8.9% of net sales) in fiscal year 2004, compared to $27.0 million (13.5% of net sales) in fiscal year 2003. Research and product development expenses in the C-COR Access and Transport segment were $16.6 million for fiscal year 2004, compared to $21.2 million for fiscal year 2003. The decrease was primarily due to lower personnel costs resulting from workforce reductions and the closing of our Louvier, France, operation in fiscal year 2003. Research and product development expenses in the C-COR Solutions segment were $4.3 million in fiscal year 2004, compared to $5.3 million in fiscal year 2003. The decrease was primarily due to lower personnel costs resulting from workforce reductions and lower expenses for the development of operational support solutions. Other research and product development expenses, not charged to segments, were $592,000 in fiscal year 2004, compared to $544,000 in fiscal year 2003.

Operating Income (Loss) By Segment.    Operating income (excluding unallocated items) for the C-COR Access and Transport segment in fiscal year 2004 was $49.8 million, compared to an operating loss of $7.8 million in fiscal year 2003. The increased operating income for fiscal year 2004 was primarily attributable to increased gross margins and lower operating expenses resulting from an improvement in our cost structure due to restructuring efforts completed during the prior fiscal year. In addition, the loss in fiscal year 2003 included increased provisions for excess and obsolete inventory compared to the current year. Operating income (excluding unallocated items) for the C-COR Network Services segment in fiscal year 2004 was $5.3 million, compared to $79,000 in fiscal year 2003. The increase in operating income for fiscal year 2004 was due to a 94% increase in sales volume, primarily related to upgrade work for Adelphia, which resulted in improved labor efficiencies and higher gross margins. Operating income (excluding unallocated items) for the C-COR Solutions segment in fiscal year 2004 was $466,000, compared to an operating loss of $7.9 million in fiscal year 2003. The increase in operating income for this segment resulted from a 136% increase in revenue recognized due to customer acceptance of various network and workforce management software projects, and lower research and development costs for operational support solutions.

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

Foreign Exchange Gain (Loss).    Foreign exchange gain was $205,000 in fiscal year 2004, compared to a loss of $803,000 in fiscal year 2003. The foreign exchange gain resulted primarily from a weakening of the U.S. dollar against the Euro over the year. In addition, the loss in the prior year included a $1.6 million loss related to the settlement of a foreign exchange forward contract.

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

Other Income, Net.    Other income, net was $371,000 in fiscal year 2004, compared to other income, net of $905,000 in fiscal year 2003. Other income, net for fiscal year 2003 included $800,000 as a partial recovery on a note receivable from a third party that had been fully reserved in fiscal year 2002.

Income Tax Expense.    Income tax expense was $1.0 million for fiscal year 2004, compared with income tax expense for fiscal year 2003 of $47.0 million. Income taxes for fiscal year 2004 include current taxes payable for federal alternative minimum tax, state, and foreign income taxes in certain jurisdictions where we were profitable, and generally reflect cash taxes payable. During fiscal year 2003, we assessed the realizability of our deferred tax assets, and as a result determined that realization of any future benefit was uncertain as of June 27, 2003 and recorded additional valuation allowances for the amount of its net deferred tax assets, with the exception of certain net deferred tax assets in specific foreign jurisdictions.

Liquidity and Capital Resources

	Fiscal Year Ended
	June 24, 2005	June 25, 2004	June 27, 2003
	(In millions of dollars)
Cash and cash equivalents	$43.3	$63.8	$22.6
Marketable securities	9.3	52.9	0.0
Net cash provided by (used in) operating activities	(12.6)	49.3	(11.8)
Net cash provided by (used in) investing activities	(9.2)	(87.7)	(79.1)
Net cash provided by (used in) financing activities	1.1	79.2	(0.3)

As of June 24, 2005, cash and cash equivalents totaled $43.3 million, down from $63.8 million at June 25, 2004, primarily due to cash used for acquisitions and operating activities during the fiscal year. Marketable securities decreased to $9.3 million at June 24, 2005, from $52.9 million at June 25, 2004. Working capital was $86.1 million at June 24, 2005, compared to $140.7 million at June 25, 2004. The decrease in working capital resulted primarily from cash used for acquisitions during the fiscal year.

As of June 24, 2005, we had restricted cash of $3.7 million, of which $3.1 million is restricted under the terms of our letter of credit agreement with a bank, as we are required to maintain cash collateral of 102% of the amount that can be drawn on issued letters of credit. An additional $0.6 million was restricted related to vendor obligations. The total restricted cash balance has been classified as a current asset as of June 24, 2005 as the terms of the letters of credit and vendor obligations expire in less than one year. We are entitled to the interest earnings on the restricted cash balance.

Net cash used by operating activities was $12.6 million in fiscal year 2005, compared with net cash provided of $49.3 million for the same period of the prior year. The major elements of the change for fiscal year 2005 include a net loss for the period of $25.7 million, which is adjusted for non-cash items such as depreciation and amortization and acquired in-process technology charges, increased inventories and other various operating assets and liabilities, which was partially offset by increases in accounts payable and accrued liabilities. Cash provided by operating activities for the same period of the prior year included $21.1 million received on the sale of our trade claims against Adelphia and affiliates.

Net cash used in investing activities was $9.2 million for fiscal year 2005, compared to $87.7 million for the same period of the prior year. The cash used in investing activities during the fiscal year was comprised primarily of $47.1 million of cash used for acquisitions, $14.3 million for purchases of marketable securities, and $6.0 million for the purchase of property, plant and equipment, which were partially offset by $58.0 million of proceeds on the sale of marketable securities.

Net cash provided by financing activities was $1.1 million for fiscal year 2005, compared with $79.2 million for the same period of the prior year. Cash provided by financing activities during fiscal year resulted primarily from proceeds from the exercise of stock options and warrants and proceeds from the issuance of stock to our employee stock purchase plan. Cash provided by financing activities for the same period of the prior year included $69.5 million of proceeds received from our follow-on offering of common stock and $9.9 million in proceeds from the exercise of stock options and warrants.

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

As of June 24, 2005, the aggregate amount of letters of credit issued under the Agreement was $3.0 million and a cash compensating balance of $3.1 million (including interest earned on the account) was maintained to secure the letters of credit, which has been classified as restricted cash on the consolidated balance sheet.

On December 31, 2004, we issued $35.0 million of our 3.5% senior unsecured convertible notes (the “Notes”) due on December 31, 2009 as part of the consideration for the nCUBE acquisition. Interest on the Notes is payable semi-annually at the annual rate of 3.5% on June 30 and December 30 beginning June 30, 2005. Each Note may be converted by the holder, at its option, into shares of our common stock at a conversion rate of 81.0905 shares per $1,000 of principal amount of the Note (as may be adjusted upon the occurrence of certain specified events). The Notes are convertible at any time before the close of business on the maturity date, unless we have previously repurchased the Notes.

In the event of a change of control of the Company, each holder of a Note shall have the right to require us to repurchase such holder’s Notes. Upon this repurchase, the holder of the Note shall receive the purchase price, which is set forth in the Notes and varies depending on the date of the repurchase and our stock price at the time of repurchase, together with any accrued but unpaid interest up to, but not including, the date of the repurchase. On any date on or after December 31, 2007, and prior to maturity, the Notes may be redeemed at our option, in whole or in part, at a redemption price equal to 100% of the principal amount of the Notes, together with any accrued but unpaid interest up to, but not including, the date of redemption.

The Notes are subject to customary events of default, the occurrence of which could lead to an acceleration of our obligations thereunder. The events of default include default on the payment of interest or principal on the Notes, our failure to convert the Notes upon exercise, our failure to provide notice to Noteholders upon a change of control and the acceleration of the maturity of indebtedness of the Company or its subsidiaries in an aggregate amount of $20.0 million or more that is not rescinded, stayed or annulled within 30 days after written notice of default is provided by the lender of such indebtedness.

Information regarding our contractual obligations is as follows:

	Payments due by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Contractual Obligations:
Long-term debt	$35,779	$162	$282	$35,285	$50
Interest payments on 3.5% senior convertible note(1)	5,513	1,225	2,450	1,838	—
Operating leases	16,728	3,406	5,644	4,313	3,365
Purchase obligations	38,983	31,748	7,235	—	—

Total contractual cash obligations	$97,003	$36,541	$15,611	$41,436	$3,415

(1)	See Note 12 of the Notes to the consolidated financial statements for additional information regarding our 3.5% senior convertible notes.

Information regarding our commitments is as follows:

	Amount of commitments expiration per period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Other Commitments:
Standby letters of credit	$3,009	$3,009	$—	$—	$—

Total commitments	$3,009	$3,009	$—	$—	$—

Working Capital Outlook

Our main source of liquidity is our unrestricted cash on hand and short-term marketable securities. In fiscal year 2005, we issued $35.0 million aggregate principal amount of Notes requiring semi-annual interest payments at an annual rate of 3.5% on June 30 and December 30, which mature on December 30, 2009 as part of the consideration in the nCUBE acquisition. In addition, earn out payments related to the Optinel acquisition of up to $6.0 million are required to be made if certain performance targets are met within 13 months of the closing date. We expect to continue to incur integration costs during the first quarter of fiscal year 2006.

Taking into account the fixed charges associated with our long-term debt obligations and the potential contingent earn-out payments from the Optinel acquisition, we believe remaining cash and cash equivalents balances, and our marketable securities will be adequate to cover our operating cash requirements over the next 12 to 18 months. However, we may find it necessary or desirable to seek financing to support our capital needs and provide funds for additional strategic initiatives including acquiring or investing in complementary business, products, services, or technologies. Accordingly, this may require third-party financing or equity-based financing, such as issuance of common stock, preferred stock, or subordinated convertible debt securities and warrants, which would be dilutive to existing shareholders. We do not currently have any committed lines of credit or other available credit facilities that could be utilized for capital requirements, and it is uncertain whether such facilities could be obtained in sufficient amounts or on acceptable terms.

Accounting Pronouncements

In March 2005, the Financial Accounting Standards Board (FASB) published FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47), which will result in (a) more consistent recognition of liabilities relating to asset retirement obligations, (b) more information about expected future cash outflows associated with those obligations, and (c) more information about investments in long-lived assets because additional asset retirement costs will be recognized as part of the carrying amounts of the assets. FIN 47 clarifies that the term conditional asset retirement obligation as used in SFAS No. 143, “Accounting for Asset Retirement Obligations”, refers to a legal obligation to perform an asset retirement activity in which the time and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Uncertainty about the time and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Retrospective application of interim financial information is permitted but is not required. Early adoption of this Interpretation is encouraged. As FIN 47 was recently issued, we have not determined whether we will adopt FIN 47 early but does not expect the adoption to have a significant adverse effect on our financial position or results of operations.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (Statement 123R). Statement 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” (Statement 123) and supersedes Accounting Principles Board Opinion No. 25 (Opinion No. 25), “Accounting for Stock Issued to Employees,” and its related implementation guidance. Statement 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. Statement 123R requires entities to recognize compensation cost for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). Statement 123R is effective for us in the first annual reporting period that begins after June 15, 2005.

We are required to adopt Statement 123R on June 25, 2005, using the modified prospective application method of Statement 123R. Under the modified prospective application method, awards that are granted, modified or settled after the date of adoption will be measured and accounted for in accordance with Statement 123R. Unvested equity-classified awards that were granted prior to the effective date would continue to be accounted for in accordance with Statement 123 except that amounts must be recognized in the income statement. Adoption of Statement 123R will not affect our cash flows, but it will reduce reported income and earnings per share because we currently use the intrinsic value method as permitted by Opinion No. 25. Accordingly, no compensation cost is currently recognized for share purchase rights granted under the Company’s employee stock option plans. The adoption of Statement 123R will result in the Company recording compensation cost for employee stock options. Had the Company expensed employee stock options under Statement 123, in prior periods the impact of that standard would have been as described in the disclosure of pro forma net income (loss) and net income (loss) per share in Note 2 to the consolidated financial statements. Changes in assumptions under Statement 123R could impact compensation costs in the future.

In November 2004, the FASB issued SFAS No. 151 “Inventory Costs, an Amendment of ARB No. 43 Chapter 4” (Statement 151). Statement 151 requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling be recognized as current-period charges rather than being included in inventory regardless of whether the costs meet the criterion of abnormal as defined in ARB 43. Statement 151 is applicable for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company adopted this standard on June 25, 2005 and does not expect the adoption to have a material impact on our financial condition or results of operation.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29” (Statement 153). Statement 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. This statement amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. Statement 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The Company adopted this standard on June 25, 2005 and does not expect the adoption to have a material impact on our financial condition or results of operations.

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

The Company is exposed to foreign currency exchange rate risks inherent in its sales commitments, anticipated sales, and assets and liabilities denominated in currencies other than the United States dollar. We attempt to minimize exposure to currencies by managing our operating activities and net asset positions. As of June 24, 2005, our exposure to foreign currencies related primarily to intercompany foreign currency transactions where settlement is anticipated.

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

Item 8.    Financial Statements and Supplementary Data

Consolidated financial statements and the financial statement schedule of C-COR Incorporated meeting the requirements of Regulation S-X are filed on the following pages of this Item 8 of this Annual Report on Form 10-K, as listed below:

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

C-COR Incorporated:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reportings that C-COR Incorporated maintained effective internal control over financial reporting as of June 24, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). C-COR Incorporated’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and board of directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that C-COR Incorporated maintained effective internal control over financial reporting as of June 24, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, C-COR Incorporated maintained, in all material respects, effective internal control over financial reporting as of June 24, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

C-COR Incorporated acquired nCUBE Corporation during the fiscal year ended June 24, 2005, and management excluded from its assessment of the effectiveness of C-COR Incorporated’s internal control over financial reporting as of June 24, 2005, nCUBE Corporation’s internal control over financial reporting associated with total assets of $36.8 million and total revenues of $12.6 million included in the consolidated financial statements of C-COR Incorporated and subsidiaries as of and for the fiscal year ended June 24, 2005. Our audit of internal control over financial reporting of C-COR Incorporated also excluded an evaluation of the internal control over financial reporting of nCUBE Corporation.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of C-COR Incorporated and subsidiaries as of June 24, 2005 and June 25, 2004, and the related consolidated statements of operations, cash flows, and shareholders’ equity for each of the three fiscal years in the period ended June 24, 2005, and our report dated September 7, 2005 expressed an unqualified opinion on those consolidated financial statements.

Harrisburg, Pennsylvania

September 7, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

C-COR Incorporated:

We have audited the accompanying consolidated balance sheets of C-COR Incorporated and subsidiaries as of June 24, 2005 and June 25, 2004, and the related consolidated statements of operations, cash flows, and shareholders’ equity for each of the three fiscal years in the period ended June 24, 2005. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as of June 24, 2005, and for each of the three fiscal years in the period ended June 24, 2005. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of C-COR Incorporated and subsidiaries as of June 24, 2005 and June 25, 2004, and the results of their operations and their cash flows for each of the three fiscal years in the period ended June 24, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of C-COR Incorporated’s internal control over financial reporting as of June 24, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 7, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

Harrisburg, Pennsylvania

September 7, 2005

C-COR Incorporated

Consolidated Balance Sheets

(In thousands, except share and per share data)

	June 24, 2005	June 25, 2004
ASSETS

Current assets
Cash and cash equivalents	$43,320	$63,791
Restricted cash	3,690	1,637
Marketable securities	9,327	52,934
Accounts receivable, less allowance of $2,985 in 2005 and $3,204 in 2004	52,148	43,785
Unbilled receivables	1,592	3,494
Inventories	41,628	25,680
Deferred costs	6,826	15
Other current assets	5,563	4,834

Total current assets	164,094	196,170
Property, plant, and equipment, net	21,533	17,697
Goodwill	131,963	38,312
Other intangible assets, net	14,714	10,752
Deferred taxes	1,449	754
Other long-term assets	4,002	3,200

Total assets	$337,755	$266,885

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$36,332	$23,571
Accrued liabilities	25,299	29,131
Deferred revenue	14,887	2,143
Deferred taxes	1,339	467
Current portion of long-term debt	162	158

Total current liabilities	78,019	55,470
Long-term debt, less current portion	35,617	772
Deferred revenue	3,111	—
Deferred taxes	478	—
Other long-term liabilities	3,491	2,381

Total liabilities	120,716	58,623

Commitments and contingencies

Shareholders’ equity
Preferred stock, no par value; authorized shares of 2,000,000; none issued	—	—
Common stock, $.05 par value; authorized shares of 100,000,000; issued shares of 51,394,422 in 2005 and 46,662,652 in 2004	2,570	2,333
Additional paid-in capital	378,334	344,821
Accumulated other comprehensive income	5,387	5,013
Unearned compensation	(161)	(504)
Accumulated deficit	(134,741)	(109,051)
Treasury stock at cost, 3,645,716 shares in 2005 and 3,645,850 shares in 2004	(34,350)	(34,350)

Total shareholders’ equity	217,039	208,262

Total liabilities and shareholders’ equity	$337,755	$266,885

See accompanying notes to consolidated financial statements.

C-COR Incorporated

Consolidated Statements of Operations

(In thousands, except per share data)

	Fiscal Year Ended
	June 24, 2005	June 25, 2004	June 27, 2003
Net sales:
Products	$173,225	$184,880	$172,750
Services	40,092	45,397	23,377
Content and operations management systems	23,943	10,641	4,535

Total net sales	237,260	240,918	200,662

Cost of sales:
Products	102,708	110,488	126,392
Services	36,463	36,541	19,165
Content and operations management systems	12,594	3,622	3,542
Excess and obsolete inventory charge	—	—	19,625

Total cost of sales	151,765	150,651	168,724

Gross margin	85,495	90,267	31,938

Operating expenses:
Selling and administrative	62,292	43,260	49,015
Research and product development	37,804	21,495	27,007
Amortization of other intangibles	5,697	2,394	1,961
Goodwill and other intangible asset impairment charges	—	—	46,051
Acquired in-process technology charge	5,850	900	800
Restructuring costs (recovery)	993	(272)	460

Total operating expenses	112,636	67,777	125,294
Income (loss) from operations	(27,141)	22,490	(93,356)
Other income (expense), net:
Interest expense	(680)	(87)	(317)
Investment income	1,322	1,128	999
Foreign exchange gain (loss)	235	205	(803)
Gain on sale of bankruptcy trade claims	—	21,075	—
Other income (expense), net	(282)	371	905

Income (loss) before income taxes	(26,546)	45,182	(92,572)
Income tax expense (benefit)	(856)	1,022	47,017

Net income (loss)	$(25,690)	$44,160	$(139,589)

Net income (loss) per share:
Basic	$(0.57)	$1.14	$(3.84)
Diluted	$(0.57)	$1.10	$(3.84)
Weighted average common shares and common share equivalents:
Basic	45,325	38,832	36,384
Diluted	45,325	40,223	36,384

See accompanying notes to consolidated financial statements.

C-COR Incorporated

Consolidated Statements of Cash Flows

(In thousands)

	Fiscal Year Ended
	June 24, 2005	June 25, 2004	June 27, 2003
Operating Activities:
Net income (loss)	$(25,690)	$44,160	$(139,589)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	12,000	11,208	13,401
Write-off of goodwill, intangibles and long-lived assets	5,850	900	46,851
Other, net	20	155	155
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts and notes receivable	6	(10,168)	12,628
Inventories	(9,668)	6,336	23,048
Accounts payable	7,782	2,684	(7,939)
Accrued liabilities	3,045	(6,847)	(14,085)
Deferred income taxes	354	(307)	45,323
Other	(6,327)	1,129	8,389

Net cash provided by (used in) operating activities	(12,628)	49,250	(11,818)

Investing Activities:
Purchase of property, plant, and equipment	(5,954)	(1,545)	(4,156)
Proceeds from sale of property, plant, and equipment	31	315	2,184
Proceeds from sale of marketable securities and other short-term investments	58,036	3,251	—
Purchase of marketable securities and other short-term investments	(14,260)	(56,363)	—
Acquisitions, net of cash acquired	(47,075)	(33,373)	(77,080)

Net cash used in investing activities	(9,222)	(87,715)	(79,052)

Financing Activities:
Payment of debt and capital lease obligations	(166)	(197)	(783)
Proceeds from issuance of common stock to employee stock purchase plan	353	32	173
Proceeds from exercise of stock options and stock warrants	912	9,896	463
Proceeds from issuance of common stock, net	—	69,482	—
Issuance (purchase) of treasury stock	—	15	(106)

Net cash provided by (used in) financing activities	1,099	79,228	(253)

Effect of exchange rate changes on cash	280	419	1,874

Increase (decrease) in cash and cash equivalents	(20,471)	41,182	(89,249)
Cash and cash equivalents at beginning of fiscal year	63,791	22,609	111,858

Cash and cash equivalents at end of fiscal year	$43,320	$63,791	$22,609

Supplemental cash flow information:
Non-cash investing and financing activities
Fair value adjustment of available-for-sale securities	$161	$(161)	$11
Fair value of stock options assumed in connection with an acquisition	—	940	—
Common stock issued in connection with the acquisition of nCUBE Corporation	32,589	—	—
Long-term debt issued in connection with the acquisition of nCUBE Corporation	35,000	—	—

See accompanying notes to consolidated financial statements.

C-COR Incorporated

Consolidated Statements of Shareholders’ Equity

(In thousands)

	Comprehensive Income (Loss)	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation	Retained Earnings (Accumulated Deficit)	Treasury Stock
Balance, June 28, 2002		$—	$1,997	$263,936	$546	$—	$(13,622)	$(34,259)

Net loss	$(139,589)	—	—	—	—	—	(139,589)	—
Other comprehensive loss:
Net unrealized holding gain on marketable securities	11
Foreign currency translation gain	1,875

Other comprehensive income	1,886	—	—	—	1,886	—	—	—

Comprehensive loss	$(137,703)

Exercise of stock options		—	11	452	—		—	—
Stock-based compensation expense		—	—	104	—	—	—	—
Issue shares to employee stock purchase plan		—	3	170	—	—	—	—
Purchase of treasury stock for deferred compensation plan		—	—	—	—	—	—	(106)

Balance, June 27, 2003		—	2,011	264,662	2,432	—	(153,211)	(34,365)
Net income	$44,160	—	—	—	—	—	44,160	—
Other comprehensive income:
Net unrealized holding loss on marketable securities	(161)
Foreign currency translation gain	2,742

Other comprehensive income	2,581	—	—	—	2,581	—	—	—

Comprehensive income	$46,741

Shares issued in follow-on public offering		—	253	69,229	—	—	—	—
Fair value of stock options assumed in acquisition		—	—	940	—	(516)	—	—
Exercise of stock options		—	68	9,828	—	—	—	—
Stock-based compensation expense		—	—	131	—	—	—	—
Amortization of unearned compensation		—	—	—	—	12	—	—
Issue shares to employee stock purchase plan		—	1	31	—	—	—	—
Issuance of treasury stock from deferred compensation plan		—	—	—	—	—	—	15

Balance, June 25, 2004		—	2,333	344,821	5,013	(504)	(109,051)	(34,350)
Net loss	$(25,690)	—	—	—	—	—	(25,690)	—
Other comprehensive income:
Net unrealized holding gain on marketable securities	161
Foreign currency translation gain	213

Other comprehensive income	374	—	—	—	374	—	—	—

Comprehensive loss	$(25,316)

Issue common stock for acquisition		—	225	32,364	—	—	—	—
Exercise of stock options		—	9	902
Amortization of unearned compensation		—	—	—	—	240	—	—
Forfeitures of unearned stock option compensation		—	—	(103)	—	103	—	—
Issue shares to employee stock purchase plan		—	3	350	—	—	—	—

Balance, June 24, 2005		$—	$2,570	$378,334	$5,387	$(161)	$(134,741)	$(34,350)

See accompanying notes to consolidated financial statements.

C-COR Incorporated

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

Note 1.    Description of Business

The Company is a global provider of integrated network solutions that include access and transport products, technical services and content and operations managements systems for broadband networks. The Company operates in three business segments: C-COR Access and Transport, C-COR Network Services, and C-COR Solutions.

The C-COR Access and Transport segment is responsible for the development, management, production, support and sale of our network infrastructure products, including our amplitude modulation headend/hub optical platform and line of optical nodes, a full offering of radio frequency amplifiers, digital video systems, and high quality, high capacity transport platforms for multiservice, packet-based networks.

The C-COR Network Services segment provides technical services for engineering, design, and deployment of advanced applications over broadband networks, including outsourced operational services, network design and engineering, network integration, outside plant and construction services, and consulting to a variety of customers.

The C-COR Solutions segment is responsible for development, integration, management, implementation, support, and sale of content management systems, including software and hardware, for delivery of video on demand and digital advertising as well as application-oriented software for subscriber activation and retention, network and service assurance, and workforce management.

For additional information regarding the Company’s reporting segments, see Note 22.

Note 2.    Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned foreign and domestic subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Years

The Company’s fiscal year ends on the last Friday in June. The fiscal years ended June 24, 2005, June 25, 2004, and June 27, 2003 contained 52 weeks.

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

C-COR Incorporated

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

Reclassifications

Certain prior year amounts in the financial statements and notes have been reclassified to conform to the fiscal year 2005 presentation.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the sale price is fixed or determinable, and collectibility is reasonably assured.

Products:

Revenue from product sales and sales-type leases is recognized based upon delivery terms. Revenue is recognized when the equipment has been shipped to the customer when delivery terms are origin-based (e.g., FOB Shipping Point and Ex-works). When delivery terms are destination-based (e.g. FOB Destination, Delivery duty unpaid (DDU) and Delivery duty paid (DDP)), revenue is recognized upon the delivery of the equipment. Unbilled receivables associated with transactions accounted for as sales-type leases were $56 and $322 at June 24, 2005 and June 25, 2004, respectively. In instances in which payments are received upon product delivery and the agreement with the customer contains a customer acceptance clause, revenue is deferred until customer acceptance is obtained. Deferred revenue recorded under these arrangements were $116 and $204 at June 24, 2005 and June 25, 2004, respectively.

Services:

Service revenues, consisting of system design, field services, and consulting engagements, are recognized as services are rendered in accordance with the terms of contracts. At times, the Company enters into multiple element contracts that entail delivery of both products and services. These contracts are accounted for under the percentage of completion method in accordance with the provisions of Accounting Research Bulletin No. 45, “Long-Term Construction-Type Contracts” (ARB No. 45) using the relevant guidance in AICPA Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (SOP 81-1). Under the percentage of completion method, for certain contracts the Company records revenue by reference to the costs incurred to date and the estimated costs remaining to fulfill the contracts. For other contracts accounted for under the percentage of completion method, revenue and costs are recognized on the units of delivery method. This method recognizes as revenue the contract price of units of the product delivered during each period and the costs allocable to the delivered units as the cost of earned revenue. Provisions for losses on services contracts are recognized in the period in which the loss first becomes apparent. For contracts accounted for under the percentage of completion method, the Company typically performs the service prior to billing the customer which gives rise to unbilled receivables. In these circumstances, billings usually occur shortly after the Company performs specific intervals of work, as outlined in the contract. Unbilled receivables are expected to be billed and collected generally within three to six months. Unbilled receivables totaled $1,227 and $3,172 at June 24, 2005 and June 25, 2004, respectively. In some of the Company’s other service contracts, the Company bills the customer prior to performing

C-COR Incorporated

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

services which gives rise to deferred revenue. Deferred revenue under these service contracts was $0 and $502 at June 24, 2005 and June 25, 2004, respectively. Deferred costs under units of delivery contracts were $2,506 and $0 at June 24, 2005 and June 25, 2004, respectively.

Content and Operations Management Systems:

Content and operations management systems revenue consist of equipment and application software to support the sale of video on demand systems, digital advertising insertion systems and operational support systems. Software and associated system product revenues are recognized based on the guidance of AICPA Statement of Position (SOP) 97-2, “Software Revenue Recognition” (SOP 97-2), as amended. In multiple element arrangements, the Company allocates revenue to the various elements based on vendor-specific objective evidence (VSOE) of fair value. The Company’s VSOE of fair value is determined based on the price charged when the same element is sold separately. If VSOE of fair value does not exist for all elements in a multiple element arrangement, revenue is deferred until all undelivered elements without VSOE are delivered, at which time the Company applies the residual method. Under the residual method, if VSOE exists for the undelivered elements, the fair value of the undelivered elements is deferred and recognized ratably, and the remaining portion of the arrangement is recognized as revenue upon delivery, which generally occurs on completion of implementation of the system.

For software license arrangements where professional services are being provided and are deemed to be essential to the functionality or are for significant production, modification, or customization of the software product, both the software and the associated professional service revenue are recognized in accordance with the provisions of ARB 45 and SOP 81-1. Many of these software and professional services arrangements are recognized using the completed-contract method as the Company does not have the ability to reasonably estimate contract costs at the inception of the contracts. Under the completed-contract method, revenue is recognized when the contract is complete, and all direct costs and related revenues are deferred until that time. In fiscal year 2005, the Company began recognizing software license and associated professional services revenue for one of its software license products (mobile workforce management) using the percentage-of-completion method of accounting as the Company believes that its estimates of costs to complete and extent of progress toward completion of such contracts are reliable. The entire amount of an estimated loss on a contract is accrued at the time a loss on a contract is projected. Actual losses may differ from these estimates.

Software maintenance and support services fees are generally billed and collected in advance of the associated maintenance contract term. Maintenance and support services fees collected are recorded as deferred revenue and recognized ratably under the straight-line method over the term of the contract. Unbilled receivables totaled $309 and $0, at June 24, 2005 and June 25, 2004, respectively.

Deferred revenue represents only amounts billed, and totaled $17,882 and $1,437 at June 24, 2005 and June 25, 2004, respectively. Contract costs consist primarily of direct labor and applicable benefits, travel and other direct costs, and equipment costs. Deferred costs under these contracts were $4,320 and $15 as of June 24, 2005 and June 25, 2004, respectively.

Shipping and Handling Costs

The Company classifies out-bound shipping and handling costs as a component of selling and administrative expenses in the consolidated statements of operations. Shipping and handling costs included in selling and administrative expense for fiscal years 2005, 2004, and 2003 were $2,773, $2,709, and $1,828, respectively.

C-COR Incorporated

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash, cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate their respective fair market values due to the short maturities of these financial instruments. The fair value of the Company’s senior unsecured convertible debt issued on December 31, 2004 and the Company’s other long-term borrowings was based on market prices for debt instruments of similar terms and comparable maturities. The fair value of the Company’s marketable securities is determined through information obtained from quoted market sources.

Cash, Cash Equivalents, and Marketable Securities

The Company invests its excess cash in deposits with major banks, corporate obligations, municipal securities, collateralized mortgage obligations, asset-backed securities, mutual funds, equity securities, and certificates of deposit. By policy, the Company invests primarily in high-grade marketable securities. The Company is exposed to credit risk in the event of default by the financial institutions or issuers of these investments to the extent of amounts recorded on the consolidated balance sheet.

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents, which are reflected at the lower of cost or market.

The Company classifies its marketable securities portfolios as either available-for-sale or trading, and records them at fair value. For the Company’s available-for-sale securities, unrealized holding gains and losses are excluded from the statement of operations and are recorded directly to shareholders’ equity in accumulated other comprehensive income (loss), net of related deferred income taxes, if applicable. For the Company’s trading securities, unrealized holding gains and losses are included in the statement of operations in the period they arise. The Company classifies marketable securities that are available for current operations as a current asset. Marketable securities that are classified as non-current assets represent investments that are available to fund certain long-term liabilities.

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

Inventories

Inventories include material, labor, and overhead and are stated at the lower of cost or market. Cost is determined primarily on the first-in, first-out method. For certain of the Company’s inventories, cost is determined using a weighted-average cost. The cost of inventory determined using a weighted-average cost method was $3,346 at June 24, 2005. In assessing the ultimate realization of inventories, the Company is required to make estimates regarding future events in an industry where rapid technological changes are prevalent. Provisions are established for excess and obsolete inventories after evaluation of historical sales and usage, current economic trends, market conditions, product rationalization, forecasted sales, product lifecycles, and current inventory levels.

C-COR Incorporated

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

Property, Plant, and Equipment

Property, plant, and equipment, which include leased property under capital leases, are stated at cost. Depreciation or amortization is calculated on the straight-line method for financial statement purposes based upon the following estimated useful lives:

Buildings	15 to 25 years
Machinery and equipment under capital lease	5 years
Machinery and equipment	2 to 10 years
Leasehold improvements	2 to 15 years

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

Under the provisions of Statement of Financial Accounting Standards (SFAS) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed” (Statement 86), the Company capitalizes certain internal and purchased software development and production costs once technological feasibility has been achieved. Amortization is recorded on a product-by-product basis on the straight-line method over the remaining economic life of the product.

Software costs capitalized under SOP 98-1 and Statement 86 were $1,040, $336, and $2,902 during fiscal years 2005, 2004, and 2003, respectively. Capitalized costs are included in property, plant, and equipment on the consolidated balance sheets. Amortization expense for fiscal years 2005, 2004, and 2003 was $1,612, $1,510, and $1,432, respectively. The carrying value of the software is reviewed regularly and impairment is recognized if the value of the estimated undiscounted cash flow benefits related to the asset is less than the remaining unamortized costs.

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

C-COR Incorporated

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

Other intangible assets represent purchased intangible assets, which include purchased technology, customer relationships, covenants not-to-compete, patents and trademarks. Amounts allocated to other identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives as follows:

Purchased technology	3 to 5 years
Customer relationships	3 to 5 years
Covenants not-to-compete	1 to 2 years
Patents and trademarks	3 years

The weighted-average life remaining of the Company’s identifiable intangible assets as of June 24, 2005 was 27 months.

Foreign Currency Translation

Where a currency other than the United States dollar is the functional currency, the Company converts the assets and liabilities of foreign operations to their United States dollar equivalents at rates in effect at the balance sheet dates, and records translation adjustments in shareholders’ equity. Where the United States dollar is the functional currency, the Company converts the assets and liabilities of foreign operations to their United States dollar equivalents at rates in effect at the balance sheet dates, and records translation adjustments in the consolidated statements of operations. Statements of operations of foreign operations are translated from the entity’s functional currency to United States dollar equivalents at average rates for the period. Foreign currency transaction gains and losses are recorded in the consolidated statements of operations. Foreign currency transaction gains and losses resulting from settlement of foreign receivables and payables, including certain cross-currency intercompany activities where payment is expected to be satisfied in the normal course of business, are recorded in the consolidated statements of operations. Other cross-currency intercompany activities, where management has no intent to require payment in the foreseeable future, are recorded in shareholders’ equity as a component of other comprehensive income (loss).

Comprehensive Income (Loss)

The components of comprehensive income (loss) include net income (loss), foreign currency translation gains (losses) and unrealized gains (losses) on available-for-sale securities, net of tax, if applicable. Comprehensive income (loss) is presented in the consolidated statements of shareholders’ equity.

Advertising

The Company expenses advertising costs in the period incurred. Advertising expense is classified as a component of selling and administrative expenses in the consolidated statements of operations. Advertising expense included in selling and administrative expense for fiscal years 2005, 2004, and 2003 were $3,741, $878, and $1,051, respectively.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit

C-COR Incorporated

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

Product Warranty

The Company warrants its products against defects in materials and workmanship, generally for one to five years, depending upon product lines and geographic regions. A provision for estimated future costs related to warranty activities is recorded when the product is shipped, based upon the Company’s historical experience of known product failure rates and historical costs incurred in correcting product failures. In addition, from time to time, the recorded amount is adjusted for specifically identified warranty exposures if unforeseen technical problems arise.

Convertible Debt

The Company accounts for the issuance of its convertible debt in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (Statement 133), Statement 133 Implementation Guidance Issue No. B-16, APB No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”, Emerging Issues Task Force (“EITF”) No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments” (“EITF No. 00-27”), and EITF No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” (“EITF No. 98-5”). The Company recorded no discount or premium on the notes, which would require amortization over the life of the notes. The Company determined there was no beneficial conversion feature that would require a separate valuation of fair value of the conversion feature. The conversion feature and the call and put features were determined not to be derivatives. Transaction expenses were treated as debt issuance costs in accordance with APB No. 21, “Interest on Receivables and Payables” and are being amortized over the life of the notes.

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

As allowed by Statement 123, the Company chose to continue to account for stock-based compensation using APB 25 and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the grant date over the amount an employee must pay to acquire the stock. In December 2004, Statement 123 was revised. The Financial Accounting Standards Board (FASB) issued SFAS No. 123R, “Share Based Payment” (Statement 123R), to require that compensation cost relating to share-based payment transactions be recognized in all financial statements. The Company was required to adopt Statement 123R on June 25, 2005.

C-COR Incorporated

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

Had compensation cost for the Company’s plans been determined under Statement 123, the Company’s net income (loss) and net income (loss) per share would have been adjusted to the pro forma amounts indicated below:

	Fiscal Year Ended
	June 24, 2005	June 25, 2004	June 27, 2003
Net income (loss), as reported	$(25,690)	$44,160	$(139,589)
Add: Stock based employee compensation expense included in reported net income (loss)	—	131	104
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4,435)	(7,341)	(8,769)

Pro forma net income (loss)	$(30,125)	$36,950	$(148,254)

Net income (loss) per share:
Basic:
As reported	$(0.57)	$1.14	$(3.84)
Pro forma	$(0.66)	$0.95	$(4.07)
Diluted:
As reported	$(0.57)	$1.10	$(3.84)
Pro forma	$(0.66)	$0.94	$(4.07)

The fair values for stock options granted in fiscal years 2005, 2004, and 2003 were estimated at the dates of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Fiscal Year Ended
	June 24, 2005	June 25, 2004	June 27, 2003
Risk-free interest rate	3.23%	3.37%	2.65%
Expected dividend yield	0.00%	0.00%	0.00%
Expected stock price volatility factor	79.3	91.5	92.9
Weighted average expected life of stock options	4 years	4 years	4 years

The per share weighted-average fair values of stock options granted during fiscal years 2005, 2004, and 2003 were $5.31, $5.85 and $2.46, respectively.

The fair value of stock options included in the pro forma amounts for fiscal years 2005, 2004, and 2003 is not necessarily indicative of future effects on net income (loss) and net income (loss) per share.

Accounting Pronouncements

In March 2005, the FASB published FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47), which will result in (a) more consistent recognition of liabilities relating to asset retirement obligations, (b) more information about expected future cash outflows associated with those obligations, and (c) more information about investments in long-lived assets because additional asset retirement costs will be recognized as part of the carrying amounts of the assets. FIN 47 clarifies that the term conditional

C-COR Incorporated

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

asset retirement obligation as used in SFAS No. 143, “Accounting for Asset Retirement Obligations”, refers to a legal obligation to perform an asset retirement activity in which the time and (or) method of settlement is conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Uncertainty about the time and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Retrospective application of interim financial information is permitted but is not required. Early adoption of FIN 47 is encouraged. As FIN 47 was recently issued, the Company has not determined whether it will adopt FIN 47 early but does not expect the adoption to have a significant adverse effect on our financial position or results of operations.

In December 2004, the FASB issued Statement 123R. Statement 123R is a revision of Statement 123 and supersedes APB 25 and its related implementation guidance. Statement 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. Statement 123R requires entities to recognize compensation cost for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). Statement 123R is effective for the Company in the first annual reporting period that begins after June 15, 2005.

The Company was required to adopt Statement 123R on June 25, 2005, using the modified prospective application method of Statement 123R. Under the modified prospective application method, awards that are granted, modified or settled after the date of adoption will be measured and accounted for in accordance with Statement 123R. Unvested equity-classified awards that were granted prior to the effective date would continue to be accounted for in accordance with Statement 123 except that amounts must be recognized in the income statement. Adoption of Statement 123R will not affect the Company’s cash flows, but it will reduce reported income and earnings per share because the Company currently uses the intrinsic value method as permitted by APB 25. Accordingly, for fiscal year 2005 and prior periods, no compensation cost was currently recognized for share purchase rights granted under the Company’s employee stock option plans. The adoption of Statement 123R will result in the Company recording compensation cost for employee stock options. Had the Company expensed employee stock options under Statement 123 in prior periods the impact of that standard would have been as described in the disclosure of pro forma net income (loss) and net income (loss) per share in Note 2 to the consolidated financial statements. Changes in assumptions under Statement 123R could impact compensation costs in the future.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an Amendment of ARB No. 43 Chapter 4” (Statement 151). Statement 151 requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling be recognized as current-period charges rather than being included in inventory regardless of whether the costs meet the criterion of abnormal as defined in ARB 43. Statement 151 is applicable for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company adopted Statement 151 on June 25, 2005 and does not expect the adoption to have a material impact on the Company’s financial condition or results of operation.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29” (Statement 153). Statement 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. This statement amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange

C-COR Incorporated

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. Statement 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The Company adopted Statement 153 on June 25, 2005 and does not expect the adoption to have a material impact on the Company’s financial condition or results of operations.

Note 3.    Business Combinations

Fiscal Year 2005

In fiscal year 2005, the Company completed three acquisitions:

Stargus, Inc.:

On July 16, 2004, the Company acquired all the outstanding securities of Stargus, Inc. (Stargus), a privately held company headquartered in Andover, Massachusetts. Stargus is a provider of comprehensive network and service management solutions for cable broadband operators. Stargus became part of the Company’s C-COR Solutions segment. The purchase price for the acquisition was $17,185, consisting of a cash payment of $17,000 and direct transaction costs of $185.

The effective date of the acquisition was July 16, 2004. Accordingly, the results of the operations of Stargus are included in the consolidated financial statements from July 16, 2004. On an unaudited pro forma basis, the effect of the acquisition was not significant to the Company’s results of operations. The acquisition was accounted for as a purchase and the excess of the purchase price and related costs over the fair value of the acquired net assets of the business was recorded as goodwill. The Company recorded goodwill of $15,569 in the acquisition. None of the goodwill related to Stargus is expected to be deductible for tax purposes; however, the Company acquired the historical net operating losses and unused business credits of Stargus, subject to certain limitations.

Intangible assets acquired in the acquisition included $1,800 for completed technology and $150 for customer relationships, which are being amortized over their useful lives of three years. In addition, one of the acquired intangible assets was in-process research and development, representing research and development projects that were commenced but not yet completed at the date of acquisition, and which, if unsuccessful, have no alternative future use in the Company’s research and development activities or otherwise. The fair value allocated to in-process research and development as of the acquisition date was $200 based on a third-party valuation. The amount allocated to in-process research and development was charged to expense during the first quarter of fiscal year 2005.

Optinel Systems, Inc.:

On September 3, 2004, the Company acquired certain assets and liabilities of Optinel Systems, Inc. (Optinel), a privately held company located in Elkridge, Maryland. Optinel is a provider of optical Ethernet transport solutions for residential and business services. Optinel became part of the Company’s C-COR Access and Transport segment. The purchase price for the acquisition was $9,616, consisting of a cash payment of $9,500, subject to certain adjustments, and direct transaction costs of $116. Additional cash payments of up to $6,000 are required to be made to Optinel shareholders if certain sales objectives are achieved within thirteen months from the date of acquisition. Upon satisfaction of this contingency, the additional consideration, if any, will be recorded as additional cost of the acquisition and recorded as goodwill.

C-COR Incorporated

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

The effective date of the acquisition was September 3, 2004. Accordingly, the results of the operations of Optinel are included in the consolidated financial statements from September 3, 2004. On an unaudited pro forma basis, the effect of the acquisition was not significant to the Company’s results of operations. The acquisition was accounted for as a purchase and the excess of the purchase price and related costs over the fair value of the acquired net assets of the business was recorded as goodwill. The Company recorded goodwill of $5,002 in the acquisition, which is expected to be deductible for tax purposes.

Intangible assets acquired in the acquisition included $1,700 for completed technology and $210 for customer relationships, which are being amortized over their useful lives of five years. In addition, one of the acquired intangible assets was in-process research and development, representing research and development projects that were commenced but not yet completed at the date of acquisition, and which, if unsuccessful, have no alternative future use in the Company’s research and development activities or otherwise. The fair value allocated to in-process research and development as of the acquisition date was $1,650 based on a third-party valuation. The amount allocated to in-process research and development was charged to expense during the first quarter of fiscal year 2005.

nCUBE Corporation:

On December 31, 2004, the Company acquired the business of nCUBE Corporation (nCUBE), a privately held company headquartered in Beaverton, Oregon. nCUBE is a worldwide provider of on-demand media and digital advertising systems. nCUBE became part of the Company’s C-COR Solutions segment. The acquisition of nCUBE adds capabilities to the Company’s existing suite of back office automation tools for network, content, subscriber, and workforce management, as broadband network operators’ transition to an Internet Protocol (IP) packet-based, on demand delivery system. The purchase included a production and engineering facility in Beaverton, Oregon, and a sales and distribution office in the United Kingdom. The assets acquired consist primarily of accounts receivable, inventory, contractual rights and obligations, intellectual property and equipment which were used by nCUBE in its operations.

Consideration for the acquisition consisted of 4,500,000 shares of the Company’s common stock, $35,000 principal amount of the Company’s 3.5% senior unsecured 5-year convertible notes, $20,000 in cash, and the assumption of certain liabilities. The Company recorded estimated direct costs for the acquisition of approximately $965. The common stock portion of the purchase consideration was based upon the Company’s average common stock price over a period which included two days before and after the measurement date, which was October 22, 2004. Based upon the average common stock price, the aggregate purchase consideration was $88,554, excluding certain liabilities assumed. The purchase price was subject to a post-closing adjustment for working capital, as well as the transfer of the shares of the United Kingdom operation to the Company, which occurred in March 2005. The cash component of the consideration was funded from the Company’s existing operating cash balances.

C-COR Incorporated

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

Accounts receivable	$6,418
Inventory	4,750
Other current assets	2,917
Property and equipment	2,931
Intangible assets	9,800
Goodwill	73,439

100,255
Current liabilities	(10,540)
Long-term liabilities	(1,161)

Total purchase price	$88,554

The Company recorded goodwill of $73,439 in the acquisition, of which approximately $70,785 is expected to be deductible for tax purposes.

Intangible assets acquired in the acquisition included $4,300 for completed technology and $1,500 for customer relationships, which are being amortized over their useful lives of three years. One of the acquired intangible assets was in-process research and development, representing research and development projects that were commenced but not yet completed at the date of the acquisition, and which, if unsuccessful, have no alternative future use in research and development activities or otherwise. The value allocated to in-process research and development as of the acquisition date was $4,000 based on a third-party valuation. The amount allocated to in-process research and development was charged to expense as an acquired in-process technology charge during the third quarter of fiscal year 2005.

Pro Forma

The following selected unaudited pro forma information is provided to present a summary of the combined results of the Company’s operations, as if the acquisition of nCUBE had occurred as of June 27, 2003, after giving effect to purchase accounting adjustments. The pro forma data are for informational purposes only and may not necessarily reflect the results of operations of the Company had the operations acquired from nCUBE operated as part of the Company for the entire fiscal years ended June 24, 2005 and June 25, 2004, respectively.

	Fiscal Year Ended
	June 24, 2005	June 25, 2004
Net sales	$255,928	$279,052
Net income (loss)	$(36,203)	$22,070
Net income (loss) per share—basic	$(0.76)	$0.51
Net income (loss) per share—diluted	$(0.76)	$0.49

C-COR Incorporated

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

Fiscal Year 2004

In fiscal year 2004, the Company acquired certain assets and liabilities of the following companies:

•	On May 27, 2004, the Company acquired certain assets and liabilities of Alopa Networks, Inc. (Alopa), a provider of infrastructure software solutions for end-to-end activation, management, and assurance of digital services over cable. The Alopa assets became part of the Company’s C-COR Solutions segment.

•	On May 28, 2004, the Company acquired certain assets and liabilities of Lantern Communications, Inc. (Lantern), a provider of Metropolitan Area Network packet-based transport solutions, which incorporate advanced bandwidth management and switching capabilities for the delivery of services such as voice, video, and data over a packet-based infrastructure. The Lantern assets became part of the Company’s C-COR Access and Transport segment.

The total consideration for those acquisitions was $34,365, consisting of cash payments of $32,965, direct transaction costs and expenses of $460, and the assumption of Lantern stock options to purchase 119,920 shares of the Company’s common stock having a fair market value of $940, calculated using the Black-Scholes option-pricing model. The stock options assumed included both vested and unvested stock options. The unvested stock options require future employee service after the acquisition date to vest, and as such, $516 was allocated to unearned compensation based on their intrinsic value as of the acquisition date. Such cost is being recognized over the remaining vesting period. The remaining unearned compensation at June 24, 2005 was $161.

The acquisitions resulted in goodwill being recorded of $21,400, consisting of $11,538 related to Alopa and $9,862 related to Lantern, of which $11,528 and $9,348, respectively, is expected to be deductible for tax purposes.

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

The acquisitions were accounted for as purchases, and accordingly, their results of operations have been included in the consolidated statements since their respective dates of acquisition. On an unaudited pro forma basis, the effects of the acquisitions were not significant to the Company’s results of operations.

Intangible Assets with Definite Lives resulting from Acquisitions:

As of June 24, 2005, the net book value of intangible assets with definite useful lives resulting from all of the Company’s business combinations was $14,714. These intangible assets are being amortized over their estimated useful lives of two to five years. The weighted average life remaining on these intangible assets is 27 months. For additional information concerning goodwill and other intangible assets, see Note 9.

C-COR Incorporated

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

Note 4.    Restructuring

In fiscal year 2005, the Company implemented restructuring initiatives to improve the Company’s operating performance and eliminate redundancies resulting from acquisitions, which included settlement of certain contractual obligations related to closing the Company’s Pleasanton, California location, as well as employee severance and termination benefits associated with transitioning the Company’s manufacturing operation in Klagenfurt, Austria to a contract manufacturer in the region. For the fiscal year 2005, the Company recorded $993 of restructuring charges, representing employee termination benefits for 74 employees and contractual lease obligations.

In fiscal year 2004, an adjustment of $272 was made to reduce the Company’s restructuring accrual balance for changes in assumptions and cash recoveries.

In fiscal year 2003, the Company announced the closing of its Manlius, New York manufacturing facility and its Louviers, France engineering and support operations facility. The decision to close the operations was a result of a process the Company undertook to address redundancy in the product lines, engineering support services and manufacturing capacity resulting from its acquisition of certain assets and liabilities of Philips Broadband Networks (PBN). The Company ceased operations at each of these facilities as of June 27, 2003. In fiscal year 2003, fair value adjustments for property, plant, and equipment of $655 and exit costs of $7,483, which included employee severance and termination benefits for approximately 370 employees, relocation for employees offered transfers, and other lease commitment costs, were accounted for as an adjustment to the allocation of the original purchase price, and recorded as additional goodwill.

In fiscal year 2003, the Company recorded $935 of restructuring charges related to initiatives to improve its operating performance by aligning the cost structure across the Company with current business levels. The restructuring charge represented employee termination benefits for approximately 170 employees and lease commitment costs. Also, the Company recorded a reversal of $475 for previously recorded restructuring charges, resulting in a net restructuring charge during fiscal year 2003 of $460.

The following tables provide detail on the activity and remaining restructuring accrual balance by category for fiscal years 2005, 2004, and 2003.

	Restructuring Accrual at June 25, 2004	Adjustments in Fiscal Year 2005	Net Cash Paid	Restructuring Accrual at June 24, 2005
Employee severance and termination benefits	$39	$893	$(704)	$228
Contractual obligations and other	92	100	(192)	0

Total	$131	$993	$(896)	$228

	Restructuring Accrual at June 27, 2003	Adjustments in Fiscal Year 2004	Net Cash Paid	Restructuring Accrual at June 25, 2004
Employee severance and termination benefits	$1,812	$(272)	$(1,501)	$39
Contractual obligations and other	462	—	(370)	92

Total	$2,274	$(272)	$(1,871)	$131

C-COR Incorporated

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

	Restructuring Accrual at June 28, 2002	Adjustments in Fiscal Year 2003	Adjustments from Acquisitions in Fiscal Year 2003	Net Cash Recovered (Paid)	Restructuring Accrual at June 27, 2003
Employee severance and termination benefits	$2,416	$857	$7,071	$(8,532)	$1,812
Write-off of property, plant and equipment	—	(90)	—	90	—
Contractual obligations and other	549	(307)	412	(192)	462

Total	$2,965	$460	$7,483	$(8,634)	$2,274

Amounts accrued as of June 24, 2005 for employee severance will be paid out over bi-weekly periods through the first half of fiscal year 2006.

Note 5.    Sale of Bankruptcy Trade Claims

The Company filed unsecured claims in the bankruptcy cases of Adelphia Communications (Adelphia) and affiliates related to accounts receivable which were previously written-off in fiscal year 2002. On October 30, 2003, the Company entered into an agreement to sell substantially all of its pre-petition trade claims against Adelphia and its affiliates. Under the terms of the agreement, the Company received $21,075 on November 4, 2003 in an initial cash payment, with additional amounts being held in escrow pending the resolution of certain contingencies. Upon resolution of these contingencies, the Company anticipates it could receive an additional approximately $10,000. The $21,075 was recorded as a component of other income in the consolidated statements of operations in fiscal year 2004.

C-COR Incorporated

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

Note 6.    Marketable Securities

Marketable securities as of June 24, 2005 and June 25, 2004 consisted of the following:

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
June 24, 2005:
Available-for-sale
Corporate obligations	$6,867	$—	$(19)	$6,848
Municipal securities	1,700	—	—	1,700
Collateralized mortgage obligations	770	—	—	770
Equity securities	8	1	—	9

Total classified as current assets	$9,345	$1	$(19)	$9,327

Available-for-sale:
Mutual funds	$24	$6	$—	$30
Corporate obligations	66	—	(1)	65
Equity securities	117	13	—	130
Certificate of deposits	8	—	—	8
Trading:
Mutual funds	1,222	149	—	1,371

Total classified as non-current assets	$1,437	$168	$(1)	$1,604

June 25, 2004:
Available-for-sale
Corporate obligations	$22,403	$—	$(119)	$22,284
Municipal securities	17,400	—	—	17,400
Asset-backed securities	4,106	—	(19)	4,087
Collateralized mortgage obligations	4,204	—	(10)	4,194
Certificate of deposits	4,999	—	(32)	4,967
Equity securities	1	1	—	2

Total classified as current assets	$53,113	$1	$(180)	$52,934

Available-for-sale:
Mutual funds	$35	$5	$—	$40
Corporate obligations	66	—	(1)	65
Equity securities	142	12	—	154
Certificate of deposits	9	—	—	9
Trading:
Mutual funds	810	82	—	892

Total classified as non-current assets	$1,062	$99	$(1)	$1,160

C-COR Incorporated

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

The fair value of investments in debt securities at June 24, 2005 by contractual maturities is shown below. These debt securities, which are classified as available-for-sale, include corporate obligations, municipal securities and collateralized mortgage obligations.

June 24, 2005
Due in one year or less	$6,868
Due in one year through five years	45
Due in greater than ten years	1,700
Collateralized mortgage obligations	770

Total	$9,383

The Company’s investments in municipal securities which are classified above as due in greater than ten years have a put option which enables the Company to put back the securities to the issuer for full principal and any accrued interest with seven days’ notice.

The Company periodically reviews its investment securities classified as available-for-sale for potential impairment and records impairment in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” This includes a review of the fair value of each investment security in relation to its book value, the current grade of the security, and other significant events. Based on management’s review, no investment securities were determined to be other than temporarily impaired and, as a result, no impairment charges were recorded in fiscal year 2005.

The following table shows the gross unrealized losses and fair values of the Company’s investments in individual securities that have been in a continuous unrealized loss position deemed to be temporary for less than 12 months, aggregated by investment category, at June 24, 2005.

	Fair Value	Unrealized Loss
Corporate obligations	$2,841	$(9)

Total	$2,841	$(9)

The following table shows the gross unrealized losses and fair values of the Company’s investments in individual securities that have been in a continuous unrealized loss position deemed to be temporary for more than 12 months, aggregated by investment category, at June 24, 2005.

	Fair Value	Unrealized Loss
Corporate obligations	$4,072	$(11)

Total	$4,072	$(11)

C-COR Incorporated

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

Note 7.    Inventories

Inventories as of June 24, 2005 and June 25, 2004 consisted of the following:

	June 24, 2005	June 25, 2004
Finished goods	$10,616	$8,761
Work-in-process	5,041	3,806
Raw materials	25,971	13,113

	$41,628	$25,680

Note 8.    Property, Plant, and Equipment

Property, plant, and equipment as of June 24, 2005 and June 25, 2004 consisted of the following:

	June 24, 2005	June 25, 2004
Land	$343	$343
Buildings	9,466	9,560
Machinery and equipment under capital lease	239	260
Machinery and equipment	79,353	72,334
Leasehold improvements	2,026	1,448

	91,427	83,945
Less accumulated depreciation and amortization	(69,894)	(66,248)

	$21,533	$17,697

Note 9.    Goodwill and Other Intangible Assets

The Company adopted the provisions of Statement 142 effective June 29, 2002. As of the date of adoption, the Company had unamortized goodwill of $7,246 and unamortized identifiable intangible assets of $1,597 that were subject to the transition provisions of Statement 142. For purposes of applying Statement 142, management believes the Company’s operating segments (C-COR Access and Transport, C-COR Network Services and C-COR Solutions) represent the Company’s reporting units, although there was no goodwill or intangible assets associated with C-COR Solutions as of the date of adoption. The Company determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company then determined the fair value of each reporting unit. The fair value was determined based on an independent third party appraisal, using a discounted cash flow model. As a result of this evaluation, the Company did not have an impairment of goodwill as of June 29, 2002.

The Company is required to reevaluate whether goodwill is impaired on at least an annual basis. The Company has selected the end of its third fiscal quarter of each year to reassess the value of its reporting units and related goodwill balances. An assessment would also be performed at other times if events have occurred or circumstances exist that indicate the carrying amount of goodwill may not be recoverable. In fiscal year 2003, the Company determined that the carrying value of the C-COR Access and Transport reporting unit exceeded its fair

C-COR Incorporated

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

value, which was determined from an independent third-party appraisal, and as such, an impairment charge of $46,051 was recorded in fiscal year 2003. The decline in the fair value of the C-COR Access and Transport reporting unit was attributable to the weakness in capital spending by cable operators.

During the third quarter of fiscal year 2005, the Company performed its annual evaluation of goodwill using a discounted cash flow model. The Company determined there was no impairment. Goodwill was $131,963 and $38,312 as of June 24, 2005 and June 25, 2004, respectively. As of June 24, 2005 and June 25, 2004, goodwill was allocated by segment as follows:

	June 24, 2005	June 25, 2004
C-COR Access and Transport:
United States	$16,696	$12,160
Europe	6,767	6,839
Asia	982	875

	24,445	19,874
C-COR Solutions:
United States	99,850	11,221
Europe	329	—
Asia	362	240

	100,541	11,461
C-COR Network Services:
United States	6,977	6,977

Total	$131,963	$38,312

During fiscal year 2005, goodwill increased $93,651 of which $93,621 related to acquisitions and $30 related to fluctuations in foreign currency rates used to translate the goodwill related to foreign subsidiaries at the balance sheet date.

Other intangible assets as of June 24, 2005 and June 25, 2004 consisted of the following:

	June 24, 2005	June 25, 2004
Cost of intangibles:
Purchased technology	$18,400	$10,600
Customer relationships	5,010	3,150
Covenants not-to-compete	860	860
Patents and trademarks	1,200	1,200

	25,470	15,810

Less accumulated amortization:
Purchased technology	(5,843)	(2,069)
Customer relationships	(3,160)	(1,779)
Covenants not-to-compete	(553)	(43)
Patents and trademarks	(1,200)	(1,167)

	(10,756)	(5,058)

	$14,714	$10,752

C-COR Incorporated

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

Amortization expense for fiscal years 2005, 2004, and 2003 was $5,697, $2,394, and $1,961, respectively. Estimated future amortization expense for identifiable intangibles is as follows:

Fiscal year:
2006	$5,321
2007	4,746
2008	2,863
2009	1,720
2010	64

$14,714

Note 10.    Accrued Liabilities

Accrued liabilities as of June 24, 2005, and June 25, 2004 consisted of the following:

	June 24, 2005	June 25, 2004
Accrued incentive plan expense	$—	$2,392
Accrued vacation expense	4,170	2,920
Accrued salary expense	4,597	3,090
Accrued benefits and sales tax expense	1,731	880
Accrued warranty expense	6,575	10,065
Accrued workers’ compensation expense	616	916
Accrued restructuring costs	228	131
Accrued income taxes payable	1,007	3,630
Accrued other	6,375	5,107

	$25,299	$29,131

Note 11.    Financing Agreement

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

As of June 24, 2005, the aggregate amount of letters of credit issued under the Agreement was $3,009. A cash compensating balance of $3,088 (includes interest earned on account) is maintained to secure the letters of credit. The cash compensating balance is classified as part of restricted cash on the consolidated balance sheet.

C-COR Incorporated

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

Note 12.    Long-Term Debt

On December 31, 2004, the Company issued $35,000 of its 3.5% senior unsecured convertible notes (the “Notes”) due on December 31, 2009 in a private placement as part of the consideration for the nCUBE acquisition. The Notes are unsecured senior obligations of the Company, equal in right of payment to all of the Company’s existing and future senior unsecured indebtedness and senior in right of payment to any of the Company’s future subordinated indebtedness. In addition, the Notes are effectively subordinated to any of the Company’s existing and future secured indebtedness to the extent of the assets securing such indebtedness and structurally subordinated to the indebtedness and other liabilities of the Company’s subsidiaries. Interest on the Notes is payable semi-annually at the annual rate of 3.5% on June 30 and December 30 beginning June 30, 2005. Each Note may be converted by the holder, at its option, into shares of the Company’s common stock at a conversion rate of 81.0905 shares per one thousand dollars of principal amount of the Note (as may be adjusted upon the occurrence of certain specified events), for an aggregate of 2,838,000 potential common shares. The Notes are convertible at any time before the close of business on the maturity date, unless the Company has previously repurchased the Notes.

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

The Notes are subject to customary events of default, the occurrence of which could lead to an acceleration of the Company’s obligations thereunder. The events of default under the Indenture include default on the payment of interest or principal on the Notes, the Company’s failure to convert the Notes upon exercise, the Company’s failure to provide notice to holders of the Notes upon a change of control and the acceleration of the maturity of indebtedness of the Company or its subsidiaries in an aggregate amount of $20,000 or more that is not rescinded, stayed, or annulled within 30 days after written notice of default is provided by the lender of such indebtedness.

The Notes are classified as a long-term debt on the consolidated balance sheets as of June 24, 2005. The Company incurred debt issuance costs of $37 as of June 24, 2005, which are being amortized to earnings on a straight-line basis over the life of the Notes. The principal balance of the Notes at June 24, 2005 and June 25, 2004 was $34,992 and $0, respectively.

The Company obtained $1,952 of funding through the Pennsylvania Industrial Development Authority (PIDA) for 40% of the cost of the expansion of the Company’s facility in State College, Pennsylvania. The PIDA borrowing has an interest rate of 2%. Monthly payments of principal and interest of $13 are required through 2010. Certain property, plant, and equipment collateralize the borrowing. The principal balance at June 24, 2005 and June 25, 2004, was $762 and $896, respectively.

C-COR Incorporated

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

Long-term debt as of June 24, 2005 and June 25, 2004 was as follows:

	June 24, 2005	June 25, 2004
3.5% senior unsecured convertible notes (net of associated debt service costs)	$34,992	$—
Notes payable	762	896
Capital lease obligations	25	34

	35,779	930
Less current portion	(162)	(158)

	$35,617	$772

The Company has various capital leases for machinery and equipment, office equipment, vehicles and furniture and fixtures that expire through 2006. At June 24, 2005, the future minimum payments required under capital lease arrangements were as follows:

Fiscal year ending:
2006	$25

Less amount representing interest	(2)

Present value of future minimum lease payments	23
Less current portion of obligation under capital leases	(23)

Long-term obligations under capital leases	$—

Long-term debt at June 24, 2005 had scheduled maturities as follows:

Fiscal year ending:
2006	$162
2007	140
2008	142
2009	145
2010	35,140
Thereafter	50

$35,779

Total interest paid was $82, $87, and $118 for fiscal years 2005, 2004, and 2003, respectively.

Note 13.    Capital Stock and Accumulated Other Comprehensive Income

Authorized Stock:

The Company is authorized to issue 100,000,000 shares of $.05 par value common stock and 2,000,000 shares of no par value preferred stock. There are no shares of preferred stock outstanding.

C-COR Incorporated

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

Warrants Outstanding:

The following table summarizes information about warrants outstanding as of June 24, 2005:

Issued	Warrants Outstanding as of June 24, 2005	Exercise Price (per share)	Fiscal Year Warrants Expire
Fiscal year 2001	5,310	$54.14	2007
Fiscal year 2001	693	$54.11	2008
Fiscal year 2001	693	$54.11	2009
Fiscal year 2001	115	$108.70	2011

	6,811

Shareholder Rights Plan:

The Company has a shareholder rights plan intended to preserve the long-term value of the Company for its shareholders by discouraging a hostile takeover. Under the shareholder rights plan, each outstanding share of the Company’s common stock has an associated preferred share purchase right. The rights are exercisable only if a person or group acquires 20% or more of the Company’s outstanding common stock. If the rights became exercisable, the rights would allow their holders (other than the acquiring person or group) to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock (Preferred Stock), no par value per share, of the Company at a price of $150.00 per one one-hundredth of a share of Preferred Stock, subject to adjustment. The dilutive effect of the rights on the acquiring person or group is intended to encourage such person or group to negotiate with the Company’s Board of Directors.

Follow-On Offering:

On February 26, 2004, the Company sold in a public offering 5,060,000 shares of its common stock at a price of $14.50 per share. The offering resulted in net proceeds (after deducting issuance costs) to the Company of $69,482 in fiscal year 2004.

Treasury Stock:

At June 24, 2005 and June 25, 2004, 3,595,036 shares of common stock are being held by the Company as treasury stock and are available to be used in meeting the Company’s obligations under its present and future stock option plans and for other corporate purposes. In addition, shares of the Company’s common stock purchased under a non-qualified deferred compensation arrangement, held in a Rabbi Trust, have been presented in a manner similar to treasury stock. As of June 24, 2005 and June 25, 2004, 50,680 shares and 50,814 shares, respectively, were held in the Rabbi Trust.

Net Income (Loss) Per Share:

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding and potential common shares outstanding. Potential common shares result from the assumed exercise of outstanding stock options and warrants having a dilutive

C-COR Incorporated

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

effect calculated under the treasury stock method using the average market price for the period and from the potential conversion of the Company’s 3.5% senior unsecured convertible notes, calculated under the if-converted method. In addition, in computing the dilutive effect of the convertible notes, the net income (loss) is adjusted to add back the after-tax amount of interest and amortized debt issuance costs recognized in the period associated with our convertible notes. Any potential shares that are antidilutive are excluded from the effect of dilutive securities.

Net income (loss) per share is calculated as follows:

	Fiscal Year Ended
	June 24, 2005	June 25, 2004	June 27, 2003
Basic net income (loss) per share:
Net income (loss)	$(25,690)	$44,160	$(139,589)

Weighted average common shares outstanding	45,325,283	38,831,695	36,384,105
Basic net income (loss) per share	$(0.57)	$1.14	$(3.84)

Diluted net income (loss) per share:
Net income (loss)	$(25,690)	$44,160	$(139,589)
Interest and expense related to 3.5% senior unsecured convertible notes	—	—	—

Income (loss) for purposes of computing diluted net income (loss) per share	$(25,690)	$44,160	$(139,589)

Weighted average common shares outstanding	45,325,283	38,831,695	36,384,105
Plus:
Effect of stock options and warrants	—	1,391,523	—
3.5% senior unsecured convertible notes	—	—	—

Weighted average common shares and common share equivalents	45,325,283	40,223,218	36,384,105

Diluted net income (loss) per share:	$(0.57)	$1.10	$(3.84)

For the fiscal period ended June 24, 2005, total potential common shares of 7,160,716 representing 1,364,504 common shares from the assumed conversion of 3.5% senior unsecured convertible notes and 5,796,212 common shares related to stock options and warrants were excluded from the diluted net income (loss) per share calculation because they were antidilutive. For fiscal years ended June 25, 2004 and June 27, 2003, common share equivalents of 2,559,929, and 6,681,786, respectively, were excluded from the diluted net income (loss) per share calculation because they were antidilutive.

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

C-COR Incorporated

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

The components of accumulated other comprehensive income, net of tax if applicable, are as follows:

	June 24, 2005	June 25, 2004
Unrealized loss on marketable securities	$(1)	$(162)
Foreign currency translation gain	5,388	5,175

Accumulated other comprehensive income	$5,387	$5,013

The components of other comprehensive income and the related tax effects are as follows:

	Amount Before Tax	Income Tax Expense (Benefit)	Amount Net of Taxes
Fiscal year ended June 24, 2005:
Unrealized holding gain during the fiscal year	$168	$—	$168
Less: reclassification adjustment for realized gains included in net loss	(7)	—	(7)
Net foreign currency translation gain	213	—	213

Total other comprehensive income	$374	$—	$374

Fiscal year ended June 25, 2004:
Unrealized holding loss during the fiscal year	$(155)	$—	$(155)
Less: reclassification adjustment for realized gains included in net income	(6)	—	(6)
Net foreign currency translation gain	2,742	—	2,742

Total other comprehensive income	$2,581	$—	$2,581

Fiscal year ended June 27, 2003:
Unrealized holding loss during the fiscal year	$(12)	$(5)	$(7)
Less: reclassification adjustment for realized loss included in net loss	30	12	18
Net foreign currency translation gain	1,875	—	1,875

Total other comprehensive income	$1,893	$7	$1,886

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

C-COR Incorporated

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

In connection with the acquisition of MobileForce Communications, Inc. (MobileForce), outstanding incentive and nonqualified stock options to acquire MobileForce common stock were converted into stock options to acquire the Company’s common stock. The incentive and nonqualified stock options expire upon the earlier of three months after the date of termination of employment or ten years from the date of grant. The options vested immediately upon assumption by the Company.

A summary of the status of the Company’s stock option plans as of June 24, 2005, June 25, 2004, and June 27, 2003, and changes during the fiscal years ended on those dates, is presented below:

	June 24, 2005		June 25, 2004		June 27, 2003
	Shares	Weighted-Avg. Exercise Price	Shares	Weighted-Avg. Exercise Price	Shares	Weighted-Avg. Exercise Price
Outstanding at beginning of year	5,482,754	$9.72	6,380,081	$9.63	6,528,854	$10.31
Granted	1,109,750	$8.34	863,370	$7.17	923,000	$3.71
Exercised	(174,262)	$5.15	(1,380,512)	$7.17	(220,190)	$2.06
Expired	(293,387)	$15.00	(212,982)	$13.14	(322,882	$11.58
Forfeited	(312,273)	$7.68	(167,203)	$9.66	(528,701)	$9.82

Outstanding at end of year	5,812,582	$9.43	5,482,754	$9.72	6,380,081	$9.63

Options exercisable at end of year	3,780,192	$10.40	3,158,466	$11.47	3,573,264	$10.67

C-COR Incorporated

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

The following table summarizes information about the Company’s outstanding stock options as of June 24, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 6/24/05	Weighted-Avg. Remaining Contractual Life (Years)	Weighted-Avg. Exercise Price	Number Exercisable at 6/24/05	Weighted-Avg. Exercise Price
$ 0.50	5,806	2.2	$0.50	5,806	$0.50
$ 0.80	36,040	7.6	$0.80	16,212	$0.80
$ 1.50	46,176	4.7	$1.50	46,176	$1.50
$ 3.05 to $4.51	768,519	5.3	$3.68	418,856	$3.70
$ 4.75 to $7.12	954,322	3.8	$6.20	890,984	$6.19
$ 7.17 to $10.69	2,397,010	6.0	$8.23	877,265	$7.95
$10.78 to $15.53	1,015,923	2.9	$12.21	940,034	$12.19
$16.19 to $22.94	468,805	2.9	$21.55	464,930	$21.59
$26.44 to $39.13	119,231	2.6	$30.96	119,179	$30.96
$39.94	750	2.8	$39.94	750	$39.94

	5,812,582	4.7	$9.43	3,780,192	$10.40

Note 15.    Retirement Plans

The Company has retirement savings and profit sharing plans that qualify under Section 401(k) of the Internal Revenue Code. Participation is available to all employees meeting minimum service requirements.

The Company has a deferred compensation plan that does not qualify under Section 401 of the Internal Revenue Code, which provides officers and key executives with the opportunity to participate in an unqualified deferred compensation plan. The total of net employee and employer deferrals, which is reflected in other long-term liabilities, was $1,722 and $1,405 at June 24, 2005 and June 25, 2004, respectively.

The total expenses for the qualified retirement savings and profit sharing plans and the non-qualified deferred compensation plan were $1,948, $1,646, and $1,560 for fiscal years 2005, 2004, and 2003, respectively.

The Company also has a deferred retirement salary plan, which is limited to certain officers. The present value of the estimated future retirement benefit payments is being accrued over the estimated service period from the date of signed agreements with the employees. The accrued balance of this plan, the majority of which is included in other long-term liabilities, was $1,002 and $945 at June 24, 2005 and June 25, 2004, respectively. Total expenses for the deferred retirement salary plan were $140, $56, and $131 for fiscal years 2005, 2004, and 2003, respectively.

C-COR Incorporated

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

Note 16.    Other Income (Expense), Net

Other income (expense), net for fiscal years 2005, 2004, and 2003 was as follows:

	Fiscal Year Ended
	June 24, 2005	June 25, 2004	June 27, 2003
Recovery on note receivable	$—	$—	$800
Other income (expense), net	(282)	371	105

	$(282)	$371	$905

Note 17.    Income Taxes

Income (loss) from operations before income taxes consisted of the following:

	Fiscal Year Ended
	June 24, 2005	June 25, 2004	June 27, 2003
United States	$(25,287)	$52,083	$(80,405)
Foreign	(1,259)	(6,901)	(12,167)

	$(26,546)	$45,182	$(92,572)

Total income tax expense (benefit) for fiscal years 2005, 2004, and 2003 was allocated as follows:

	Fiscal Year Ended
	June 24, 2005	June 25, 2004	June 27, 2003
Net income (loss) from operations	$(856)	$1,022	$47,017
Shareholders’ equity, for unrealized holding gain (loss)	—	—	7
Shareholders’ equity, for net foreign currency translation gain	—	—	—
Shareholders’ equity, for tax benefit derived from exercise of stock options	—	—	—
Goodwill, for initial recognition of acquired tax benefits that were previously included in the valuation allowance	—	(464)	—

	$(856)	$558	$47,024

C-COR Incorporated

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

Income tax expense (benefit) attributable to operations consisted of the following:

	Fiscal Year Ended
	June 24, 2005	June 25, 2004	June 27, 2003
Current:
Federal	$(1,388)	$451	$—
State	(112)	296	—
Foreign	317	599	1,675

	(1,183)	1,346	1,675

Deferred:
Federal	178	—	36,979
State	25	—	7,841
Foreign	124	(324)	522

	327	(324)	45,342

	$(856)	$1,022	$47,017

The following table reconciles income tax expense (benefit) from operations as reflected in the consolidated statement of operations with the amount calculated by applying the United States federal income tax rate of 35 percent to income (loss) before income taxes:

	Fiscal Year Ended
	June 24, 2005	June 25, 2004	June 27, 2003
Income tax expense (benefit) computed at 35%	$(9,291)	$15,814	$(32,400)
State income taxes, net of federal tax	(1,218)	1,312	(3,750)
Tax effect of foreign income and losses	1,120	(1,015)	498
Increase (decrease) in the valuation allowance for deferred tax assets	9,987	(14,406)	82,164
Tax reserve adjustment and other, net	(1,454)	(683)	505

	$(856)	$1,022	$47,017

C-COR Incorporated

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 24, 2005 and June 25, 2004 are presented below:

	June 24, 2005	June 25, 2004
Gross deferred tax assets:
Accounts receivable, principally due to allowance for doubtful accounts	$689	$790
Inventories, principally due to accrual for obsolescence	7,123	13,400
Compensated absences, principally due to accrual for financial reporting purposes	1,429	1,014
Workers’ compensation expense accrual for financial reporting purposes	82	210
Warranty expense accrual for financial reporting purposes	1,983	3,593
Employee benefit plan accrual for financial reporting purposes	664	586
Investment impairment for financial reporting purposes	1,249	1,225
Net operating loss carryforwards	57,689	29,797
Alternative minimum tax credit carryforwards	839	818
Research tax credit carryforwards	3,867	2,047
Intangible assets, principally due to differences in amortization	15,582	16,465
Restructuring expense accrual for financial reporting purposes	77	53
Plant and equipment, principally due to differences in depreciation	—	252
Other	5,930	2,116

Total gross deferred tax assets	97,203	72,366
Less valuation allowance	(96,102)	(71,253)

Net total deferred tax assets	1,101	1,113

Gross deferred tax liabilities:
Plant and equipment, principally due to differences in depreciation	(516)	—
Other	(588)	(826)

Total gross deferred tax liabilities	(1,104)	(826)

Net deferred tax assets (liabilities)	$(3)	$287

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

Management concluded during the third quarter of fiscal year 2003 that a valuation allowance against net deferred tax assets was appropriate, primarily as a result of the cumulative losses during fiscal years 2001, 2002 and 2003, and recorded a valuation allowance as of that date. The Company expects to maintain the valuation allowance on deferred tax assets until it can sustain a level of profitability in the applicable tax jurisdictions that demonstrates its ability to utilize these assets. During fiscal year 2005, income tax benefit was recorded for the reversal of valuation allowances in certain foreign jurisdictions. As of June 24, 2005, a valuation allowance on

C-COR Incorporated

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

substantially all of the deferred tax assets remains, except in certain foreign jurisdictions where the Company is profitable.

Subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets as of June 24, 2005 will be allocated as follows:

Income tax benefit that would be reported in the consolidated statement of operations	$78,490
Additional paid-in capital	6,470
Goodwill, or other noncurrent intangible assets of an acquired entity	11,142

Total	$96,102

At June 24, 2005, the Company had federal net operating loss carryforwards of approximately $106,475, state net operating loss carryforwards of approximately $115,552, and foreign net operating losses of approximately $43,711, which are available to offset future federal, state, and foreign taxable income, if any, and expire at various dates through fiscal year 2025; however, a significant portion of the foreign net operating loss carryforwards ($36,596) have an indefinite carryforward period. In addition, at June 24, 2005, the Company had research and development credit carryovers for federal and state income tax purposes of approximately $3,292 and $575, respectively. The federal credit carryforwards expire through 2025, and the state carryforwards can be carried forward indefinitely. The Company also had a federal alternative minimum tax credit of $839 at June 24, 2005, which has an indefinite carryforward period.

Earnings of foreign operations are reinvested in the business and no provision for domestic income tax or foreign withholding tax is made on such earnings until distributed. A deferred tax liability will be recognized for the basis differences and the undistributed earnings of its foreign subsidiaries when the Company is no longer able to demonstrate that it plans to permanently reinvest undistributed earnings. Undistributed earnings were approximately $10,580 at June 24, 2005.

Under recent changes in United States tax law, the American Jobs Creation Act of 2004 provides, under certain circumstances, for an 85% dividends received deduction for qualified cash dividends received from controlled foreign corporations if the funds are reinvested in the United States. The deduction can result in a much lower rate of United States tax on those earnings than the United States statutory rate of 35%. The Company has not yet completed its evaluation of the effect of the new tax law on its plans for reinvestment or repatriation of foreign earnings; therefore, it is uncertain whether the Company will repatriate these earnings. If foreign earnings were repatriated, the effect would likely be to reduce the Company’s United States net operating loss carryforwards and corresponding valuation allowance, provide foreign tax credit carryforwards that would be offset with a valuation allowance and, to the extent the dividends were subject to withholding tax in the foreign jurisdiction, result in additional foreign tax expense. The range of these income tax effects has not been determined. The Company expects to complete its evaluation during fiscal year 2006.

Cash paid (recovered) for income taxes was $1,191, $1,423, and $(9,728) in fiscal years 2005, 2004, and 2003, respectively.

C-COR Incorporated

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

Sales to two customers were $42,055 (18%) and $32,050 (14%), respectively, of consolidated total net sales in fiscal year 2005. Sales to two customers were $48,659 (20%) and $39,724 (16%), respectively, of consolidated total net sales in fiscal year 2004. Sales to two customers were $38,348 (19%) and $33,404 (17%), respectively, of consolidated total net sales in fiscal year 2003. All of these principal customers purchase both products and services. No other customers represented greater than 10% of sales in fiscal years 2005, 2004, or 2003.

Recently, Adelphia agreed to be acquired by Time Warner Cable and Comcast Corporation and closing of that transaction is expected to occur in the first half of 2006.

Note 19.    Commitments and Contingencies

The Company was notified on May 26, 2004, by Adelphia Debtors, through their legal counsel, of their claim that various payments made to the Company by Adelphia within ninety days preceding the Adelphia Debtors’ bankruptcy filings, totaling $3,429, constitute transfers avoidable pursuant to the provisions of the Bankruptcy Code. No suit has yet been commenced to recover these transfers, and the Company has entered into an agreement with the Adelphia Debtors extending the deadline by which a suit to recover the transfers must be filed. If a suit is ultimately filed, it is the Company’s intention to vigorously defend the suit, however; we cannot predict at this time the likelihood of successfully defending these claims.

In May 2005, the Company transitioned its manufacturing operations in Klagenfurt, Austria to a contract manufacturer in the region. As part of the terms of the transfer, the Company has a minimum two-year purchase commitment of equipment of 6,000 euros per year.

The Company leases real property and other equipment under operating leases. Certain leases are renewable and provide for the payment of real estate taxes and other occupancy expenses. At June 24, 2005, the future minimum lease payments for noncancelable leases with remaining lease terms in excess of one year were as follows:

Fiscal year ending:
2006	$3,406
2007	3,118
2008	2,526
2009	2,161
2010	2,152
Thereafter	3,365

Rent expense relating to continuing operations was $6,834, $5,401, and $5,280 for fiscal years 2005, 2004, and 2003, respectively.

C-COR Incorporated

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

As of June 24, 2005, the Company did not have any outstanding guarantees, except for product warranties. The Company warrants its products against defects in materials and workmanship, generally for one-to-five years depending upon product lines and geographic regions. A provision for estimated future costs related to warranty activities is recorded when the product is shipped, based upon historical experience of product failure rates and historical costs incurred in correcting product failures. In addition, from time to time, the recorded amount is adjusted for specifically identified warranty exposures where unforeseen technical problems arise.

Changes in the Company’s warranty liability during fiscal years 2005 and 2004 were as follows:

	June 24, 2005	June 25, 2004
Balance as of beginning of the period	$10,065	$14,117
Warranties issued during the period	2,186	2,032
Fair value of warranty liabilities acquired in acquisitions	60	—
Settlements made during the period	(3,404)	(3,124)
Changes in the liability for pre-existing warranties	(2,332)	(2,960)

Balance as of end of the period	$6,575	$10,065

The Company’s C-COR Solutions segment licenses software to its customers under written agreements. Each agreement contains the relevant terms of the contractual arrangement with the customer and generally includes provisions for indemnifying the customer against losses, expenses, and liabilities from damages that may be awarded against the customer in the event the software is found to infringe upon certain intellectual property rights of a third party. The agreement generally limits the scope of and remedies for such indemnification obligations in a variety of industry-standard respects. The Company has not identified any losses that are probable under these provisions and, accordingly, no liability related to these indemnification provisions has been recorded.

C-COR Incorporated

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

Note 21.    Quarterly Results of Operations (Unaudited)

The quarterly results of operations for fiscal years 2005 and 2004, and significant incremental and/or unusual charges and recoveries during the fourth quarters, were as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(1)	Total
Fiscal Year 2005
Net sales	$62,099	$58,487	$48,157	$68,517	$237,260
Gross profit	21,679	22,896	15,911	25,009	85,495
Net loss	(1,044)	(1,557)	(17,349)	(5,740)	(25,690)

Net loss per share—basic and diluted:
Basic	$(0.02)	$(0.04)	$(0.37)	$(0.12)	$(0.57)

Diluted	$(0.02)	$(0.04)	$(0.37)	$(0.12)	$(0.57)

(1)	Included in the results of operations for the fourth quarter of fiscal year 2005 was a $317 charge for restructuring and a $1,800 tax benefit associated with reversal of certain tax contingencies.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(1)	Total
Fiscal Year 2004
Net sales	$56,767	$61,530	$58,427	$64,194	$240,918
Gross profit	20,021	23,239	23,505	23,502	90,267
Net income	4,828	29,721	4,991	4,620	44,160

Net income per share—basic and diluted:
Basic	$0.13	$0.81	$0.13	$0.11	$1.14

Diluted	$0.13	$0.78	$0.12	$0.10	$1.10

(1)	Included in the results of operations for the fourth quarter of fiscal year 2004 was a $900 charge for acquired in-process technology.

Note 22.    Segment Information

The Company operates in three business segments: C-COR Access and Transport, C-COR Network Services, and C-COR Solutions.

The C-COR Access and Transport segment is responsible for the development, management, production, support and sales of our network infrastructure products, including our amplitude modulation headend/hub optical platform and line of optical nodes, a full offering of radio frequency amplifiers, digital video systems, and high quality, high capacity transport platforms for multiservice, packet—based networks. The C-COR Network Services segment provides technical services for engineering, design, and deployment of advanced applications over broadband networks, including outsourced operational services, network design and engineering, network integration, outside plant and construction services, and consulting to a variety of customers. The C-COR Solutions segment is responsible for development, integration, management, implementation, support, and sale of

C-COR Incorporated

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

content management systems, including software and hardware, for delivery of video on demand and digital advertising as well as application-oriented software for subscriber activation and retention, network and service assurance, and workforce management.

Due to changes in the structure of the Company’s internal organizations affecting the composition of its reportable segments, the Company has restated the segment information for fiscal year 2004 to conform to the current year presentation. The Company has not restated fiscal year 2003 as it is impracticable to do so.

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

The following costs and asset categories are not allocated to segments, and are reflected in the table as “unallocated items”:

•	Corporate selling and administrative expenses and technology oversight functions

•	Certain restructuring costs

•	Goodwill and other intangible asset impairment charges

•	Income tax expense (benefit)

•	Identifiable assets of cash and cash equivalents, marketable securities and other short-term investments, assets associated with discontinued operations, and certain other long-term corporate assets.

C-COR Incorporated

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

Information about industry segments for fiscal years 2005, 2004, and 2003 is as follows:

	C-COR Access and Transport	C-COR Network Services	C-COR Solutions	Unallocated Items	Total
Year ended June 24, 2005
Net sales	$173,225	$40,092	$23,943	$—	$237,260
Depreciation and amortization	6,513	481	3,229	1,777	12,000
Operating income (loss)	36,099	1,276	(10,256)	(54,260)	(27,141)
Income tax benefit				(856)	(856)
Identifiable assets at June 24, 2005	77,989	30,200	163,176	66,390	337,755
Capital expenditures	2,458	419	1,069	2,008	5,954
Year ended June 25, 2004
Net sales	$184,880	$45,397	$10,641	$—	$240,918
Depreciation and amortization	8,514	605	372	1,717	11,208
Operating income (loss)	49,786	5,253	466	(33,015)	22,490
Income tax expense				1,022	1,022
Identifiable assets at June 25, 2004	94,698	38,533	15,518	118,136	266,885
Capital expenditures	782	241	89	433	1,545
Year ended June 27, 2003
Net sales	$172,750	$23,377	$4,535	$—	$200,662
Depreciation and amortization	10,443	737	579	1,642	13,401
Operating income (loss)	(7,773)	79	(7,939)	(77,723)	(93,356)
Income tax expense				47,017	47,017
Identifiable assets at June 27, 2003	88,717	22,497	3,006	28,797	143,017
Capital expenditures	2,499	186	425	1,046	4,156

The Company and its subsidiaries operate in various geographic areas. The table below presents the Company’s operations in the following geographic areas:

	Year Ended
	June 24, 2005	June 25, 2004	June 27, 2003
Sales:
United States	$152,748	$173,755	$144,821
Europe	56,244	33,286	28,649
Asia	15,430	22,321	19,104
Canada	3,619	4,683	5,370
Latin America	9,219	6,873	2,718

Total	$237,260	$240,918	$200,662

Property, Plant, and Equipment:
United States	$20,319	$16,463	$23,072
Europe	609	602	786
Other	605	632	560

Total	$21,533	$17,697	$24,418

C-COR Incorporated

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except share and per share data)

Note 23.    Litigation

Certain former security holders and employees of Convergence.com Corporation, a company that was acquired by the Company in fiscal year 2000, filed claims against the Company in March 2001 alleging violations of state securities laws and certain other state law claims related to a stock option plan. The complaint alleged that the damages suffered by the individuals approximated $2,130, which was based on the number of stock options multiplied by the highest price of the Company’s common stock since the acquisition, and did not take into account the exercise price, which the plaintiffs would have had to pay to the Company if the options were exercised. The complaint also asserted claims for treble damages, an undetermined amount of punitive damages and reimbursement of attorney’s fees.

On January 23, 2004, the Superior Court of Forsyth County, Georgia, granted the Company’s motion for summary judgment in full, thereby dismissing all claims against the Company. In July 2005, the plaintiffs filed a brief in the Georgia Appeals Court to appeal the decision. The Company’s response to the brief was made in August 2005, with oral arguments scheduled for September 2005. The Company will continue to assert its defenses to these claims and will continue to contest them vigorously; however, it cannot be sure that it will be successful in defending these claims in an appeal of the decision.

SeaChange International, Inc. (SeaChange) filed a suit against nCUBE, a business the Company acquired on December 31, 2004. The suit was filed in Federal district court in Delaware on June 13, 2000 for infringement of U.S. Patent No. 5,862,312 entitled Loosely Coupled Mass Storage Computer Cluster (the ‘312 patent). In instituting its infringement claim, SeaChange sought both a permanent injunction and damages in an unspecified amount. The trial began on September 18, 2000 to determine the sole issue of the validity of the ‘312 patent. At the conclusion of the trial on September 25, 2000, the district court entered a judgment that nCUBE infringed the ‘312 patent and that such claims of infringement were not invalid. No monetary damages were awarded. nCUBE appealed the district court’s judgment to the United States Court of Appeals for the Federal Circuit. On June 29, 2005, the Federal Circuit Court decided as a matter of law that the Company did not infringe SeaChange’s patent.

In the opinion of management, the ultimate resolution of the SeaChange suit (if the decision of the Federal Circuit Court described above is appealed by Seachange) and other routine matters will not have a material effect on the Company’s business, its financial position or results of operations.

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.    Controls and Procedures

(a)	Evaluation of disclosure controls and procedures

Our chief executive officer and our chief financial officer have evaluated the effectiveness of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) related to our reporting and disclosure obligations as of June 24, 2005, which is the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are sufficient to provide that material information relating to us, including our consolidated subsidiaries, is (a) made known to them by our other employees and the employees of our consolidated subsidiaries, particularly material information related to the period for which this periodic report is being prepared; and (b) recorded, processed, summarized, evaluated, and reported, as applicable, within the time period specified in the rules and forms promulgated by the Securities and Exchange Commission.

(b)	Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures deteriorates.

We, under the supervision and with the participation of our management, including David A. Woodle, Chief Executive Officer, and William T. Hanelly, Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of June 24, 2005. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

Based on our assessment using those criteria, our management concluded that our internal control over financial reporting was effective as of June 24, 2005.

We have excluded the operations of nCUBE Corporation from our assessment of internal control over financial reporting as of June 24, 2005, because it was acquired by the Company in a purchase business combination during fiscal year 2005. The nCUBE operation’s total assets (excluding goodwill) and total revenues represented $36.8 million and $12.6 million, respectively, included in the Company’s consolidated financial statement amounts as of and for the year ended June 24, 2005.

Our management assessment process and the effectiveness of our internal control over financial reporting as of June 24, 2005 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears on pages 42-43 of this Annual Report on Form 10-K.

(c)	Changes in Internal Controls

There were no changes that occurred during the fiscal quarter ended June 24, 2005 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.    Other Information

None

PART III

Item 10.    Directors and Executive Officers of the Registrant

The information required by this item will be subsequently incorporated herein by reference to the Registrant’s Proxy Statement expected to be dated on or about September 16, 2005.

The information with respect to Executive Officers required by this item is set forth in Part I of this Annual Report on Form 10-K.

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended June 24, 2005, its officers, directors and ten percent shareholders complied with all applicable Section 16(a) filing requirements, with the exception of those filings listed in the Registrant’s Proxy Statement expected to be dated on or about September 16, 2005.

Item 11.    Executive Compensation

The information required by this item will be subsequently incorporated herein by reference to the Registrant’s Proxy Statement expected to be dated on or about September 16, 2005.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be subsequently incorporated herein by reference to the Registrant’s Proxy Statement expected to be dated on or about September 16, 2005.

Item 13.    Certain Relationships and Related Transactions

None

Item 14.    Principal Accountant Fees and Services

The information required by this item will be subsequently incorporated herein by reference to the Registrant’s Proxy Statement expected to be dated on or about September 16, 2005.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a) (1)	Financial Statements

The following financial statements are included in Item 8 of this Annual Report on Form 10-K:

Management’s Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of June 24, 2005 and of June 25, 2004

Consolidated Statements of Operations for the Fiscal Years Ended June 24, 2005, June 25, 2004 and June 27, 2003

Consolidated Statements of Cash Flows for the Fiscal Years Ended June 24, 2005, June 25, 2004 and June 27, 2003

Consolidated Statements of Shareholders’ Equity for the Fiscal Years Ended June 24, 2005, June 25, 2004 and June 27, 2003

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules

Schedules, other than Schedule II—Valuation and Qualifying Accounts, have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(3)	Exhibits

The exhibits to this Annual Report on Form 10-K are listed on the accompanying index to exhibits and are incorporated herein by reference or are filed as part of this Annual Report on Form 10-K.

Each management contract or compensation plan required to be filed as an exhibit is identified by an asterisk (*).

Number	Description of Documents

(2)(a)	Agreement and Plan of Merger dated as of July 2, 2004, by and among Broadband Management Solutions, LLC, BMS Subsidiary, Inc. and Stargus, Inc. (incorporated by reference to the Registrant’s Form 8-K dated July 16, 2004 and filed July 21, 2004).

(2)(b)	Acquisition Agreement dated as of May 14, 2004, by and among the Registrant, Broadband Royalty Corporation and Lantern Communications, Inc. (incorporated by reference to the Registrant’s Form 8-K dated May 28, 2004 and filed June 7, 2004).

(2)(c)	Acquisition Agreement dated as of May 10, 2004, by and among the Registrant, Broadband Management Solutions, LLC, Broadband Royalty Corporation, Alopa Networks, Inc. and Alopa Networks Private Ltd. (incorporated by reference to the Registrant’s Form 8-K dated May 27, 2004 and filed June 7, 2004).

Number	Description of Documents

(2)(d)	Acquisition Agreement dated as of August 27, 2004, by and among the Registrant, Broadband Royalty Corporation and Optinel Systems, Inc. (incorporated by reference to the Registrant’s Form 8-K dated September 3, 2004 and filed September 8, 2004).

(2)(e)	Member Interest Purchase Agreement by and among C-COR Incorporated, Broadband Management Solutions, LLC, nCUBE Corporation and nCUBE SUB, LLC dated as of October 20, 2004 (incorporated by reference to Exhibit 2(1) to the Registrant’s Form 10-Q for the quarter ended September 24, 2004).

(2)(f)	Amendment to Member Interest Purchase Agreement by and among C-COR Incorporated, Broadband Management Solutions, LLC, nCUBE Corporation and nCUBE SUB, LLC dated as of December 30, 2004 (incorporated by reference to Exhibit 2(2) to the Registrant’s Form 8-K dated December 30, 2004 and filed January 6, 2005).

(3)(a)	Amended and Restated Articles of Incorporation of Registrant (the “Articles of Incorporation”) filed with the Secretary of State of the Commonwealth of Pennsylvania on February 19, 1981 (incorporated by reference to Exhibit (3)(a) to Registrant’s Form 10-Q for the quarter ended December 24, 1999).

(3)(b)	Amendment to the Articles of Incorporation of Registrant filed with the Secretary of State of the Commonwealth of Pennsylvania on November 14, 1986 (incorporated by reference to Exhibit (3)(b) to Registrant’s Form 10-Q for the quarter ended December 24, 1999).

(3)(c)	Amendment to the Articles of Incorporation filed with the Secretary of State of the Commonwealth of Pennsylvania on September 21, 1995 (incorporated by reference to Exhibit (3)(c) to Registrant’s Form 10-Q for the quarter ended December 24, 1999).

(3)(d)	Amendment to the Articles of Incorporation filed with the Secretary of State of the Commonwealth of Pennsylvania on July 9, 1999 (incorporated by reference to Exhibit (3)(d) to Registrant’s Form 10-Q for the quarter ended December 24, 1999).

(3)(e)	Statement with Respect to Shares of Series A Junior Participating Preferred Stock filed with the Secretary of State of the Commonwealth of Pennsylvania on August 30, 1999 (incorporated by reference to Exhibit (3)(e) to Registrant’s Form 10-Q for the quarter ended December 24, 1999).

(3)(f)	Amendment to the Articles of Incorporation filed with the Secretary of State of the Commonwealth of Pennsylvania on October 20, 1999 (incorporated by reference to Exhibit (3)(f) to Registrant’s Form 10-Q for the quarter ended December 24, 1999).

(3)(g)	Amendment to Articles of Incorporation filed with the Secretary of State of the Commonwealth of Pennsylvania on December 22, 1999 (incorporated by reference to Exhibit (3)(g) to Registrant’s Form 10-Q for the quarter ended December 24, 1999).

(3)(h)	Amendment to Articles of Incorporation filed with the Secretary of State of the Commonwealth of Pennsylvania and effective on June 26, 2004 (incorporated by reference to Exhibit (3)(h) to Registrant’s Form 10-K for the year ended June 25, 2004).

(3)(i)	Bylaws of Registrant, as amended through September 22, 2000 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended September 29, 2000).

(4)(a)	Specimen of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Form S-8 Registration Statement, File No. 333-49826).

(4)(b)	Rights Agreement, dated as of August 17, 1999, between C-COR.net Corp. and American Stock Transfer and Trust Co., as Rights Agent, including the Form of Statement with Respect to Shares as Exhibit A, the Form of Right Certificate as Exhibit B and the Summary of Rights as Exhibit C (incorporated by Reference to Registrant’s Form 8-K filed on August 30, 1999).

(4)(c)	Indenture, dated as of December 31, 2004 between C-COR Incorporated and Wachovia Bank, National Association, as trustee (incorporated by reference to Exhibit 4(1) to the Registrant’s Form 8-K dated December 30, 2004 and filed January 6, 2005).

Number	Description of Documents

(4)(d)	Form of 3.5% Convertible Senior Unsecured Notes due 2009 (incorporated by reference to Exhibit A of Exhibit 4(1) to the Registrant’s Form 8-K dated December 30, 2004 and filed January 6, 2005).

(10)(a)*	1989 Non-Employee Directors’ Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 28 to Form S-8 Registration Statement, File No. 33-35208).

(10)(b)*	Indemnification Agreement dated February 3, 1992, between the Registrant and Gerhard B. Nederlof (incorporated by reference to Exhibit (10)(gg) to the Registrant’s Form 10-K for the year ended June 26, 1992).

(10)(c)*	Supplemental Retirement Plan Participation Agreement dated April 20, 1993, between the Registrant and Gerhard B. Nederlof (incorporated by reference to Exhibit (10)(bb) to the Registrant’s Form 10-K for the year ended June 25, 1993, Securities and Exchange Commission File No. 0-10726).

(10)(d)*	Registrant’s Retirement Savings and Profit Sharing Plan as Amended July 1, 1989, and including amendments through April 19, 1994 (incorporated by reference to Exhibit 99.B14 to Form S-8 Registration Statement, File No. 333-02505).

(10)(e)*	Registrant’s Supplemental Executive Retirement Plan effective May 1, 1996 (incorporated by reference to Exhibit (10)(ff) to the Registrant’s Form 10-K for the year ended June 28, 1996).

(10)(f)(i)*	1988 Stock Option Plan (incorporated by reference to Exhibit (10)(kk)(i) to the Registrant’s Form 10-K for the year ended June 28, 1996).

(10)(f)(ii)*	Amendment to 1988 Stock Option Plan (incorporated by reference to Exhibit (10)(kk)(ii) to the Registrant’s Form 10-K for the year ended June 28, 1996).

(10)(g)(i)*	1992 Stock Purchase Plan (incorporated by reference to Exhibit (10)(ll)(i) to the Registrant’s Form 10-K for the year ended June 28, 1996).

(10)(g)(ii)*	Amendment to 1992 Stock Purchase Plan (incorporated by reference to Exhibit (10)(ll)(ii) to the Registrant’s Form 10-K for the year ended June 28, 1996).

(10)(h)*	C-COR Incorporated Amended and Restated Incentive Plan (incorporated by reference to Registrant’s Definitive Proxy Statement filed September 8, 2004).

(10)(i)*	Form of Change of Control Agreement (Registrant has entered into ten of such agreements with Douglas W. Engerman, Ken Wright, John O. Caezza, Mary G. Beahm, Gerhard B. Nederlof, Joseph, E. Zavacky, Mitchell L. Berman, Stephen T. Gropp, David E. Levitan, and Michael J. Pohl, respectively) (incorporated by reference to Exhibit (10)(bb) to the Registrant’s Form 10-K for the year ended June 30, 2000).

(10)(j)*	First Amendment to Amended and Restated Change of Control Agreement, dated November 13, 2002, between the Registrant and William T. Hanelly (incorporated by reference to the Registrant’s Form 10-Q dated December 27, 2002, and filed on February 10, 2003).

(10)(k)*	Third Amended and Restated Employment Agreement dated June 15, 2003, between the Registrant and David A. Woodle (incorporated by reference to Exhibit (10)(bb) to the Registrant’s Form 10-K for the year ended June 27, 2003).

(10)(l)(i)	Assignment of Claim Agreement, dated as of October 28, 2003, by and among C-COR.net Corp., in its own capacity and as successor by merger with Philips Broadband Networks, Inc., Broadband Network Services, Inc. and Satellite Asset Management, L.P. (incorporated by reference to Exhibit (10)(1) to the Registrant’s Form 10-Q for the quarter ended December 26, 2003).

Number	Description of Documents

(10)(l)(ii)	Escrow Agreement, dated as of October 28, 2003, by and among C-COR.net Corp., in its own capacity and as successor by merger with Philips Broadband Networks, Inc., Broadband Network Services, Inc. and Satellite Asset Management, L.P. (incorporated by reference to Exhibit (10)(2) to the Registrant’s Form 10-Q for the quarter ended December 26, 2003).

(10)(m)*	Form of Indemnification Agreement (Registrant has entered into ten of such agreements with Douglas W. Engerman, Ken Wright, John O. Caezza, William T. Hanelly, Mary G. Beahm, Joseph, E. Zavacky, Mitchell L. Berman, Stephen T. Gropp, David E. Levitan, and Michael J. Pohl, respectively). (incorporated by reference to Exhibit (10)(p) to the Registrants Form 10-K for the year ended June 25, 2004).

(10)(n)*	Form of Supplemental Retirement Plan (Registrant has entered into nine of such agreements with Douglas W. Engerman, Ken Wright, John O. Caezza, William T. Hanelly, Mary G. Beahm, Joseph E. Zavacky, Stephen T. Gropp, David E. Levitan, and Michael J. Pohl, respectively). (incorporated by reference to Exhibit (10)(q) to the Registrants Form 10-K for the year ended June 25, 2004).

(10)(o)*	Fiscal Year 2005 Profit Incentive Plan (PIP)—Employees. (incorporated by reference to Exhibit (10)(r) to the Registrants Form 10-K for the year ended June 25, 2004).

(10)(p)*	Fiscal Year 2005 Profit Incentive Plan (PIP)—Executive Management. (incorporated by reference to Exhibit (10)(s) to the Registrants Form 10-K for the year ended June 25, 2004).

(10)(q)	Revolving Line of Credit Facility with Citizens Bank, dated as of November 5, 2004 (incorporated by reference to the Registrant’s Form 8-K dated November 5, 2004 and filed November 17, 2004).

(10)(r)*	Offer Letter for Michael J. Pohl, effective January 1, 2005 (incorporated by reference to the Registrant’s Form 8-K dated December 30, 2004 and filed January 6, 2005).

(10)(s)*	Compensatory Arrangement with the Board of Directors and Certain Named Executive Officers 2004 (incorporated by reference to the Registrant’s Form 10-Q dated December 24, 2004 and filed February 2, 2004).

(10)(t)*	Fiscal Year 2006 Profit Incentive Plan (PIP)—Employees.

(10)(u)*	Fiscal Year 2006 Profit Incentive Plan (PIP)—Executive Management.

(21)	Subsidiaries of the Registrant.

(23)	Consent of Independent Registered Public Accounting Firm.

(31)(1)	Rule 13a-14(a) and 15d-14(a) Certification of Chief Executive Officer.

(31)(2)	Rule 13a-14(a) and 15d-14(a) Certification of Chief Financial Officer.

(32)(1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32)(2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

All exhibits listed herein and not otherwise incorporated by reference to reports or registration statements of the Registrant were filed with the Registrant’s report on Form 10-K for the fiscal ended June 24, 2005. Such exhibits are incorporated herein by reference and made a part hereof.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

C-COR Incorporated
(Registrant)

/S/ DAVID A. WOODLE
Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 7th day of September 2005.

/S/ DAVID A. WOODLE
Director, Chairman

/S/ MICHAEL J. FARRELL	/S/ ANTHONY A. IBARGÜEN
Director	Director

/S/ RODNEY M. ROYSE	/S/ JOHN J. OMLOR
Director	Director

/S/ I.N. RENDALL HARPER, JR.	/S/ JAMES E. CARNES
Director	Director

/S/ LANCE T. SHANER	/S/ JAMES J. TIETJEN
Director	Director

/S/ STEVEN B. FINK	/S/ WILLIAM T. HANELLY
Director	Chief Financial Officer, Secretary and Treasurer (principal financial officer)
/S/ JOSEPH E. ZAVACKY
Controller and Assistant Secretary (principal accounting officer)

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

COL. A	COL. B	COL. C
		ADDITIONS
DESCRIPTION	Balance at Beginning of Period	Charged to Cost and Expenses	Charged to Other Accounts- Describe
Year ended June 24, 2005
Reserves deducted from assets to which they apply:
Allowance for Doubtful Accounts	$3,204,000	$(937,000)	$1,190,000	(2)

Year ended June 25, 2004
Reserves deducted from assets to which they apply:
Allowance for Doubtful Accounts	$4,063,000	$(322,000)	$—

Year ended June 27, 2003
Reserves deducted from assets to which they apply:
Allowance for Doubtful Accounts	$3,428,000	$(125,000)	$750,000	(2)
Allowance for Notes Receivable	1,300,000	(800,000)	—

	$4,728,000	$(925,000)	$750,000

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

COL. A	COL. D		COL. E
DESCRIPTION	Deductions- Describe		Balance at End of Period
Year ended June 24, 2005
Reserves deducted from assets to which they apply:
Allowance for Doubtful Accounts	$472,000	(1)	$2,985,000

Year ended June 25, 2004
Reserves deducted from assets to which they apply:
Allowance for Doubtful Accounts	$537,000	(1)	$3,204,000

Year ended June 27, 2003
Reserves deducted from assets to which they apply:
Allowance for Doubtful Accounts	$(10,000	)(1)	$4,063,000
Allowance for Notes Receivable	500,000	(1)	—

	$490,000		$4,063,000

(1)	Uncollectible accounts and note receivable written off, net of recoveries and foreign exchange translation effects.
(2)	Allowance related to acquired operations.