Form 10-Q
period 2005-09-23
C-COR INC
filed 2005-11-02
CIK 350621

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the thirteen-week period ended: September 23, 2005

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

Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.05 Par Value – 47,863,815 shares as of October 19, 2005.

C-COR Incorporated

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

C-COR Incorporated:

We have reviewed the condensed consolidated balance sheet of C-COR Incorporated and subsidiaries as of September 23, 2005, and the related condensed consolidated statements of operations and cash flows for the thirteen-week periods ended September 23, 2005 and September 24, 2004. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

As discussed in Note 3 to the condensed consolidated financial statements, the Company changed its method of accounting for stock based compensation effective June 25, 2005.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of C-COR Incorporated and subsidiaries as of June 24, 2005, and the related consolidated statements of operations, cash flows, and shareholders’ equity for the year then ended (not presented herein); and in our report dated September 7, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of June 24, 2005, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Harrisburg, Pennsylvania

November 2, 2005

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

C-COR Incorporated

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	September 23, 2005	June 24, 2005
ASSETS
Current assets
Cash and cash equivalents	$38,805	$43,320
Restricted cash	3,096	3,690
Marketable securities	4,472	9,327
Accounts receivable, net	41,393	52,148
Unbilled receivables	4,611	1,592
Inventories	34,826	41,628
Deferred costs	8,594	6,826
Other current assets	4,912	5,563

Total current assets	140,709	164,094
Property, plant, and equipment, net	22,060	21,533
Goodwill	132,148	131,963
Other intangible assets, net	13,198	14,714
Deferred taxes	1,216	1,449
Other long-term assets	4,119	4,002

Total assets	$313,450	$337,755

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$23,968	$36,332
Accrued liabilities	23,110	25,299
Deferred revenue	17,768	14,887
Deferred taxes	1,569	1,339
Current portion of long-term debt	152	162

Total current liabilities	66,567	78,019
Long-term debt, less current portion	35,583	35,617
Deferred revenue	2,666	3,111
Deferred taxes	552	478
Other long-term liabilities	3,999	3,491

Total liabilities	109,367	120,716

Commitments and contingencies
Shareholders’ equity
Preferred stock, no par value; authorized shares of 2,000,000; none issued	—	—
Common stock, $.05 par; authorized shares of 100,000,000; issued shares of 51,507,796 as of September 23, 2005 and 51,394,422 as of June 24, 2005	2,575	2,570
Additional paid-in capital	379,908	378,334
Accumulated other comprehensive income	5,511	5,387
Unearned compensation	—	(161)
Accumulated deficit	(149,568)	(134,741)
Treasury stock at cost, 3,645,114 shares as of September 23, 2005 and 3,645,716 shares as of June 24, 2005	(34,343)	(34,350)

Shareholders’ equity	204,083	217,039

Total liabilities and shareholders’ equity	$313,450	$337,755

See notes to condensed consolidated financial statements.

C-COR Incorporated

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended
	September 23, 2005	September 24, 2004
Net sales:
Products	$40,783	$44,811
Services	12,056	15,197
Content and operations management systems	10,655	2,091

Total net sales	63,494	62,099

Cost of sales:
Products	26,649	27,258
Services	10,731	12,072
Content and operations management systems	4,485	1,090
Excess and obsolete inventory charge	6,114	—

Total cost of sales	47,979	40,420

Gross margin	15,515	21,679

Operating expenses:
Selling and administrative	17,183	11,951
Research and product development	10,600	7,330
Amortization of intangibles	1,516	1,146
Acquired in-process technology charge	—	1,850
Restructuring charge	383	—

Total operating expenses	29,682	22,277

Loss from operations	(14,167)	(598)
Other income (expense), net:
Interest expense	(320)	(19)
Investment income	306	299
Foreign exchange loss	(134)	(257)
Other income, net	67	49

Loss before income taxes	(14,248)	(526)
Income tax expense	580	518

Net loss	$(14,828)	$(1,044)

Net loss per share:
Basic	$(0.31)	$(0.02)
Diluted	$(0.31)	$(0.02)
Weighted average common shares and common share equivalents:
Basic	47,804	43,034
Diluted	47,804	43,034

See notes to condensed consolidated financial statements.

C-COR Incorporated

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Thirteen Weeks Ended
	September 23, 2005	September 24, 2004
Operating Activities:
Net loss	$(14,828)	$(1,044)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,174	2,999
Stock-based compensation	1,213	40
Acquired in-process technology charge	—	1,850
Other, net	399	25
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	7,840	(5,501)
Inventories	6,749	2,972
Accounts payable	(12,412)	(3,742)
Accrued liabilities	783	(4,582)
Deferred income taxes	534	(9)
Other	(1,052)	(665)

Net cash used in operating activities	(7,600)	(7,657)

Investing Activities:
Purchase of property, plant, and equipment	(2,260)	(1,218)
Proceeds from sale of property, plant, and equipment	27	—
Proceeds from the sale of marketable securities and other short-term investments	9,707	8,796
Purchase of marketable securities and other short-term investments	(4,828)	(3,892)
Acquisitions, net of cash acquired	(23)	(26,058)

Net cash provided by (used in) investing activities	2,623	(22,372)

Financing Activities:
Payment of debt and capital lease obligations	(39)	(41)
Proceeds from issuance of common stock to employee stock purchase plan	56	29
Proceeds from exercise of stock options and stock warrants	471	135
Issuance of treasury stock	8	—

Net cash provided by financing activities	496	123

Effect of exchange rate changes on cash	(34)	82

Decrease in cash and cash equivalents	(4,515)	(29,824)
Cash and cash equivalents at beginning of period	43,320	63,791

Cash and cash equivalents at end of period	$38,805	$33,967

Supplemental cash flow information:
Non-cash investing and financing activities
Fair value adjustment of available-for-sale securities	$23	$62

See notes to condensed consolidated financial statements

C-COR Incorporated

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and, in the opinion of management of C-COR Incorporated (the Company), contain all adjustments (consisting only of normal, recurring adjustments except as noted) necessary to fairly present the Company’s consolidated financial position as of September 23, 2005 and the consolidated results of operations for the thirteen-week periods ended September 23, 2005 and September 24, 2004. Operating results for the thirteen-week period ended September 23, 2005 are not necessarily indicative of the results that may be expected for the year ending June 30, 2006 due to the cyclical nature of the industry in which the Company operates, timing of recognizing revenues from the sale of certain content management and operational support software systems, fluctuations in currencies related to intercompany foreign currency transactions where settlement is anticipated, and changes in overall conditions that could affect the carrying value of the Company’s assets and liabilities. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the fiscal year ended June 24, 2005 (fiscal year 2005).

2.	DESCRIPTION OF BUSINESS

The Company is a global provider of integrated network solutions that include access and transport products, technical services and content and operations management systems for broadband networks. The Company operates in three industry segments: C-COR Access and Transport, C-COR Network Services, and C-COR Solutions.

The C-COR Access and Transport segment is responsible for the development, management, production, support and sale of network infrastructure products, including the Company’s amplitude modulation headend/hub optical platform and line of optical nodes, a full offering of radio frequency amplifiers, digital video systems, and high quality, high capacity transport platforms for multiservice, packet-based networks.

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

For additional information regarding the Company’s reporting segments, see Note 15.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and financial reporting policies of the Company are in conformity with U.S. generally accepted accounting principles. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Management has discussed the development and selection of the Company’s critical accounting estimates with the Audit Committee of the Company’s Board of Directors and the Audit Committee has reviewed the Company’s related disclosures. A detailed description of the Company’s significant accounting policies is set forth below and in the Notes to Consolidated Financial Statements in the Company’s Form 10-K for fiscal year 2005, as filed with the United States Securities and Exchange Commission.

During the thirteen-week period ended September 23, 2005, a change was made to the Company’s critical accounting policies due to its adoption of SFAS No. 123R, “Share Based Payment” (Statement 123R) as of June 25, 2005, which requires the Company to measure compensation cost for all outstanding unvested share-based awards at fair value and recognize compensation over the service period for awards expected to vest. The estimation of stock awards that will ultimately vest requires judgment and, to the extent actual results differ from the Company’s estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. The Company considers many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results may differ substantially from these estimates.

Accounting for Employee Stock Award Plans

Prior to June 25, 2005, the Company accounted for employee stock option plans based on the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees,” and related Interpretations and had adopted the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation” (Statement 123), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” (Statement 148). Accordingly, compensation cost for stock options was measured as the excess, if any, of the quoted market price of the Company’s stock at the grant date over the amount an employee must pay to acquire the stock. Stock options granted by the Company to employees and directors were generally at a price not less than 100% of the fair market value of such shares on the date of grant.

In December 2004, Statement 123 was revised. The Financial Accounting Standards Board (FASB) issued Statement 123R to require that compensation cost relating to share-based payment transactions be recognized in all financial statements. As of June 25, 2005, the Company adopted Statement 123R using the modified prospective method, which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options was determined using the Black-Scholes valuation model, which is consistent with the Company’s valuation techniques previously utilized for stock options in footnote disclosures required under Statement 123, as amended by Statement 148. Under Statement 123R, Such fair value is recognized as expense over the service period, net of estimated forfeitures.

Effect of Adoption of Statement 123R

Statement 123R resulted in a change in the Company’s method of measuring and recognizing the fair value of stock options and estimation of forfeitures for all unvested awards. Prior to the adoption of Statement 123R, the Company used the nominal vesting period approach for retirement eligible employees. Using this approach, the Company included in its Statement 123 disclosures compensation cost for share-based awards granted prior to June 25, 2005 over the stated vesting period for retirement eligible employees and, if an employee retired before the end of the vesting period, the Company included any remaining unrecognized compensation cost at the date of retirement. For stock options granted prior to April 13, 2004, employees were retirement eligible when employed by the Company for at least five years and were at least 55 years old. For stock options granted on or after April 13, 2004, employees are retirement eligible when employed by the Company for at least five years and have a combination of age and service of sixty years or greater.

As a result of adopting Statement 123R, the Company has changed its approach for recognizing compensation expense for new share-based awards granted to retirement eligible employees. For all share-based awards granted on or after June 25, 2005, Statement 123R requires that the Company use the non-substantive vesting period approach to recognize compensation cost for retirement eligible employees over the period from the date of grant to the date retirement eligibility is achieved, if that is expected to occur during the nominal vesting period. Therefore, the Company recognized compensation expense of $338 during the period ended September 23, 2005 related to retirement eligible employees for awards granted subsequent to the adoption date of Statement 123R. Had the Company also applied the non-substantive vesting period approach to awards granted prior to the adoption date, compensation expense would have been $85 lower for the period ended September 23, 2005.

The adoption of Statement 123R resulted in no cumulative effect of change in accounting principal, as of the date of adoption.

Classification of Stock-based Compensation Expense

On March 29, 2005, the Securities and Exchange Commission published Staff Accounting Bulletin No. 107 (SAB 107), which provides the Staff’s views on a variety of matters relating to stock-based payments. SAB 107 requires stock-based compensation to be classified in the same expense line items as cash compensation. Information about stock-based compensation included in the results of operations for the thirteen-week periods ended September 23, 2005 and September 24, 2004 is as follows:

	Thirteen Weeks Ended
	September 23, 2005	September 24, 2004
Stock-based compensation, included in:
Cost of Sales	$124	$—
Operating Expenses:
Selling and administrative	875	40
Research and product development	214	—

	1,089	40

Total	$1,213	$40

Tax Effect related to Stock-based Compensation Expense

Statement 123R provides that income tax effects of share-based payments are recognized in the financial statements for those awards which will normally result in tax deductions under existing tax law. Under current U.S. federal tax law, C-COR would receive a compensation expense deduction related to non-qualified stock options only when those options are exercised and vested shares are received. Accordingly, the financial statement recognition of compensation cost for non-qualified stock options creates a deductible temporary difference which results in a deferred tax asset and a corresponding deferred tax benefit in the income statement.

As discussed in Note 13, management has evaluated the deferred tax assets and, based on all available evidence, determined that it is more likely than not that some portion or all of the deferred tax asset will not be realized. Therefore, the Company has recognized a valuation allowance against substantially all deferred tax assets. The valuation allowance has the effect of eliminating the deferred tax benefit in the condensed consolidated statement of operations. Consequently, the Company did not recognize any net income tax benefit related to share based compensation expense for the thirteen-week period ended September 23, 2005.

Valuation Assumptions for Stock Options Granted in the Thirteen-Week Period Ended September 23, 2005

The fair value of each stock option granted during the thirteen-week period ended September 23, 2005 was estimated at the date of grant using a Black-Scholes closed form option-pricing model (Black-Scholes), assuming no dividends and using the following valuation assumptions:

Expected Term	4.2 years
Risk-free Interest Rate	3.75%
Range of Expected Volatility	46.1% - 81%
Weighted Average Expected Volatility	63.5%

The option term of each award granted is based on the Company’s historical and expected experience of employees’ exercise behavior. Expected volatilities are based on implied volatilities from recently traded options on the Company’s common stock, historical volatility of the Company’s common stock, and other factors, such as expected changes in volatility arising from planned changes in the Company’s business operations. The weighted average expected volatility was weighted evenly for both implied and historical volatility. Risk free interest rate reflects the yield on the zero coupon U.S. Treasury in affect at the time of grant based on the expected term of the option.

The above assumptions were used to determine the weighted average per share fair value of $3.59 for stock options granted during the period ended September 23, 2005.

Fair Value Disclosures — Prior to Statement 123R Adoption

Prior to June 25, 2005, the Company accounted for stock-based awards under the intrinsic value method, which followed the recognition and measurement principles of APB 25, and related Interpretations. The intrinsic value method of accounting resulted in compensation expense for stock options to the extent option exercise prices were set below market prices on the date of grant. To the extent stock awards were forfeited prior to vesting, the corresponding previously recognized expense was reversed as an offset to operating expenses.

Had the Company adopted Statement 123R for the thirteen week period ended September 24, 2004, the impact of that standard would have approximated the impact of Statement 123 in the disclosure of proforma net loss and net loss per share described as follows:

Thirteen Weeks Ended September 24, 2004
Net loss, as reported	$(1,044)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects if applicable	40
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects if applicable	(1,271)

Pro forma net loss	$(2,275)

Net loss per share:
Basic – as reported	$(0.02)
Basic – pro forma	$(0.05)
Diluted – as reported	$(0.02)
Diluted – pro forma	$(0.05)

The fair values for stock options granted during the thirteen-week period ended September 24, 2004 were estimated at the dates of grant using the Black-Scholes option pricing model with the following valuation assumptions:

Risk-free interest rate	3.24%
Expected dividend yield	0.00%
Expected stock price volatility factor	91.5%
Weighted average expected life of stock options	4 years

The per share weighted-average fair values of stock options granted during the thirteen-week period ended September 24, 2004 was $5.45.

Statement of Cash Flows Impact of SFAS 123R

Prior to the adoption of SFAS 123R, cash retained as a result of tax deductions relating to stock-based compensation was presented in operating cash flows, along with other tax cash flows, in accordance with the provisions of the Emerging Issues Task Force (“EITF”) Issue No. 00-15, “Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option.” SFAS 123R supersedes EITF 00-15, amends SFAS 95, “Statement of Cash Flows,” and requires tax benefits relating to excess stock-based compensation deductions to be prospectively presented in the statement of cash flows as financing cash inflows. Management is in the process of evaluating the amount of excess stock-based compensation deductions included in additional paid-in capital. Therefore, no amounts have been presented as excess tax benefits in the statement of cash flows for the period ended September 23, 2005.

Cash received from stock option exercises for the thirteen-week period ended September 23, 2005 was $471. Due to the Company’s available net operating loss carryforwards, no tax benefit was realized in the current period from these stock option exercises.

For additional information regarding the Company’s stock award plans and the related share-based compensation, see Note 16.

Recent Accounting Pronouncements

In March 2005, the Financial Accounting Standards Board (FASB) published FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47), which will result in (a) more consistent recognition of liabilities relating to asset retirement obligations, (b) more information about expected future cash outflows associated with those obligations, and (c) more information about investments in long-lived assets because additional asset retirement costs will be recognized as part of the carrying amounts of the assets. FIN 47 clarifies that the term conditional asset retirement obligation as used in SFAS No. 143, “Accounting for Asset Retirement Obligations”, refers to a legal obligation to perform an asset retirement activity in which the time and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Uncertainty about the time and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Retrospective application of interim financial information is permitted but is not required. Early adoption of FIN 47 is encouraged. The Company has not determined whether it will adopt FIN 47 early but does not expect the adoption to have a significant adverse effect on its financial position or results of operations.

4.	RESTRUCTURING COSTS

In fiscal year 2005, the Company implemented restructuring initiatives to improve the Company’s operating performance and eliminate redundancies resulting from acquisitions, which included settlement of certain contractual obligations, as well as employee severance and termination benefits for 74 employees related to closing the Company’s Pleasanton, California location, and transitioning the Company’s manufacturing operation in Klagenfurt, Austria to a contract manufacturer in the region. For the thirteen-week period ended September 23, 2005, the Company recorded $383 of restructuring charges, representing employee termination benefits, relocation charges, and costs for contractual obligations associated with these restructuring activities.

The following table provides detail on the activity and remaining restructuring accrual balance by category as of September 23, 2005.

	Restructuring Accrual at June 24, 2005	Restructuring Charges in Fiscal Year 2006	Net Cash Paid	Restructuring Accrual at September 23, 2005
Employee severance and termination benefits	$228	$324	$(473)	$79
Contractual obligations and other	—	59	(59)	—

Total	$228	$383	$(532)	$79

Amounts accrued as of September 23, 2005 for employee severance will be paid out over bi-weekly periods through the second quarter of fiscal year 2006.

5.	MARKETABLE SECURITIES

Marketable securities as of September 23, 2005 and June 24, 2005 consisted of the following:

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
September 23, 2005:
Available-for-sale
Corporate obligations	$2,805	$—	$(2)	$2,803
Municipal securities	1,635	—	—	1,635
Collateralized mortgage obligations	24	—	—	24
Equity securities	9	1	—	10

Total classified as current assets	$4,473	$1	$(2)	$4,472

Available-for-sale:
Mutual funds	$9	$—	$—	$9
Corporate obligations	65	—	(1)	64
Equity securities	141	24	—	165
Trading:
Mutual funds	1,284	188	—	1,472

Total classified as non-current assets	$1,499	$212	$(1)	$1,710

June 24, 2005:
Available-for-sale
Corporate obligations	$6,867	$—	$(19)	$6,848
Municipal securities	1,700	—	—	1,700
Collateralized mortgage obligations	770	—	—	770
Equity securities	8	1	—	9

Total classified as current assets	$9,345	$1	$(19)	$9,327

Available-for-sale:
Mutual funds	$24	$6	$—	$30
Corporate obligations	66	—	(1)	65
Equity securities	117	13	—	130
Certificate of deposits	8	—	—	8
Trading:
Mutual funds	1,222	149	—	1,371

Total classified as non-current assets	$1,437	$168	$(1)	$1,604

The fair value of investments in debt securities at September 23, 2005 by contractual maturities is shown below. These debt securities, which are classified as available-for-sale, include corporate obligations and municipal securities.

September 23, 2005
Due in one year or less	$2,823
Due in one year through five years	44
Due in greater than ten years	1,635
Collateralized mortgage obligations	24

Total	$4,526

The Company’s investments in municipal securities that are classified above as due in greater than ten years have a put option which enables the Company to put back the securities to the issuer for full principal and any accrued interest with seven days’ notice.

The Company periodically reviews its investment securities classified as available-for-sale for potential impairment and records impairment in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” This includes a review of the fair value of each investment security in relation to its book value, the current grade of the security, and other significant events. Based on management’s review, no investment securities were determined to be other than temporarily impaired and, as a result, no impairment charges were recorded in the thirteen-week period ended September 23, 2005.

The following table shows the gross unrealized losses and fair values of the Company’s investments in individual securities that have been in a continuous unrealized loss position deemed to be temporary for less than 12 months, aggregated by investment category, at September 23, 2005.

	Fair Value	Unrealized Loss
Corporate obligations	$2,823	$(2)

Total	$2,823	$(2)

The following table shows the gross unrealized losses and fair values of the Company’s investments in individual securities that have been in a continuous unrealized loss position deemed to be temporary for more than 12 months, aggregated by investment category, at September 23, 2005.

	Fair Value	Unrealized Loss
Corporate obligations	$44	$(1)

Total	$44	$(1)

6.	INVENTORIES

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an Amendment of ARB No. 43 Chapter 4” (Statement 151). Statement 151 requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling be recognized as current-period charges rather than being included in inventory regardless of whether the costs meet the criterion of abnormal as defined in ARB 43. In addition, Statement 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company adopted Statement 151 on June 25, 2005 and the adoption did not have a material impact on the Company’s financial condition or results of operation during the quarter ended September 23, 2005.

Inventories include material, labor and overhead and are stated at the lower of cost or market. Cost is determined on the first-in, first-out method. Inventories as of September 23, 2005 and June 24, 2005 consisted of the following:

	September 23, 2005	June 24, 2005
Finished goods	$7,852	$10,616
Work-in-process	4,369	5,041
Raw materials	22,605	25,971

Total inventories	$34,826	$41,628

During the thirteen-week period ended September 23, 2005, the Company recorded a $6,114 write-down in inventory of certain transport product lines associated with the C-COR Access and Transport segment, based on management’s assessment of market conditions for these product lines.

7.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill was $132,148 and $131,963 as of September 23, 2005 and June 24, 2005, respectively. As of September 23, 2005 and June 24, 2005, goodwill was allocated by segment as follows:

	September 23, 2005	June 24, 2005
C-COR Access and Transport:
United States	$16,816	$16,696
Europe	6,829	6,767
Asia	969	982

	24,614	24,445
C-COR Solutions:
United States	99,872	99,850
Europe	325	329
Asia	360	362

	100,557	100,541
C-COR Network Services:
United States	6,977	6,977

Total	$132,148	$131,963

During the thirteen-week period ended September 23, 2005, goodwill increased $185 of which $120 related to an earn-out payment associated with the acquisition of Optinel Systems, Inc, $23 related to direct acquisition costs and $42 related to fluctuations in foreign currency rates used to translate the goodwill related to foreign subsidiaries at the balance sheet date.

Other intangible assets as of September 23, 2005 and June 24, 2005 consisted of the following:

	September 23, 2005	June 24, 2005
Cost of intangibles:
Purchased technology	$18,400	$18,400
Customer relationships	5,010	5,010
Covenants not-to-compete	860	860
Patents and trademarks	1,200	1,200

Total cost of intangibles	25,470	25,470

Less accumulated amortization:
Purchased technology	(6,945)	(5,843)
Customer relationships	(3,490)	(3,160)
Covenants not-to-compete	(637)	(553)
Patents and trademarks	(1,200)	(1,200)

Total accumulated amortization	(12,272)	(10,756)

Total other intangible assets, net	$13,198	$14,714

8.	LETTER OF CREDIT AGREEMENT

On November 5, 2004, the Company entered into a credit agreement (the “Agreement”) with a bank for a $10,000 revolving letter of credit facility. Under the Agreement, the $10,000 may be used solely for the issuance of letters of credit which must be fully cash collateralized at the time of issuance. The Company is required to maintain with the bank cash collateral of 102% of the amount that can be drawn on the issued letters of credit. This collateral can be drawn on upon the occurrence of any event of default under the Agreement. The Agreement contains standard event of default provisions, but no financial covenants. The Agreement is committed through November 4, 2005, and the Company is in the process of renewing the facility. The applicable margin under the Agreement is 0.65%, payable quarterly in arrears. In the event that a letter of credit is drawn upon, the interest rate for any unreimbursed drawing is the bank’s floating prime rate.

As of September 23, 2005, the aggregate amount of letters of credit issued under the Agreement was $3,009. A cash compensating balance of $3,096 (includes interest earned on account) is maintained to secure the letters of credit. The cash compensating balance is classified as part of restricted cash on the condensed consolidated balance sheet.

9.	LONG-TERM DEBT

On December 31, 2004, the Company issued $35,000 of its 3.5% senior unsecured convertible notes (the “Notes”) due on December 31, 2009 in a private placement as part of the consideration for the acquisition of nCUBE Corporation. The Notes are unsecured senior obligations of the Company, equal in right of payment to all of the Company’s existing and future senior unsecured indebtedness and senior in right of payment to any of the Company’s future subordinated indebtedness. In addition, the Notes are effectively subordinated to any of the Company’s existing and future secured indebtedness to the extent of the assets securing such indebtedness and structurally subordinated to the indebtedness and other liabilities of the Company’s subsidiaries. Interest on the Notes is payable semi-annually at the annual rate of 3.5% on June 30 and December 30. Each Note may be converted by the holder, at its option, into shares of the Company’s common stock at a conversion rate of 81.0905 shares per one thousand dollars of principal amount of the Note (as may be adjusted upon the occurrence of certain specified events), for an aggregate of 2,838,168 potential common shares. The Notes are convertible at any time before the close of business on the maturity date, unless the Company has previously repurchased the Notes.

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

The Notes are classified as a long-term debt on the condensed consolidated balance sheet as of September 23, 2005. The Company had incurred debt issuance costs of $37 as of September 23, 2005, which are being amortized to earnings on a straight-line basis over the life of the Notes. The principal balance of the Notes at September 23, 2005 and June 24, 2005 was $34,993 and $34,992, respectively.

The Company obtained $1,952 of funding through the Pennsylvania Industrial Development Authority (PIDA) for 40% of the cost of the expansion of the Company’s facility in State College, Pennsylvania. The PIDA borrowing has an annual interest rate of 2%. Monthly payments of principal and interest of $13 are required through 2010. Certain property, plant, and equipment collateralize the borrowing. The principal balance at September 23, 2005 and June 24, 2005, was $728 and $762, respectively.

10.	ACCRUED LIABILITIES

Accrued liabilities as of September 23, 2005 and June 24, 2005 consisted of the following:

	September 23, 2005	June 24, 2005
Accrued vacation expense	$4,057	$4,170
Accrued salary expense	2,619	4,597
Accrued salary benefits	881	891
Accrued sales tax expense	591	840
Accrued warranty expense	5,972	6,575
Accrued workers’ compensation expense	812	616
Accrued restructuring costs	79	228
Accrued income taxes payable	1,042	1,007
Accrued other	7,057	6,375

	$23,110	$25,299

11.	NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding and potential common shares outstanding. Potential common shares result from the assumed exercise of outstanding stock options and warrants having a dilutive effect, calculated under the treasury stock method using the average market price for the period, and from the potential conversion of the Notes, calculated under the if-converted method. In addition, in computing the dilutive effect of the convertible debt, the net income (loss) is adjusted to add back the after-tax amount of interest and amortized debt issuance costs recognized in the period associated with the convertible debt. Any potential shares that are antidilutive are excluded from the effect of dilutive securities.

Net loss per share is calculated as follows:

	Thirteen Weeks Ended
	September 23, 2005	September 24, 2004
Basic net loss per share:
Net loss	$(14,828)	$(1,044)

Weighted average common shares outstanding	47,804,036	43,034,105
Basic net loss per share	$(0.31)	$(0.02)
Diluted net loss per share:
Net loss	$(14,828)	$(1,044)
Interest and expense related to 3.5% senior unsecured convertible debt	—	—

Loss for purposes of computing diluted net loss per share	$(14,828)	$(1,044)

Weighted average common shares outstanding	47,804,036	43,034,105
Plus:
Effect of stock options and warrants	—	—
3.5% senior unsecured convertible debt	—	—

Weighted average common shares and common share equivalents	47,804,036	43,034,105

Diluted net loss per share:	$(0.31)	$(0.02)

For the thirteen-week period ended September 23, 2005, total potential common shares of 9,090,250, representing 2,838,168 common shares from the assumed conversion of the Notes and 6,252,081 common shares related to stock options and warrants were excluded from the diluted net income (loss) per share calculation because they were antidilutive. For the thirteen-week period ended September 24, 2004, stock options and warrants representing 5,441,661 common shares were excluded from the diluted net loss per share calculation because they were antidilutive.

12.	COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive income, net of tax, if applicable, are as follows:

	September 23, 2005	June 24, 2005
Unrealized gain (loss) on marketable securities	$22	$(1)
Foreign currency translation gain	5,489	5,388

Accumulated other comprehensive income	$5,511	$5,387

The components of comprehensive loss for the thirteen-week periods ended September 23, 2005 and September 24, 2004 are as follows:

	Thirteen Weeks Ended
	September 23, 2005	September 24, 2004
Net loss	$(14,828)	$(1,044)
Other comprehensive income:
Unrealized gain on marketable securities	23	62
Foreign currency translation gain	101	377

Other comprehensive gain	124	439

Comprehensive loss	$(14,704)	$(605)

The Company accounts for certain intercompany loans that are denominated in various foreign currencies as being permanent in nature, as settlement is not planned or anticipated in the foreseeable future. As such, foreign currency translation gains and losses related to these loans are excluded from net income (loss) and reported as a component of other comprehensive income.

13.	INCOME TAXES

The Company determines income taxes for each of the jurisdictions in which it operates. This involves estimating the Company’s actual current income tax payable and assessing temporary differences resulting from differing treatment of items, such as reserves and accruals, for tax and accounting purposes. Earnings of foreign operations are reinvested in the business and no provision for domestic income tax or foreign withholding tax is made on such earnings until distributed. Deferred taxes arise due to temporary differences in the bases of assets and liabilities and from net operating loss and tax credit carryforwards. In general, deferred tax assets represent future tax benefits to be received when certain expenses previously recognized in the Company’s statement of operations become deductible expenses under applicable income tax laws or net operating loss or tax credit carryforwards are utilized. Accordingly, realization of deferred tax assets is dependent on future taxable income against which these deductions, net operating losses and tax credits can be utilized. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Historical operating losses, scheduled reversals of deferred tax liabilities, projected future taxable income and tax planning strategies are considered in making this assessment.

Management concluded during the third quarter of fiscal year 2003 that a valuation allowance against net deferred tax assets was appropriate, primarily as a result of the cumulative losses during fiscal years 2001, 2002 and 2003, and recorded a valuation allowance as of that date. The Company expects to maintain the valuation allowance on deferred tax assets until a level of profitability is achieved and sustained in the applicable tax jurisdictions that demonstrates it is more likely than not that the Company will be able to realize all or part of the deferred tax assets. As of September 23, 2005, a valuation allowance on substantially all of the deferred tax assets remains, except in certain foreign jurisdictions where the Company is profitable. Income tax expense for the thirteen-week period ended September 23, 2005 arose primarily from the recognition of valuation allowance during the period. Income tax expense for the thirteen-week period ended September 23, 2005 also included deferred taxes and current taxes paid or payable in those foreign jurisdictions where the Company is profitable.

Under recent changes in United States tax law, the American Jobs Creation Act of 2004 provides, under certain circumstances, for an 85% dividends received deduction for qualified cash dividends received from controlled foreign corporations if the funds are reinvested in the U.S. The deduction can result in a much lower rate of U.S. tax on those earnings than the U.S. statutory rate of 35%. The Company has not yet completed its evaluation of the effect of the new tax law on its plans for reinvestment or repatriation of foreign earnings; therefore, it is uncertain whether the Company will repatriate these earnings. If foreign earnings were repatriated, the effect would likely be to reduce the Company’s U.S. net operating loss carryforwards and corresponding valuation allowance, provide foreign tax credit carryforwards that would be offset with a valuation allowance and, to the extent the dividends were subject to withholding tax in the foreign jurisdiction, result in additional foreign tax expense. The range of these income tax effects has not been determined. The Company expects to complete its evaluation during the current fiscal year.

14.	GUARANTEES

As of September 23, 2005, the Company did not have any outstanding guarantees, except for product warranties. The Company warrants its products against defects in materials and workmanship, generally for one-to-five years depending upon product lines and geographic regions. A provision for estimated future costs related to warranty activities is recorded when the product is shipped, based upon historical experience of product failure rates and historical costs incurred in correcting product failures. In addition, from time to time, the recorded amount is adjusted for specifically identified warranty exposures where unforeseen technical problems arise.

The Company’s C-COR Solutions segment licenses software to its customers under written agreements. Each agreement contains the relevant terms of the contractual arrangement with the customer, and generally includes provisions for indemnifying the customer against losses, expenses, and liabilities from damages that may be awarded against the customer in the event the software is found to infringe upon certain intellectual property rights of a third party. Each agreement generally limits the scope of and remedies for such indemnification obligations in a variety of industry-standard respects. The Company has not identified any losses that are probable under these provisions and, accordingly, no liability related to these indemnification provisions has been recorded.

Changes in the Company’s warranty liability during the thirteen-week period ended September 23, 2005 are as follows:

Balance as of June 24, 2005	$6,575
Warranties issued during the period	420
Fair value of warranty liability acquired in acquisition	—
Settlements made during the period	(608)
Changes in the liability for pre-existing warranties during the period	(415)

Balance as of September 23, 2005	$5,972

15.	SEGMENT INFORMATION

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

The following costs and asset categories are not allocated to segments and are reflected in the table as “unallocated items”:

•	Corporate selling, general and administrative expenses, and technology oversight functions;

•	Certain restructuring costs;

•	Acquired in-process technology charges;

•	Income tax expense (benefit); and

•	Identifiable assets of cash and cash equivalents, marketable securities and other short-term investments, and certain other long-term corporate assets.

Information about industry segments for the thirteen-week periods ended September 23, 2005 and September 24, 2004 is as follows:

	C-COR Access and Transport	C-COR Network Services	C-COR Solutions	Unallocated	Total
Thirteen-week period ended September 23, 2005
Net sales	$40,783	$12,056	$10,655	$—	$63,494
Depreciation and amortization	1,400	108	1,148	518	3,174
Income (loss) from operations	832	728	(1,725)	(14,002)	(14,167)
Income tax expense	—	—	—	580	580
Identifiable assets at September 23, 2005	65,389	32,564	158,952	56,545	313,450
Capital expenditures	758	263	428	811	2,260
Thirteen-week period ended September 24, 2004
Net sales	$44,811	$15,197	$2,091	$—	$62,099
Depreciation and amortization	2,002	130	451	416	2,999
Income (loss) from operations	9,649	2,607	(2,010)	(10,844)	(598)
Income tax expense	—	—	—	518	518
Identifiable assets at September 24, 2004	100,598	42,708	31,815	86,700	261,821
Capital expenditures	725	45	157	291	1,218

The Company and its subsidiaries operate in various geographic areas. The table below presents the Company’s operations in the following geographic areas:

	Thirteen Weeks Ended
	September 23, 2005	September 24, 2004
Sales:
United States	$41,827	$39,100
Europe	14,262	14,635
Asia	4,961	3,746
Canada	824	668
Latin America	1,620	3,950

Total	$63,494	$62,099

Property, plant, and equipment, net, by geographic region are as follows:

	September 23, 2005	September 24, 2004
United States	$21,002	$18,741
Europe	472	600
Other	586	726

Total	$22,060	$20,067

16.	STOCK AWARD PLANS

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

In connection with the acquisition of Lantern Communications, Inc. (Lantern) in June 2004, outstanding incentive and nonqualified stock options to acquire Lantern common stock were converted into stock options to acquire the Company’s common stock. The incentive and nonqualified stock options expire upon the earlier of three months after the date of termination of employment or ten years from the date of grant. Awards related to the Lantern plan retained their original vesting schedules.

In connection with the acquisition of MobileForce Communications, Inc. (MobileForce) in April 2001, outstanding incentive and nonqualified stock options to acquire MobileForce common stock were converted into stock options to acquire the Company’s common stock. The incentive and nonqualified stock options expire upon the earlier of three months after the date of termination of employment or ten years from the date of grant. The options vested immediately upon assumption by the Company.

The Company’s primary type of share-based compensation consists of non-qualified stock options issued under its Incentive Plan. The total number of shares authorized to be granted under all share-based plans is 2,406,234. The Company funds shares issued upon exercise out of available authorized shares.

A summary of the status of the Company’s stock option plans as of September 23, 2005 is presented below:

	Number of Shares	Weighted-Avg. Exercise Price	Remaining Contractual Term	Intrinsic Value (in thousands)
Outstanding at June 24, 2005	5,812,582	$9.72	—	—
Granted	685,850	$6.84	—	—
Exercised	(104,197)	$4.52	—	334
Expired	(154,299)	$11.21	—	—
Forfeited	(46,688)	$12.23	—	—

Outstanding at September 23, 2005	6,193,248	$9.16	4.9	2,318

Options exercisable at September 23, 2005	3,654,187	$10.45	3.6	1,301

The total intrinsic value of options exercised for the thirteen week period ended September 24, 2004 was $88.

The following table summarizes information about the Company’s outstanding stock options as of September 23, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 9/23/05	Weighted-Avg. Remaining Contractual Life (Years)	Weighted-Avg. Exercise Price	Number Exercisable at 9/23/05	Weighted-Avg. Exercise Price
$ 0.80	24,234	8.7	$0.80	6,306	$0.80
$ 1.50	24,166	4.4	$1.50	24,166	$1.50
$ 3.05 to $4.51	710,056	5.3	$3.68	376,657	$3.72
$ 4.75 to $7.12	1,574,075	5.4	$6.48	838,825	$6.21
$ 7.17 to $10.69	2,331,714	5.8	$8.24	901,170	$7.98
$10.78 to $15.53	977,857	2.7	$12.22	959,443	$12.19
$16.19 to $22.94	458,165	2.6	$21.56	454,665	$21.59
$26.44 to $39.13	92,231	2.4	$30.27	92,205	$30.27
$39.94	750	2.6	$39.94	750	$39.94

	6,193,248	4.9	$9.16	3,654,187	$10.45

The following table presents information regarding unvested share activity during the three month period ended September 23, 2005:

	Unvested Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at June 25, 2005	2,032,390	$5.04
Granted	685,850	$3.59
Vested	(56,656)	$7.67
Forfeited	(122,523)	$4.84

Unvested at September 23, 2005	2,539,061	$4.60

As of September 23, 2005, there was $6.1 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements related to stock options granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.8 years.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion addresses the financial condition of C-COR Incorporated as of September 23, 2005, and the results of our operations for the thirteen-week period ended September 23, 2005, compared to the same period of the prior fiscal year. This discussion should be read in conjunction with the Management’s Discussion and Analysis section for the fiscal year ended June 24, 2005, included in the Company’s Annual Report on Form 10-K.

Disclosure Regarding Forward-Looking Statements

Some of the information presented in this report contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, among others, our ability to develop and expand our product offerings, our continued investment in research and product development, fluctuations in network upgrade activity and the level of future network upgrade activity, both domestically and internationally, the migration of hybrid fiber coax networks to networks based on all-digital Internet Protocol (IP) packet technology, fluctuations in the global demand for our products, services and software, future sales revenue of our segments, both domestically and internationally, demand for our product line offerings in international markets, anticipated software sales and associated gross margins in future quarters, the effect of revenue levels in general, sales mix, competitive pricing, the timing of new product introductions and the timing of deployments of our content management and operational support software systems on our future overall gross margin, our expectation to maintain valuation allowances related to net tax benefits arising from temporary differences and operating loss carryforwards, the deductibility of goodwill recorded by the Company in connection with acquisitions, our intention to continue our initiatives to achieve cost-effective operations, including undertaking additional restructuring initiatives, statements relating to our business strategy and the effect of accounting pronouncements required to be adopted by the Company. Forward-looking statements represent our judgment regarding future events. Although we believe we have a reasonable basis for these forward-looking statements, we cannot guarantee their accuracy and actual results may differ materially from those anticipated due to a number of known and unknown uncertainties. Factors that could cause actual results to differ from expectations include, among others, capital spending patterns of the communications industry, our ability to develop new and enhanced products, the timing for scheduled completion of certain projects and customer acceptance requirements, continued industry consolidation, the development of competing technologies, the effect of increased competition from satellite providers and telephone companies on the capital spending budgets of our cable customers, changes in the credit profiles of major customers that would lead us to restrict new product shipments or record an increase in the allowance for doubtful accounts, timing of recognizing software revenues, changes in our sales mix, the effect of competitive pricing, an impairment of goodwill recorded on our balance sheet, the success of our initiatives to achieve cost-effective operations, our ability to integrate our operations and the operations of companies we have acquired, our ability to convert our backlog into sales, and our ability to achieve our strategic objectives. For additional information concerning these and other important factors that may cause our actual results to differ materially from expectations and underlying assumptions, please refer to the reports filed by us with the Securities and Exchange Commission.

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

Net sales for the thirteen-week period ended September 23, 2005 were $63.5 million, an increase of 2% from the $62.1 million recorded in the same period of the prior year, reflecting higher revenues from the sale of content and operations management systems, which were partially offset by lower revenues for access and transport products and technical services. Our largest customer during the quarter was Time Warner Cable, accounting for 21%, of net sales. Gross margins declined to 24.4% in the quarter, compared to gross margins of 34.9% for the same quarter of the prior year. The decline resulted primarily from a $6.1 million write-down in inventory associated with certain transport product lines due to the Company’s assessment of market conditions for these product lines. Operating expense levels, for both selling and administrative expense and research and product development expense, increased during the quarter compared to the same quarter of the prior year as a result of growth in personnel and administrative expense from acquisitions completed in the prior fiscal year. In addition, operating expenses increased due to recording stock based compensation associated with our adoption of Statement of Accounting Standards No. 123R – “Share-Based Payment” (Statement 123R) as of June 25, 2005. (See Note 3).

Since the beginning of calendar year 2004, we have completed five acquisitions. These acquisitions further our strategic plan to provide products, services and software solutions to support the anticipated migration of today’s hybrid fiber coax networks to networks based on all-digital, Internet Protocol (IP) packet technology. Our acquisitions have significantly increased our goodwill and other intangible assets. At September 23, 2005, we had recorded $132.1 million of goodwill and $13.2 million of other intangible assets, net. While goodwill is no longer amortized, we are required to assess whether goodwill is impaired at least annually and more frequently if circumstances warrant. Any impairment of goodwill could result in a substantial charge to earnings, which would have a material adverse effect on our results of operation and financial position in the period in which such impairment is recorded. For additional information regarding goodwill and other intangibles, see Note 7.

Results of Operations

The following table contains information regarding the percentage of net sales of our condensed consolidated statements of operations for the thirteen-week periods ended September 23, 2005 and September 24, 2004.

	Percentages of Net Sales Thirteen Weeks Ended
	September 23, 2005	September 24, 2004
Net sales:
Products	64.2%	72.2%
Services	19.0	24.5
Content and operations management systems	16.8	3.3

Total net sales	100.0	100.0

Cost of sales:
Products	42.0	43.9
Services	16.9	19.4
Content and operations management systems	7.1	1.8
Excess and obsolete inventory charge	9.6	0.0

Total cost of sales	75.6	65.1

Gross margin	24.4	34.9

Operating expenses:
Selling and administrative	27.0	19.2
Research and product development	16.7	11.8
Amortization of other intangibles	2.4	1.9
Acquired in-process technology charge	0.0	3.0
Restructuring charge	0.6	0.0

Total operating expenses	46.7	35.9

Loss from operations	(22.3)	(1.0)

Interest expense	(0.5)	0.0
Investment income	0.5	0.5
Foreign exchange loss	(0.2)	(0.4)
Other income, net	0.1	0.0

Loss before income taxes	(22.4)	(0.9)
Income tax expense	0.9	0.8

Net loss	(23.3)%	(1.7)%

The table below set forth our net sales for the thirteen-week periods ended September 23, 2005 and September 24, 2004, for each of our reportable segments.

	Thirteen Weeks Ended
	(in millions of dollars)
	September 23, 2005		Change from Prior Period	September 24, 2004
Operating Segment	Net Sales	%	%	Net Sales	%
C-COR Access and Transport	$40.8	64	(9)	$44.8	72
C-COR Network Services	12.1	19	(20)	15.2	25
C-COR Solutions	10.6	17	405	2.1	3

	$63.5	100	2	$62.1	100

The table below sets forth our net sales for the thirteen-week periods ended September 23, 2005 and September 24, 2004 by geographic region.

	Thirteen Weeks Ended
	(in millions of dollars)
	September 23, 2005		Change from Prior Period	September 24, 2004
Geographic Region	Net Sales	%	%	Net Sales	%
United States	$41.8	66	7	$39.1	63
Europe	14.3	22	(2)	14.6	24
Asia	5.0	8	35	3.7	6
Canada	.8	1	14	.7	1
Latin America	1.6	3	(60)	4.0	6

Consolidated	$63.5	100	2	$62.1	100

Net Sales. Net sales increased 2% for the thirteen-week period ended September 23, 2005, compared to the same period of the prior year. The higher revenues for the thirteen-week period resulted from increased sales of content and operational support systems, including product lines acquired from nCUBE Corporation (nCUBE) in the third quarter of fiscal year 2005. The increase was partially offset by a decline in revenue of access and transport products, primarily in international regions, and technical services sales with Adelphia, compared to the same period the prior year.

C-COR Access and Transport segment sales decreased 9% for the thirteen-week period ended September 23, 2005, compared to the same period of the prior year. The decrease was primarily driven by reduced shipments to international regions, primarily Latin America and Europe, which were partially offset by increased shipments to certain domestic customers. Sales of radio frequency amplifiers decreased 11% to $24.2 million for the thirteen-week period ended September 23, 2005, compared with $27.1 million for the same period of the prior year. Optical product sales decreased 6% to $16.6 million for the thirteen-week period ended September 23, 2005, compared with $17.7 million for the same period of the prior year. Shifts in product mix resulted from new build and upgrade requirements, which depend on the network architecture deployed by our customers. We anticipate sales of C-COR Access and Transport will be lower in the second quarter of fiscal year 2006 due to the backlog level as of September 23, 2005.

C-COR Network Services segment sales decreased 20% for the thirteen-week period ended September 23, 2005, compared to the same period of the prior year. The lower sales were the result of the wind-down of Adelphia upgrade projects, which had accounted for a substantial portion of revenues in this segment in the first quarter of fiscal year 2005, which was partially offset with increased recurring services projects with Time Warner Cable during the quarter. We expect C-COR Network Services sales to be higher in the second quarter of fiscal year 2005 as work begins on new contracts reflected as part of our September 23, 2005 backlog.

C-COR Solutions segment sales increased 405% for the thirteen-week period ended September 23, 2005, compared to the same period of the prior year. Our C-COR Solutions segment results reflect the sales of our content management and operations support systems. The increase for the quarter resulted primarily from increased sales of content management systems deriving from the acquisition of nCUBE in the third quarter of fiscal year 2005. The nCUBE acquisition contributed approximately $7.2 million in sales during the quarter. The majority of revenues in this segment are derived from sales under multiple element arrangements, whereby revenues are recognized using the completed contract method of accounting or, in some cases, are recognized ratably over the delivery period. As a result, revenues in the C-COR Solutions segment are affected by the timing of new orders and customer acceptance requirements. Software license and associated professional services revenue for our mobile workforce software product line is recognized using the percentage of completion method of accounting due to our ability to reliably estimate contract costs at the inception of those contracts. Although we expect C-COR Solutions sales to increase in the second quarter of fiscal year 2006, there is some uncertainty regarding the magnitude of the increase as a result of the timing for scheduled completion of certain projects and customer acceptance requirements.

Domestic sales of the C-COR Solutions segment increased during the thirteen-week period ended September 23, 2005 due primarily to increased systems and software applications for advertising insertion and video on demand (VOD) product lines which were acquired from nCUBE in the third quarter of fiscal year 2005. Domestic sales of C-COR Access and Transport and C-COR Network Services segments declined during the thirteen-week period ended September 23, 2005, due to lower spending for both products and technical services by certain cable operators.

International sales increased for C-COR Solutions segment during the thirteen-week period ended September 23, 2005, due primarily to increased systems and software applications for VOD which were acquired from nCUBE in the third quarter of fiscal year 2005. International sales decreased for the C-COR Access and Transport segment, as increased sales in Asia and Canada were more than offset by decreased sales in Latin America and Europe. We believe that capital spending in European markets is primarily driven by increased competition for enhanced broadband services requiring telecommunication providers to upgrade their networks to support these enhanced services. Our international sales have been primarily C-COR Access and Transport segment sales, but we anticipate growth in our international C-COR Solutions segment sales. We expect demand for our product line offerings in international markets will continue to be highly variable. The international markets represent distinct markets in which capital spending decisions for network equipment and solutions are affected by a variety of factors, including access to financing and general economic conditions.

The table below sets forth our backlog by industry segment as of September 23, 2005 compared to June 24, 2005:

	Thirteen Weeks Ended
	(In millions of dollars)
Operating Segment	September 23, 2005 Backlog	%	Change %	June 24, 2005 Backlog	%
C-COR Access and Transport	$23.3	27	(19)	$28.6	37
C-COR Network Services	28.9	33	50	19.3	25
C-COR Solutions	35.5	40	18	30.1	38

Consolidated	$87.7	100	12	$78.0	100

As of September 23, 2005, the backlog for our C-COR Access and Transport segment decreased for both domestic and international customers. Our backlog in C-COR Network Services increased due to new recurring services projects with Time Warner Cable during the quarter. The increase in backlog for C-COR Solutions resulted from both increased domestic and international software license and maintenance bookings during the quarter. The Company includes in backlog customer orders that are anticipated to result in revenue being recognized over the next twelve months. The majority of orders in backlog for C-COR Access and Transport will result in revenue over the next six months while orders in backlog of the other two segments typically include a portion that will result in revenue over the latter part of the twelve month period.

We make management decisions based on our backlog, including hiring of personnel, purchasing of materials, and other matters that may increase our production capabilities and costs. Cancellations, delays or reductions of orders could adversely affect our results of operations and financial condition.

Gross Margin. The following table sets forth our gross margins by operating segment during the thirteen-week period ended September 23, 2005 compared to the same period of the prior year.

	Thirteen Weeks Ended
Operating Segment	September 23, 2005 Gross Margin %	Change Points	September 24, 2004 Gross Margin %
C-COR Access and Transport	19.7	(19.5)	39.2
C-COR Network Services	11.0	(9.6)	20.6
C-COR Solutions	57.9	10.0	47.9

Consolidated	24.4	(10.5)	34.9

Consolidated gross margins decreased for the thirteen-week period ended September 23, 2005 compared to the same period of the prior year. For the C-COR Access and Transport segment, gross margins decreased due to a $6.1 million dollar write-down in inventory associated with certain transport product lines, based on management’s assessment of market conditions for these product lines. In addition, lower volumes and product mix also contributed to the decline in gross margin for the quarter. For the C-COR Network Services segment, gross margins declined due to higher project costs associated with upgrade projects and the lower sales volume. For the C-COR Solutions segment, gross margins increased as a result of higher sales volume and sales mix. We anticipate that our future gross margins in all of our business segments will continue to be affected by many factors, including revenue levels in general, sales mix, competitive pricing pressures, the timing of new product introductions and the timing of deployments for certain of our content management and operational support software solutions.

Selling and Administrative. Selling and administrative expenses were $17.2 million (27.0% of net sales) for the thirteen-week period ended September 23, 2005, compared to $12.0 million (19.2% of net sales) for the same period of the prior year. Selling and administrative expenses increased as a result of personnel and administrative expense associated with the acquisition of nCUBE in the third quarter of fiscal year 2005, and stock-based compensation associated with the adoption of Statement of Financial Accounting Standards No. 123R – “Share-Based Payment” (Statement 123R), effective as of June 25, 2005. See “Supplemental Information about Stock-Based Compensation” below.

Research and Product Development. Research and product development expenses were $10.6 million (16.7% of net sales) for the thirteen-week period ended September 23, 2005, compared to $7.3 million (11.8% of net sales) for the same period of the prior year. Research and product development expenses in the C-COR Access and Transport segment were $4.9 million for both the thirteen-week period ended September 23, 2005, and the same period of the prior year. Research and product development expenses in the C-COR Solutions segment were $5.4 million for the thirteen-week period ended September 23, 2005, compared to $2.3 million for the same period of the prior year. The increase was primarily due to higher personnel costs resulting from the acquisitions of Stargus, Inc. and nCUBE during fiscal year 2005. Other research and product development expenses, not charged to segments, were $262,000 for the thirteen-week period ended September 23, 2005, compared to $183,000 for the same period of the prior year. The increase relates to various general operating costs. We believe sustained commitment to product development efforts will be required for us to remain competitive, and anticipate continuing investments in research and product development in future periods related to network infrastructure products and content and operations management systems.

Supplemental Information about Stock-Based Compensation

Prior to June 25, 2005, we accounted for employee stock option plans based on the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees,” and related Interpretations and had adopted the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation” (Statement 123), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” (Statement 148). Accordingly, compensation cost for stock options was measured as the excess, if any, of the quoted market price of the Company’s stock at the grant date over the amount an employee must pay to acquire the stock.

In December 2004, Statement 123 was revised. The Financial Accounting Standards Board (FASB) issued Statement 123R to require that compensation cost relating to share-based payment transactions be recognized in all financial statements. As of June 25, 2005, we adopted Statement 123R using the modified prospective method, which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options were determined using the Black-Scholes valuation model, which is consistent with our valuation techniques previously utilized for stock options in footnote disclosures required under Statement 123, as amended by Statement 148. Such fair value is recognized as expense over the service period, net of estimated forfeitures. The adoption of Statement 123R resulted in no cumulative change in accounting, as of the date of adoption.

On March 29, 2005, the Securities and Exchange Commission published Staff Accounting Bulletin No. 107 (SAB 107), which provides the Staff’s views on a variety of matters relating to stock-based payments. SAB 107 requires stock-based compensation to be classified in the same expense line items as cash compensation. Information about stock-based compensation included in the results of operations for the thirteen-week periods ended September 23, 2005 and September 24, 2004 is as follows:

	Thirteen Weeks Ended
	September 23, 2005	September 24, 2004
Stock-based compensation, included in:
Cost of Sales	$124	$—
Operating Expenses:
Selling and administrative	875	40
Research and product development	214	—

	1,089	40

Total	$1,213	$40

Restructuring Charges. Restructuring charges were $383,000 for the thirteen-week period ended September 23, 2005. The restructuring charges represented employee termination and relocation benefits associated with the closing of our Pleasanton, California facility and transitioning our manufacturing operation in Klagenfurt, Austria to a contract manufacturer in the region. Additional restructuring charges of approximately $900,000 are expected to be recorded in the second quarter of fiscal year 2006 due to employee termination benefits and contractual obligations associated with closing our Klagenfurt, Austria facility and additional charges contingent upon future services.

Operating Income (Loss) By Segment. Operating income (excluding unallocated items) for the C-COR Access and Transport segment was $832,000 for the thirteen-week period ended September 23, 2005, compared to operating income of $9.6 million for the same period of the prior year. The decrease in operating income for the thirteen-week period ended September 23, 2005 was primarily attributable to lower revenues and gross margins, which included a write-down of inventory associated with certain transport product lines. Operating income (excluding unallocated items) for the C-COR Network Services segment was $728,000 for the thirteen-week period ended September 23, 2005, compared to operating income of $2.6 million for the same period of the prior year. The decrease in operating income for the thirteen-week period resulted primarily from the lower gross margin associated with higher costs related to upgrade projects during the quarter. Operating loss (excluding unallocated items) for the C-COR Solutions segment was $1.7 million for the thirteen-week period ended September 23, 2005, compared to an operating loss of $2.0 million for the same period of the prior year. The operating loss for the thirteen-week period ended September 23, 2005, resulted from higher operating expenses over the same period of the prior year, including higher amortization of intangibles associated with the nCUBE acquisition in fiscal year 2005, and restructuring costs.

Interest Expense. Interest expense was $320,000 for the thirteen-week period ended September 23, 2005, compared to $19,000 for the same period of the prior year. The increase during the thirteen-week period resulted from interest expense and debt issuance costs associated with our 3.5% senior unsecured convertible notes issued on December 31, 2004, in the acquisition of nCUBE.

Foreign Exchange Loss. Foreign exchange loss was $134,000 for the thirteen-week period ended September 23, 2005, compared to a loss of $257,000 for the same period of the prior year. The loss for the thirteen-week period ended September 23, 2005 was primarily due to remeasurement of U.S. dollar denominated balances held by our foreign operations.

Income Tax Expense. Income tax expense was $580,000 for the thirteen-week week period ended September 23, 2005, compared to income tax expense of $518,000 for the same period of the prior year. Income taxes for the thirteen-week period ended September 23, 2005 include deferred tax benefit, deferred tax expense and current taxes paid or payable in certain foreign jurisdictions where the Company is profitable.

The Company has assessed the realizability of its deferred tax assets, giving consideration to historical operating losses, scheduled reversals of deferred tax liabilities, projected future taxable income and tax planning strategies. Management concluded during the third quarter of fiscal year 2003, as a result of the cumulative losses in fiscal years 2001, 2002, and 2003, that a valuation allowance against net deferred tax assets was appropriate and recorded an allowance as of that date. As of September 23, 2005, realization of any future benefit from deductible temporary differences, net operating loss and tax credit carryforwards is uncertain in many of the taxing jurisdictions in which the Company operates. Therefore, the Company has continued to maintain a valuation allowance for substantially all of its deferred tax assets, with the exception of deferred tax assets in certain foreign jurisdictions where the Company is profitable. The Company expects to maintain valuation allowances related to deferred tax benefits until a level of profitability is achieved and sustained in the applicable tax jurisdiction that demonstrates it is more likely than not that the Company will be able to realize all or part of the deferred tax assets. In the event that the Company reverses the valuation allowance in the future, reported tax expense subsequent to such action will increase and will likely approximate the statutory rates in the various jurisdictions in which it operates.

Liquidity and Capital Resources

	September 23, 2005	June 24, 2005
	(In millions of dollars)
Balance sheet data (at period end)
Cash and cash equivalents	$38.8	$43.3
Marketable securities	4.4	9.3

	Thirteen Weeks Ended
	September 23, 2005	September 24, 2004
	(In millions of dollars)
Statements of cash flows data:
Net cash used in operating activities	$(7.6)	$(7.7)
Net cash provided by (used in) investing activities	2.6	(22.4)
Net cash provided by financing activities	0.5	0.1

As of September 23, 2005, cash and cash equivalents totaled $38.8 million, down from $43.3 million at June 24, 2005, primarily due to the funding of operating activities and the purchase of capital equipment during the thirteen-week period. Marketable securities decreased to $4.4 million as of September 23, 2005, from $9.3 million at June 24, 2005. Working capital was $74.1 million at September 23, 2005 compared to $86.1 million at June 24, 2005.

As of September 23, we had restricted cash of $3.1 million. Under the terms of our letter of credit agreement with a bank, we are required to maintain cash collateral of 102% of the amount that can be drawn on issued letters of credit. The total restricted cash balance has been classified as a current asset as of September 23, 2005 as the terms of the letters of credit expire in less than one year. We are entitled to the interest earnings on the restricted cash balance.

Net cash used by operating activities was $7.5 million for the thirteen-week period ended September 23, 2005, compared with net cash used of $7.7 million for the same period of the prior year. The major elements of the change for the thirteen-week period ended

September 23, 2005 include a net loss for the period of $14.8 million, which is adjusted for non-cash items such as depreciation and amortization and stock-based compensation, as well as changes in various operating assets and liabilities, such as accounts payable and accrued liabilities.

Net cash provided by investing activities was $2.6 million for the thirteen-week period ended September 23, 2005 compared to cash used in investing activities of $22.4 million for the same period of the prior year. The cash provided by investing activities during the thirteen-week period was comprised primarily of $4.9 million of proceeds from the sale of marketable securities, which was partially offset by $2.2 million for the purchase of property, plant and equipment.

Net cash provided by financing activities was $496,000 for the thirteen-week period ended September 23, 2005, compared with $123,000 for the same period of the prior year. Cash provided by financing activities during the thirteen-week period resulted primarily from proceeds from the exercise of stock options and warrants.

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

The Agreement is committed through November 4, 2005. We are in the process of renewing the Agreement. The applicable margin under the Agreement is 0.65%, payable quarterly in arrears. In the event that a letter of credit is drawn upon, the interest rate for any unreimbursed drawing will be the bank’s floating prime rate.

As of September 23, 2005, the aggregate amount of letters of credit issued under the Agreement was $3.0 million. A cash compensating balance of $3.1 million (including interest earned on the account) is maintained to secure the letters of credit, which has been classified as restricted cash on the condensed consolidated balance sheet.

On December 31, 2004, we issued $35.0 million of our 3.5% senior unsecured convertible notes (the “Notes”) due on December 31, 2009 as part of the consideration for the nCUBE acquisition. The Notes pay interest semi-annually at an annual rate of 3.5% on June 30 and December 30. Each Note may be converted by the holder, at its option, into shares of our common stock at a conversion rate of 81.0905 shares per $1,000 of principal amount of the Note (as may be adjusted upon the occurrence of certain specified events). The Notes will be convertible at any time before the close of business on the maturity date, unless we have previously repurchased the Notes.

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

The Notes are subject to customary events of default, the occurrence of which could lead to an acceleration of our obligations thereunder. The events of default include default on the payment of interest or principal on the Notes, our failure to convert the Notes upon exercise, our failure to provide notice to the holders of the Notes upon a change of control and the acceleration of the maturity of indebtedness of the Company or its subsidiaries in an aggregate amount of $20.0 million or more that is not rescinded, stayed or annulled within 30 days after written notice of default is provided by the lender of such indebtedness.

Working Capital Outlook

Our main source of liquidity is our unrestricted cash on hand and short-term marketable securities. In fiscal year 2005, we issued $35.0 million aggregate principal amount of Notes requiring semi-annual interest payments at an annual rate of 3.5% on June 30 and December 30, which mature on December 30, 2009 as part of the consideration in the nCUBE acquisition. In addition, earn-out payments related to the acquisition of Optinel Systems, Inc. (Optinel) of $120,000 have been accrued related to achievement of certain performance targets within 13 months of the closing date. The earnout will be paid in the second quarter of fiscal year 2006. The Company also anticipates additional restructuring charges of approximately $900,000 to be incurred in the second quarter of fiscal year 2006, related to the closing of its Klagenfurt, Austria facility.

Taking into account the fixed charges associated with our long-term debt obligations, the earn-out payment from the Optinel acquisition, and anticipated restructuring charges, we believe remaining cash and cash equivalents balances, and our marketable securities will be adequate to cover our operating cash requirements over the next 12 to 18 months. However, we may find it necessary or desirable to seek financing to support our capital needs and provide funds for additional strategic initiatives including acquiring or investing in complementary business, products, services, or technologies. Accordingly, this may require third-party financing or equity-based financing, such as issuance of common stock, preferred stock, or subordinated convertible debt securities and warrants, which would be dilutive to existing shareholders. We do not currently have any committed lines of credit or other available credit facilities that could be utilized for capital requirements, and it is uncertain whether such facilities could be obtained in sufficient amounts or on acceptable terms.

Recent Accounting Pronouncements

In March 2005, the Financial Accounting Standards Board (FASB) published FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47), which will result in (a) more consistent recognition of liabilities relating to asset retirement obligations, (b) more information about expected future cash outflows associated with those obligations, and (c) more information about investments in long-lived assets because additional asset retirement costs will be recognized as part of the carrying amounts of the assets. FIN 47 clarifies that the term conditional asset retirement obligation as used in SFAS No. 143, “Accounting for Asset Retirement Obligations”, refers to a legal obligation to perform an asset retirement activity in which the time and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Uncertainty about the time and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Retrospective application of interim financial information is permitted but is not required. Early adoption of this Interpretation is encouraged. We have not determined whether we will adopt FIN 47 early but do not expect the adoption to have a significant adverse effect on our financial position or results of operations.

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

The Company is exposed to foreign currency exchange rate risks inherent in its sales commitments, anticipated sales, and assets and liabilities denominated in currencies other than the United States dollar. We attempt to minimize exposure to currencies by managing our operating activities and net asset positions. As of September 23, 2005, our exposure to foreign currencies related primarily to intercompany foreign currency transactions where settlement is anticipated.

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

(a)	Evaluation of disclosure controls and procedures

Our chief executive officer and our chief financial officer have evaluated the effectiveness of our disclosure controls and procedures related to our reporting and disclosure obligations as of September 23, 2005, which is the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are sufficient to provide that material information relating to us, including our consolidated subsidiaries, is (a) made known to them by our other employees and the employees of our consolidated subsidiaries, particularly material information related to the period for which this periodic report is being prepared; and (b) recorded, processed, summarized, evaluated, and reported, as applicable, within the time period specified in the rules and forms promulgated by the Securities and Exchange Commission.

(b)	Changes in Internal Control over Financial Reporting

There were no changes that occurred during the fiscal quarter ended September 23, 2005 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

C-COR Incorporated (Registrant)

Date: November 2, 2005	/s/ DAVID A. WOODLE
Chief Executive Officer

Date: November 2, 2005	/s/ WILLIAM T. HANELLY
Chief Financial Officer
(Principal Financial Officer)

Date: November 2, 2005	/s/ JOSEPH E. ZAVACKY
Controller & Assistant Secretary
(Principal Accounting Officer)