Form 10-Q
period 2005-12-23
C-COR INC
filed 2006-02-01
CIK 350621

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the thirteen-week period ended: December 23, 2005

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

Common Stock, $.05 Par Value – 47,873,894 shares as of January 20, 2006.

C-COR Incorporated

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

C-COR Incorporated:

We have reviewed the condensed consolidated balance sheet of C-COR Incorporated and subsidiaries as of December 23, 2005, and the related condensed consolidated statements of operations for the thirteen week and twenty-six week periods ended December 23, 2005 and December 24, 2004, and the related condensed consolidated statements of cash flows for the twenty-six week periods ended December 23, 2005 and December 24, 2004. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

February 1, 2006

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

C-COR Incorporated

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	December 23, 2005	June 24, 2005
ASSETS
Current assets
Cash and cash equivalents	$35,755	$43,320
Restricted cash	3,526	3,690
Marketable securities	5,645	9,327
Accounts receivable, net	42,103	52,148
Unbilled receivables	3,371	1,592
Inventories	27,838	41,628
Deferred costs	6,094	6,826
Other current assets	5,659	5,563

Total current assets	129,991	164,094
Property, plant, and equipment, net	21,749	21,533
Goodwill	131,934	131,963
Other intangible assets, net	6,932	14,714
Deferred taxes	1,416	1,449
Other long-term assets	4,428	4,002

Total assets	$296,450	$337,755

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$22,349	$36,332
Accrued liabilities	25,622	25,299
Deferred revenue	14,590	14,887
Deferred taxes	1,861	1,339
Current portion of long-term debt	219	162

Total current liabilities	64,641	78,019
Long-term debt, less current portion	35,736	35,617
Deferred revenue	2,424	3,111
Deferred taxes	1,112	478
Other long-term liabilities	3,699	3,491

Total liabilities	107,612	120,716

Commitments and contingencies
Shareholders’ equity
Preferred stock, no par value; authorized shares of 2,000,000; none issued	—	—
Common stock, $.05 par; authorized shares of 100,000,000; issued shares of 51,514,912 as of December 23, 2005 and 51,394,422 as of June 24, 2005	2,576	2,570
Additional paid-in capital	381,086	378,334
Accumulated other comprehensive income	4,799	5,387
Unearned compensation	—	(161)
Accumulated deficit	(165,280)	(134,741)
Treasury stock at cost, 3,645,145 shares as of December 23, 2005 and 3,645,716 shares as of June 24, 2005	(34,343)	(34,350)

Shareholders’ equity	188,838	217,039

Total liabilities and shareholders’ equity	$296,450	$337,755

See notes to condensed consolidated financial statements.

C-COR Incorporated

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended
	December 23, 2005	December 24, 2004
Net sales:
Products	$36,404	$41,581
Services	12,647	12,884
Content and operations management systems	17,617	4,022

Total net sales	66,668	58,487

Cost of sales:
Products	23,719	23,847
Services	10,859	10,618
Content and operations management systems	9,444	1,126
Excess and obsolete inventory charge	1,622	—

Total cost of sales	45,644	35,591

Gross margin	21,024	22,896

Operating expenses:
Selling and administrative	18,160	14,199
Research and product development	9,972	8,600
Amortization of intangibles	1,278	1,200
Impairment of long-lived assets	5,330	—
Restructuring charge	1,367	619

Total operating expenses	36,107	24,618

Loss from operations	(15,083)	(1,722)
Other income (expense), net:
Interest expense	(329)	(25)
Investment income	317	488
Foreign exchange gain (loss)	(113)	265
Other income, net	235	229

Loss before income taxes	(14,973)	(765)
Income tax expense	738	792

Net loss	$(15,711)	$(1,557)

Net loss per share:
Basic	$(0.33)	$(0.04)
Diluted	$(0.33)	$(0.04)
Weighted average common shares and common share equivalents:
Basic	47,867	43,128
Diluted	47,867	43,128

See notes to the condensed consolidated financial statements.

C-COR Incorporated

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Twenty-Six Weeks Ended
	December 23, 2005	December 24, 2004
Net sales:
Products	$77,187	$86,392
Services	24,703	28,081
Content and operations management systems	28,272	6,113

Total net sales	130,162	120,586

Cost of sales:
Products	50,368	51,105
Services	21,590	22,690
Content and operation management systems	13,929	2,216
Excess and obsolete inventory charge	7,736	—

Total cost of sales	93,623	76,011

Gross margin	36,539	44,575

Operating expenses:
Selling and administrative	35,343	26,150
Research and product development	20,572	15,930
Amortization of intangibles	2,794	2,346
Acquired in-process technology charge	—	1,850
Impairment of long-lived assets	5,330	—
Restructuring charge	1,750	619

Total operating expenses	65,789	46,895

Loss from operations	(29,250)	(2,320)
Other income (expense), net:
Interest expense	(649)	(44)
Investment income	623	787
Foreign exchange gain (loss)	(247)	8
Other income, net	302	278

Loss before income taxes	(29,221)	(1,291)
Income tax expense	1,318	1,310

Net loss	$(30,539)	$(2,601)

Net loss per share:
Basic	$(0.64)	$(0.06)
Diluted	$(0.64)	$(0.06)
Weighted average common shares and common share equivalents:
Basic	47,836	43,081
Diluted	47,836	43,081

See notes to condensed consolidated financial statements.

C-COR Incorporated

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited

	Twenty-Six Weeks Ended
	December 23, 2005	December 24, 2004
Operating Activities:
Net loss	$(30,539)	$(2,601)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,170	5,484
Stock-based compensation	2,357	80
Write-off of intangibles and other long-lived assets	5,330	1,850
Other, net	402	19
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	7,906	(12,777)
Inventories	13,620	5,913
Accounts payable	(13,971)	(7,090)
Accrued liabilities	(253)	(6,033)
Deferred income taxes	1,195	365
Other	(62)	(3,168)

Net cash used in operating activities	(7,845)	(17,958)

Investing Activities:
Purchase of property, plant, and equipment	(3,796)	(2,462)
Proceeds from the sale of property, plant and equipment	69	—
Proceeds from the sale of marketable securities and other short-term investments	15,674	8,796
Purchase of marketable securities and other short-term investments	(11,974)	(4,167)
Acquisitions, net of cash acquired	(26)	(26,170)

Net cash used in investing activities	(53)	(24,003)

Financing Activities:
Payment of debt and capital lease obligations	(81)	(82)
Proceeds from issuance of common stock to employee stock purchase plan	86	123
Proceeds from exercise of stock options and stock warrants	477	741
Issuance of treasury stock	8	—

Net cash provided by financing activities	490	782

Effect of exchange rate changes on cash	(157)	727

Decrease in cash and cash equivalents	(7,565)	(40,452)
Cash and cash equivalents at beginning of period	43,320	63,791

Cash and cash equivalents at end of period	$35,755	$23,339

Supplemental cash flow information:
Non-cash investing and financing activities
Fair value adjustment of available-for-sale securities	$17	$74
Capital lease obligation	258	—
Unsettled trade of marketable securities	—	7,665

See notes to condensed consolidated financial statements

C-COR Incorporated

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands except share and per share data)

(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and, in the opinion of management of C-COR Incorporated (the Company), contain all adjustments (consisting only of normal, recurring adjustments except as noted) necessary to fairly present the Company’s consolidated financial position as of December 23, 2005 and the consolidated results of operations for the thirteen-week and twenty-six week periods ended December 23, 2005 and December 24, 2004. Operating results for the thirteen-week and twenty-six week periods ended December 23, 2005 are not necessarily indicative of the results that may be expected for the year ending June 30, 2006 due to the cyclical nature of the industry in which the Company operates, timing of recognizing revenues from the sale of certain content management and operational support software systems, fluctuations in currencies related to intercompany foreign currency transactions where settlement is anticipated, and changes in overall conditions that could affect the carrying value of the Company’s assets and liabilities. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the fiscal year ended June 24, 2005 (fiscal year 2005).

2.	DESCRIPTION OF BUSINESS

The Company is a global provider of integrated network solutions that include access and transport products, technical services and content and operations management systems for broadband networks. The Company operates in three industry segments: C-COR Access and Transport, C-COR Network Services, and C-COR Solutions.

The C-COR Access and Transport segment is responsible for the development, management, production, support and sale of network infrastructure products, including the Company’s amplitude modulation headend/hub optical platform and line of optical nodes, and a full offering of radio frequency amplifiers.

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

For additional information regarding the Company’s reporting segments, see Note 14.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and financial reporting policies of the Company are in conformity with U.S. generally accepted accounting principles. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Management has discussed the development and selection of the Company’s critical accounting estimates with the Audit Committee of the Company’s Board of Directors and the Audit Committee has reviewed the Company’s related disclosures. A detailed description of the Company’s significant accounting policies is set forth below and in the Notes to Consolidated Financial Statements in the Company’s Form 10-K for fiscal year 2005.

As of June 25, 2005, the Company adopted SFAS No. 123R, “Share Based Payment” (Statement 123R) as of June 25, 2005, which requires the Company to measure compensation cost for all outstanding unvested share-based awards at fair value and recognize compensation over the service period for awards expected to vest. The estimation of stock awards that will ultimately vest requires judgment and, to the extent actual results differ from the Company’s estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. The Company considers many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results may differ substantially from these estimates.

Accounting for Employee Stock Award Plans

Prior to June 25, 2005, the Company accounted for employee stock option plans based on the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees,” and related Interpretations and had adopted the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation” (Statement 123), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (Statement 148). Accordingly, compensation cost for stock options was measured as the excess, if any, of the quoted market price of the Company’s stock at the grant date over the amount an employee must pay to acquire the stock. Stock options granted by the Company to employees and directors were generally at a price not less than 100% of the fair market value of such shares on the date of grant.

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

Effect of Adoption of Statement 123R

Statement 123R resulted in a change in the Company’s method of measuring and recognizing the fair value of stock options and estimating of forfeitures for all unvested awards. Prior to the adoption of Statement 123R, the Company used the nominal vesting period approach for retirement eligible employees. Using this approach, the Company included in its Statement 123 disclosures compensation cost for share-based awards granted prior to June 25, 2005 over the stated vesting period for retirement eligible employees and, if an employee retired before the end of the vesting period, the Company included any remaining unrecognized compensation cost at the date of retirement. For stock options granted prior to April 13, 2004, employees were retirement eligible when employed by the Company for at least five years and were at least 55 years old. For stock options granted on or after April 13, 2004, employees are retirement eligible when employed by the Company for at least five years and have a combination of age and service of sixty years or greater.

As a result of adopting Statement 123R, the Company has changed its accounting for recognizing compensation expense for new share-based awards granted to retirement eligible employees. For all share-based awards granted on or after June 25, 2005, Statement 123R requires that the Company use the non-substantive vesting period approach to recognize compensation cost for retirement eligible employees over the period from the date of grant to the date retirement eligibility is achieved, if that is expected to occur during the nominal vesting period. Therefore, the Company recognized compensation expense of $96 and $434 during the thirteen-week and twenty-six week periods ended December 23, 2005, respectively, related to retirement eligible employees for awards granted subsequent to the adoption date of Statement 123R. Had the Company also applied the non-substantive vesting period approach to awards granted prior to the adoption date, compensation expense would have been $ 62 and $147 lower for the thirteen-week and twenty-six week periods ended December 23, 2005, respectively.

The adoption of Statement 123R resulted in no cumulative effect of change in accounting principle, as of the date of adoption.

Classification of Stock-based Compensation Expense

On March 29, 2005, the Securities and Exchange Commission published Staff Accounting Bulletin No. 107 (SAB 107), which provides the Staff’s views on a variety of matters relating to stock-based payments. SAB 107 requires stock-based compensation to be classified in the same expense line items as cash compensation. Information about stock-based compensation included in the results of operations for the thirteen-week and twenty-six week periods ended December 23, 2005 and December 24, 2004 is as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	December 23, 2005	December 24, 2004	December 23, 2005	December 24, 2004
Stock-based compensation, included in:
Cost of Sales	$80	$—	$204	$—
Operating Expenses:
Selling and administrative	910	40	1,785	80
Research and product development	154	—	368	—

	1,064	40	2,153	80

Total	$1,144	$40	$2,357	$80

Tax Effect related to Stock-based Compensation Expense

Statement 123R provides that income tax effects of share-based payments are recognized in the financial statements for those awards which will normally result in tax deductions under existing tax law. Under current U.S. federal tax law, C-COR would receive a compensation expense deduction related to non-qualified stock options only when those options are exercised. Accordingly, the financial statement recognition of compensation cost for non-qualified stock options creates a deductible temporary difference which results in a deferred tax asset and a corresponding deferred tax benefit in the income statement.

As discussed in Note 12, management has evaluated the deferred tax assets and, based on all available evidence, determined that it is more likely than not that some portion or all of the deferred tax asset will not be realized. Therefore, the Company has recognized a valuation allowance against substantially all deferred tax assets. The valuation allowance has the effect of eliminating the deferred tax benefit in the condensed consolidated statement of operations. Consequently, the Company did not recognize any net income tax benefit related to share based compensation expense for the thirteen-week and twenty-six week periods ended December 23, 2005.

Valuation Assumptions for Stock Options Granted subsequent to Statement 123R Adoption

The fair value of each stock option granted during the thirteen-week periods ended September 23, 2005 and December 23, 2005 were estimated at the date of grant using a Black-Scholes closed form option-pricing model (Black-Scholes), assuming no dividends and using the following valuation assumptions:

	Thirteen Weeks Ended
	September 23, 2005	December 23, 2005
Expected Term	4.2 years	4.2 years
Risk-free Interest Rate	3.75%	4.08%
Range of Expected Volatility	46.1% - 81%	46.1% - 81%
Weighted Average Expected Volatility	63.5%	63.5%

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

The above assumptions were used to determine the weighted average per share fair value of $3.59 and $3.37 for stock options granted during the thirteen-week periods ended September 23, 2005 and December 23, 2005, respectively.

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

Had the Company adopted Statement 123R for the thirteen-week and twenty-six week periods ended December 24, 2004, the impact of that standard would have approximated the impact of Statement 123 in the disclosure of proforma net loss and net loss per share described as follows:

	Thirteen Weeks Ended December 24, 2004	Twenty-Six Weeks Ended December 24, 2004
Net loss	$(1,557)	$(2,601)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects if applicable	40	80
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects, if applicable	(1,196)	(2,467)

Pro forma net loss	$(2,713)	$(4,988)

Net loss per share:
Basic – as reported	$(0.04)	$(0.06)
Basic – pro forma	$(0.06)	$(0.12)
Diluted – as reported	$(0.04)	$(0.06)
Diluted – pro forma	$(0.06)	$(0.12)

The fair values for stock options granted during the thirteen-week periods ended September 24, 2004 and December 24, 2004 were estimated at the dates of grant using the Black-Scholes option pricing model with the following valuation assumptions:

	Thirteen Weeks Ended
	September 24, 2004	December 24, 2004
Risk-free interest rate	3.23%	3.10%
Expected dividend yield	0.00%	0.00%
Expected stock price volatility factor	91.5%	86.0%
Weighted average expected life of stock options	4 years	4 years

The per share weighted-average fair values of stock options granted during the thirteen-week periods ended September 24, 2004 and December 24, 2004 were $5.45 and $5.07, respectively.

Statement of Cash Flows Impact of SFAS 123R

Prior to the adoption of SFAS 123R, cash retained as a result of tax deductions relating to stock-based compensation was presented in operating cash flows, along with other tax cash flows, in accordance with the provisions of the Emerging Issues Task Force (“EITF”) Issue No. 00-15, “Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option.” SFAS 123R supersedes EITF 00-15, amends SFAS 95, “Statement of Cash Flows,” and requires tax benefits relating to excess stock-based compensation deductions to be prospectively presented in the statement of cash flows as financing cash inflows. Management is in the process of evaluating the amount of excess stock-based compensation deductions included in additional paid-in capital. Therefore, no amounts have been presented as excess tax benefits in the statement of cash flows for the period ended December 23, 2005.

Cash received from stock option exercises for the thirteen-week and twenty-six week periods ended December 23, 2005 was $6 and $477, respectively. Due to the Company’s available net operating loss carryforwards, no tax benefit was realized in the current period from these stock option exercises.

For additional information regarding the Company’s stock award plans and the related share-based compensation, see Note 15.

4.	RESTRUCTURING COSTS

In fiscal year 2005, the Company implemented restructuring initiatives to improve the Company’s operating performance and eliminate redundancies resulting from acquisitions, which included settlement of certain contractual obligations, as well as employee severance and termination benefits for 74 employees related to closing the Company’s Pleasanton, California location, and the transition of the Company’s manufacturing operation in Klagenfurt, Austria to a contract manufacturer in the region.

For the thirteen-week and twenty-six week periods ended December 23, 2005, the Company recorded $1,367 and $1,750, respectively, of restructuring charges related to implementing further restructuring initiatives to improve the Company’s operating performance by transferring research and development activities from Klagenfurt, Austria to the United States and closing the Company’s Andover Massachusetts facility. Employee termination, relocation benefits for 17 people and contractual lease obligation costs related to the Andover, Massachusetts facility were incurred during the thirteen-week period ended December 23, 2005.

The following table provides detail on the activity and remaining restructuring accrual balance by category as of December 23, 2005.

	Restructuring Accrual at June 24, 2005	Restructuring Charges in Fiscal Year 2006	Net Cash Paid	Restructuring Accrual at December 23, 2005
Employee severance and termination benefits	$228	$1,251	$(666)	$813
Contractual obligations and other	—	499	(106)	393

Total	$228	$1.750	$(772)	$1,206

Amounts accrued as of December 23, 2005 for employee severance will be paid out over bi-weekly periods through the remainder of fiscal year 2006. Amounts related to contractual obligations and other will be paid out over their remaining term, unless terminated earlier.

For additional information regarding Restructurings, see Note 16.

5.	INVENTORIES

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an Amendment of ARB No. 43 Chapter 4” (Statement 151). Statement 151 requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling be recognized as current-period charges rather than being included in inventory regardless of whether the costs meet the criterion of abnormal as defined in ARB 43. In addition, Statement 151 requires that allocation of fixed production overheads to the costs of manufacturing be based on the normal capacity of the production facilities. The Company adopted Statement 151 on June 25, 2005; the adoption did not have a material impact on the Company’s financial condition or results of operation.

Inventories as of December 23, 2005 and June 24, 2005 consisted of the following:

	December 23, 2005	June 24, 2005
Finished goods	$7,298	$10,616
Work-in-process	3,650	5,041
Raw materials	16,890	25,971

Total inventories	$27,838	$41,628

For the thirteen-week and twenty-six week periods ended December 23, 2006, the Company recorded a write-down in inventory of $1,622 and $7,736, respectively, associated with certain transport product lines, based upon management’s assessment of market conditions for these product lines.

6.	OTHER INTANGIBLE ASSETS

Other intangible assets as of December 23, 2005 and June 24, 2005 consisted of the following:

	December 23, 2005	June 24, 2005
Cost of intangibles:
Purchased technology	$13,412	$18,400
Customer relationships	5,010	5,010
Covenants not-to-compete	860	860
Patents and trademarks	1,200	1,200

Total cost of intangibles	20,482	25,470

Less accumulated amortization:
Purchased technology	(7,971)	(5,843)
Customer relationships	(3,659)	(3,160)
Covenants not-to-compete	(720)	(553)
Patents and trademarks	(1,200)	(1,200)

Total accumulated amortization	(13,550)	(10,756)

Total other intangible assets, net	$6,932	$14,714

7.	IMPAIRMENT OF LONG-LIVED ASSETS

Under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (Statement 144), the Company periodically evaluates long-lived assets other than goodwill for indications of impairment and tests long-lived assets for recoverability whenever events or changes in circumstances indicate that the carrying value of a long-lived asset may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. During the thirteen-week period ended December 23, 2005, the Company recognized an impairment loss of $5,330 related to its decision to cease sales and marketing activities associated with certain transport product lines. The impairment charge was comprised of $4,988 of other intangible assets associated with purchased technology and $342 associated with the write-down of property and equipment. The fair value of these assets was measured based on an estimate of discounted cash flows expected to result from the use and disposition of these assets.

8.	LETTER OF CREDIT AGREEMENT

Effective November 1, 2005, the Company amended its credit agreement of November 5, 2004 (the “Agreement”) with a bank for a $10,000 revolving letter of credit facility. Under the amended Agreement, the $10,000 may be used solely for the issuance of letters of credit which must be fully cash collateralized at the time of issuance. The Company is required to maintain with the bank cash collateral of 102% of the amount that can be drawn on the issued letters of credit. This collateral can be drawn on upon the occurrence of any event of default under the Agreement. The Agreement contains standard event of default provisions, but no financial covenants. The Agreement is committed through November 4, 2006. The applicable margin under the Agreement is 0.65%, payable quarterly in arrears. In the event that a letter of credit is drawn upon, the interest rate for any unreimbursed drawing is the bank’s floating prime rate.

As of December 23, 2005, the aggregate amount of letters of credit issued under the Agreement was $3,439. A cash compensating balance of $3,526 (includes interest earned on account) is maintained to secure the letters of credit. The cash compensating balance is classified as part of restricted cash on the condensed consolidated balance sheet.

9.	ACCRUED LIABILITIES

Accrued liabilities as of December 23, 2005 and June 24, 2005 consisted of the following:

	December 23, 2005	June 24, 2005
Accrued vacation expense	$4,050	$4,170
Accrued salary expense	4,353	4,597
Accrued salary benefits	1,002	891
Accrued sales tax expense	859	840
Accrued warranty expense	5,535	6,575
Accrued workers’ compensation expense	803	616
Accrued restructuring costs	1,206	228
Accrued income taxes payable	791	1,007
Accrued other	7,023	6,375

	$25,622	$25,299

10.	NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding and potential common shares outstanding. Potential common shares result from the assumed exercise of outstanding stock options and warrants having a dilutive effect, calculated under the treasury stock method using the average market price for the period, and from the potential conversion of the Company’s 3.5% senior convertible notes, calculated under the if-converted method. In addition, in computing the dilutive effect of the convertible debt, the net income (loss) is adjusted to add back the after-tax amount of interest and amortized debt issuance costs recognized in the period associated with the convertible debt. Any potential shares that are antidilutive are excluded from the effect of dilutive securities.

For the thirteen-week periods ended December 23, 2005 and December 24, 2004, total potential common shares of 9,027,395 and 5,839,899, respectively, were excluded from the diluted net loss per share calculation because they were antidilutive. For the twenty-six week periods ended December 23, 2005 and December 24, 2004, total potential common shares of 9,058,823 and 5,640,780, respectively, were excluded from the diluted net loss per share calculation because they were antidilutive.

11.	COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive income, net of tax, if applicable, are as follows:

	December 23, 2005	June 24, 2005
Unrealized gain (loss) on marketable securities	$16	$(1)
Foreign currency translation gain	4,783	5,388

Accumulated other comprehensive income	$4,799	$5,387

The components of comprehensive loss for the thirteen-week and twenty-six week periods ended December 23, 2005 and December 24, 2004 are as follows:

	Thirteen Weeks Ended
	December 23, 2005	December 24, 2004
Net loss	$(15,711)	$(1,557)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	(6)	12
Foreign currency translation gain (loss)	(706)	3,059

Other comprehensive income (loss)	(712)	3,071

Comprehensive income (loss)	$(16,423)	$1,514

	Twenty-Six Weeks Ended
	December 23, 2005	December 24, 2004
Net loss	$(30,539)	$(2,601)
Other comprehensive income (loss):
Unrealized gain on marketable securities	17	74
Foreign currency translation gain (loss)	(605)	3,436

Other comprehensive income (loss)	(588)	3,510

Comprehensive income (loss)	$(31,127)	$909

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

Management concluded during the third quarter of fiscal year 2003 that a valuation allowance against net deferred tax assets was appropriate, primarily as a result of the cumulative losses during fiscal years 2001, 2002 and 2003, and recorded a valuation allowance as of that date. The Company expects to maintain the valuation allowance on deferred tax assets until a level of profitability is achieved and sustained in the applicable tax jurisdictions that demonstrates it is more likely than not that the Company will be able to realize all or part of the deferred tax assets. As of December 23, 2005, a valuation allowance on substantially all of the deferred tax assets remains, except in certain foreign jurisdictions where the Company is profitable. Income tax expense for the thirteen-week and twenty-six week periods ended December 23, 2005 arose primarily from the recognition of valuation allowance during the periods. Income tax expense for the thirteen-week and twenty-six week periods ended December 23, 2005 also included deferred taxes and current taxes paid or payable in those foreign jurisdictions where the Company is profitable.

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

13.	GUARANTEES

As of December 23, 2005, the Company did not have any outstanding guarantees, except for product warranties. The Company warrants its products against defects in materials and workmanship, generally for one-to-five years depending upon product lines and geographic regions. A provision for estimated future costs related to warranty activities is recorded when the product is shipped, based upon historical experience of product failure rates and historical costs incurred in correcting product failures. In addition, from time to time, the recorded amount is adjusted for specifically identified warranty exposures where unforeseen technical problems arise.

Changes in the Company’s warranty liability during the twenty-six week period ended December 23, 2005 are as follows:

Balance as of June 24, 2005	$6,575
Warranties issued during the period	838
Settlements made during the period	(1,085)
Changes in the liability for pre-existing warranties during the period	(793)

Balance as of December 23, 2005	$5,535

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

14.	SEGMENT INFORMATION

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

The following costs and asset categories are not allocated to segments and are reflected in the table as “unallocated items”:

•	Corporate selling, general and administrative expenses, and technology oversight functions;

•	Certain restructuring costs;

•	Goodwill and other intangible asset impairment charges;

•	Income tax expense (benefit); and

•	Identifiable assets of cash and cash equivalents, marketable securities and other short-term investments, and certain other long-term corporate assets

Information about industry segments for the thirteen-week and twenty-six week periods ended December 23, 2005 and December 24, 2004 is as follows:

	C-COR Access and Transport	C-COR Network Services	C-COR Solutions	Unallocated	Total
Thirteen-week period ended December 23, 2005
Net sales	$36,404	$12,647	$17,617	$—	$66,668
Depreciation and amortization	1,193	116	1,167	520	2,996
Income (loss) from operations	3,611	1,073	(576)	(19,191)	(15,083)
Income tax expense	—	—	—	738	738
Identifiable assets at December 23, 2005	79,517	23,514	137,432	55,987	296,450
Capital expenditures	112	133	418	873	1,536

Thirteen-week period ended December 24, 2004
Net sales	$41,581	$12,884	$4,022	$—	$58,487
Depreciation and amortization	1,530	132	419	404	2,485
Income (loss) from operations	7,657	1,599	(462)	(10,516)	(1,722)
Income tax expense	—	—	—	792	792
Identifiable assets at December 24, 2004	112,269	43,435	53,754	49,959	259,417
Capital expenditures	852	176	64	152	1,244

Twenty-six week period ended December 23, 2005
Net sales	$77,187	$24,703	$28,272	$—	$130,162
Depreciation and amortization	2,593	224	2,315	1,038	6,170
Income (loss) from operations	4,443	1,801	(2,301)	(33,193)	(29,250)
Income tax expense	—	—	—	1,318	1,318
Identifiable assets at December 23, 2005	79,517	23,514	137,432	55,987	296,450
Capital expenditures	870	396	846	1,684	3,796

Twenty-six week period ended December 24, 2004
Net sales	$86,392	$28,081	$6,113	$—	$120,586
Depreciation and amortization	3,532	262	870	820	5,484
Income (loss) from operations	17,306	4,206	(2,472)	(21,360)	(2,320)
Income tax expense	—	—	—	1,310	1,310
Identifiable assets at December 24, 2004	112,269	43,435	53,754	49,959	259,417
Capital expenditures	1,577	221	221	443	2,462

The Company and its subsidiaries operate in various geographic areas. The table below presents the Company’s operations in the following geographic areas:

	Thirteen Weeks Ended
	December 23, 2005	December 24, 2004
Sales:
United States	$46,744	$39,396
Europe	14,005	14,816
Asia	3,561	1,853
Canada	721	748
Latin America	1,637	1,674

Total	$66,668	$58,487

	Twenty-Six Weeks Ended
	December 23, 2005	December 24, 2004
Sales:
United States	$88,571	$78,496
Europe	28,267	29,451
Asia	8,522	5,599
Canada	1,545	1,416
Latin America	3,257	5,624

Total	$130,162	$120,586

15.	STOCK AWARD PLANS

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

The Company’s primary type of share-based compensation consists of non-qualified stock options issued under its Incentive Plan. The total number of shares authorized to be granted under all share-based plans is 2,325,259. The Company funds shares issued upon exercise out of available authorized shares.

A summary of the status of the Company’s stock option plans as of December 23, 2005 is presented below:

	Number of Shares	Weighted-Avg. Exercise Price	Remaining Contractual Term	Intrinsic Value (in thousands)
Outstanding at June 24, 2005	5,812,582	$9.72	—	—
Granted	685,850	$6.84	—	—
Exercised	(104,197)	$4.52	—	334
Expired	(154,299)	$11.21	—	—
Forfeited	(46,688)	$12.23	—	—

Outstanding at September 23, 2005	6,193,248	$9.16	4.9	2,318
Granted	174,500	$6.39	—	—
Exercised	(1,860)	$2.05	—	4
Expired	(178,777)	$10.89	—	—
Forfeited	(70,432)	$7.35	—	—

Outstanding at December 23, 2005	6,116,679	$9.05	4.8	1,091
Options exercisable at December 23, 2005	3,728,213	$10.11	3.6	761

The total intrinsic value of options exercised for the thirteen-week and twenty-six week periods ended December 24, 2004 was $260 and $348, respectively.

The following table summarizes information about the Company’s outstanding stock options as of December 23, 2005:

	Options Outstanding			Options Exercisable
	Number Outstanding at 12/23/05	Weighted-Avg. Remaining Contractual Life (Years)	Weighted-Avg. Exercise Price	Number Exercisable at 12/23/05	Weighted-Avg. Exercise Price
Range of Exercise Prices
$ 0.80	21,278	7.6	$0.80	8,001	$0.80
$ 1.50	22,793	4.4	$1.50	22,793	$1.50
$ 3.05 to $4.51	706,619	5.0	$3.68	497,273	$3.69
$ 4.75 to $7.12	1,725,203	5.4	$6.47	871,703	$6.22
$ 7.17 to $10.69	2,228,995	5.7	$8.24	937,573	$8.00
$10.94 to $16.41	897,645	2.7	$12.50	880,231	$12.46
$17.56 to $22.94	426,165	2.4	$21.87	422,665	$21.90
$26.44 to $39.13	87,231	2.1	$30.07	87,224	$30.07
$39.94	750	2.3	$39.94	750	$39.94

	6,116,679	4.8	$9.05	3,728,213	$10.11

The following table presents information regarding unvested share activity during the thirteen week periods ended September 23, 2005 and December 23, 2005:

	Unvested Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at June 25, 2005	2,032,390	$5.04
Granted	685,850	$3.59
Vested	(56,656)	$7.67
Forfeited	(122,523)	$4.84

Unvested at September 23, 2005	2,539,061	$4.60
Granted	174,500	$3.37
Vested	(254,663)	$3.63
Forfeited	(70,432)	$4.96

Unvested at December 23, 2005	2,388,466	$4.59

As of December 23, 2005, there was $5,410 of total unrecognized compensation cost related to non-vested share-based compensation arrangements related to stock options granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.08 years.

16.	SUBSEQUENT EVENTS

Restructuring:

On January 3, 2006, the Company’s management approved and initiated a plan to further restructure its operations, which will result in workforce reductions of approximately 225 employees and the closure and downsizing of certain facilities. The Company will relocate certain processes from Wallingford, Connecticut, to its Tijuana, Mexico facility as well as close its Sunnyvale, California, facility. The restructuring is intended to reduce costs and maximize operational efficiency and is anticipated to be completed over the second half of fiscal year 2006.

In connection with the restructuring, the Company currently expects to incur restructuring charges of approximately $5.0 to $6.0 million which is comprised of cash expenditures for employee severance and termination costs in the range of between $4.0 million to $5.0 million and certain contract termination and other associated costs of up to $1.0 million in the second half of fiscal year 2006. It is anticipated that employee severance and termination benefit payments will be made on a bi-weekly basis, and as such the Company anticipates payments to extend through the first half of fiscal year 2007. Amounts related to contract termination and other associated costs will be paid out over their remaining term, unless terminated earlier.

Sale of Assets:

On January 13, 2006, the Company announced it had reached an understanding on the principal terms with Newfound Technology Inc., a privately held, Massachusetts-based supplier of electronic hardware, under which Newfound Technology would acquire the assets and intellectual property of the Company’s DV6000® product line. The transaction is subject to negotiation and execution of a definitive purchase agreement as well as customary closing conditions and is expected to be completed in the third quarter of fiscal year 2006.

Litigation and Contingencies:

nCUBE Corporation, which was acquired by C-COR Incorporated on December 31, 2004, initiated litigation against SeaChange International, Inc. (SeaChange) for patent infringement on January 8, 2001 in the United States Federal District Court in Delaware. The complaint alleged that SeaChange was violating nCUBE’s U.S. patent 5,805,804 entitled “Method and Apparatus for Scalable, High Bandwidth Storage, Retrieval, and Transportation of Multimedia Data on a Network” (the ‘804 patent). Following a week-long trial, the jury returned a verdict finding that: (1) SeaChange infringed the ‘804 patent both literally and under the doctrine of equivalents; (2) SeaChange’s infringement was willful; (3) the asserted claims were not invalid; and (4) Company was entitled to damages of $1.7 million plus a running royalty of 7% on all of SeaChange’s sales of the infringing product. In April 2004, the district court entered judgment on the jury verdict and awarded nCUBE 2/3 of its attorney fees and enhanced damages by a factor of two. SeaChange appealed the jury’s verdict and the district court’s award to the United States Court of Appeals for the Federal Circuit.

On January 9, 2006, the U.S. Court of Appeals for the Federal Circuit affirmed the jury’s finding that SeaChange infringed the ‘804 patent and that such infringement was willful. The appellate court also affirmed the district court’s award of 2/3 of nCUBE’s attorney fees and the award of enhanced damages. On January 24, 2006, SeaChange filed a Consolidated Petition for Panel Rehearing and Rehearing En Banc.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion addresses the financial condition of C-COR Incorporated as of December 23, 2005, and the results of our operations for the thirteen-week and twenty-six week periods ended December 23, 2005, compared to the same periods of the prior fiscal year. This discussion should be read in conjunction with the Management’s Discussion and Analysis section for the fiscal year ended June 24, 2005, included in the Company’s Annual Report on Form 10-K.

Disclosure Regarding Forward-Looking Statements

Some of the information presented in this report contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, among others, our ability to develop and expand our product offerings, our continued investment in research and product development, fluctuations in network upgrade activity and the level of future network upgrade activity, both domestically and internationally, the migration of hybrid fiber coax networks to networks based on all-digital Internet Protocol (IP) packet technology, fluctuations in the global demand for our products, services and software, future sales revenue of our segments, both domestically and internationally, demand for our product line offerings in international markets, anticipated software sales and associated gross margins in future quarters, the effect of revenue levels in general, sales mix, competitive pricing, the timing of new product introductions and the timing of deployments of our content management and operational support software systems on our future overall gross margin, our expectation to maintain valuation allowances related to net tax benefits arising from temporary differences and operating loss carryforwards, the deductibility of goodwill recorded by the Company in connection with acquisitions, our intention to continue our initiatives to achieve cost-effective operations, including undertaking additional restructuring initiatives and implementing current restructuring and cost reduction plans, statements relating to our business strategy and the effect of accounting pronouncements required to be adopted by the Company. Forward-looking statements represent our judgment regarding future events. Although we believe we have a reasonable basis for these forward-looking statements, we cannot guarantee their accuracy and actual results may differ materially from those anticipated due to a number of known and unknown uncertainties. Factors that could cause actual results to differ from expectations include, among others, capital spending patterns of the communications industry, our ability to develop new and enhanced products, the timing for scheduled completion of certain projects and customer acceptance requirements, continued industry consolidation, the development of competing technologies, the effect of increased competition from satellite providers and telephone companies on the capital spending budgets of our cable customers, changes in the credit profiles of major customers that would lead us to restrict new product shipments or record an increase in the allowance for doubtful accounts, timing of recognizing software revenues, changes in our sales mix, the effect of competitive pricing, an impairment of goodwill recorded on our balance sheet, the success of our initiatives to achieve cost-effective operations, our ability to integrate our operations and the operations of companies we have acquired, our ability to convert our backlog into sales, and our ability to achieve our strategic objectives. For additional information concerning these and other important factors that may cause our actual results to differ materially from expectations and underlying assumptions, please refer to the reports filed by us with the Securities and Exchange Commission.

Business Overview

We are a global provider of communications equipment, technical services and software solutions for two-way hybrid fiber coax broadband networks delivering video, voice and data. We operate in three industry segments: C-COR Access and Transport, C-COR Network Services, and C-COR Solutions.

The C-COR Access and Transport segment is responsible for the development, management, production, support and sale of our network infrastructure products, including our amplitude modulation headend/hub optical platform and line of optical nodes, and a full offering of radio frequency amplifiers.

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

Net sales for the thirteen-week period ended December 23, 2005 were $66.7 million, an increase of 14% over the $58.5 million recorded in the same period of the prior year, reflecting higher revenues from the sale of content and operations management systems. Content and operations management systems revenues increased 338% to $17.6 million for the thirteen-week period ended December 23, 2005 compared to $4.0 million for the same period of the prior year, primarily due to customer acceptances during the period on systems and software applications for advertising insertion and video on demand (VOD) product lines. These revenues were partially offset by lower revenues for both access and transport products and technical services. Our largest customers during the quarter were Time Warner Cable and Adelphia Communications, Inc. accounting for 22% and 12%, respectively, of net sales. Gross margins declined to 31.5% during the thirteen-week period ended December 23, 2005, compared to gross margins of 39.1% for the same period of the prior year. The decline resulted primarily from product mix and a $1.6 million write-down in inventory associated with certain transport product lines due to the Company’s decision to cease selling certain product lines. In addition, gross margins for the prior year period were favorably impacted due to settlement of specific warranty liabilities for amounts below their recorded values. Operating expense levels, for both selling and administrative expense and research and product development expense, increased during the thirteen-week period ended December 23, 2005 compared to the same period of the prior year as a result of growth in personnel and administrative expense from acquisitions completed in the prior fiscal year. In addition, operating expenses increased due to recording stock based compensation associated with our adoption of Statement of Financial Accounting Standards No. 123R – “Share-Based Payment” (Statement 123R) as of June 25, 2005. (See Note 3). During the quarter, the Company recorded an impairment of $5.3 million related to its decision to cease sales and marketing activities associated with certain transport product lines. The impairment charge was comprised of $4.9 million of other intangible assets associated with purchased technology and $342,000 associated with the write-down of property and equipment. The fair value of these assets was measured based on an estimate of discounted cash flows expected to result from the use and disposition of these assets.

At December 23, 2005, we had recorded $131.9 million of goodwill and $6.9 million of other intangible assets, net. While goodwill is no longer amortized, we are required to assess whether goodwill is impaired at least annually and more frequently if circumstances warrant. Any impairment of goodwill could result in a substantial charge to earnings, which would have a material adverse effect on our results of operation and financial position in the period in which such impairment is recorded.

Results of Operations

The following table contains information regarding the percentage of net sales of our condensed consolidated statements of operations for the thirteen-week and twenty-six week periods ended December 23, 2005 and December 24, 2004.

	Percentages of Net Sales
	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	December 23, 2005	December 24, 2004	December 23, 2005	December 24, 2004
Net sales:
Products	54.6%	71.1%	59.3%	71.6%
Services	19.0	22.0	19.0	23.3
Content and operations management systems	26.4	6.9	21.7	5.1

Total net sales	100.0	100.0	100.0	100.0

Cost of sales:
Products	35.6	40.8	38.7	42.4
Services	16.3	18.2	16.6	18.8
Content and operations management systems	14.2	1.9	10.7	1.8
Excess and obsolete inventory charge	2.4	0.0	5.9	0.0

Total cost of sales	68.5	60.9	71.9	63.0

Gross margin	31.5	39.1	28.1	37.0

Operating expenses:
Selling and administrative	27.2	24.3	27.2	21.7
Research and product development	15.0	14.7	15.8	13.2
Amortization of intangibles	1.9	2.0	2.1	2.0
Acquired in-process technology charge	0.0	0.0	0.0	1.5
Impairment of long-lived assets	8.0	0.0	4.1	0.0
Restructuring charge	2.1	1.1	1.3	0.5

Total operating expenses	54.2	42.1	50.5	38.9

Loss from operations	(22.7)	(3.0)	(22.4)	(1.9)

Interest expense	(0.5)	0.0	(0.5)	0.0
Investment income	0.5	0.8	0.5	0.6
Foreign exchange gain (loss)	(0.2)	0.5	(0.2)	0.0
Other income, net	0.4	0.4	0.2	0.2

Loss before income taxes	(22.5)	(1.3)	(22.4)	(1.1)
Income tax expense	1.1	1.4	1.0	1.1

Net loss	(23.6)%	(2.7)%	(23.4)%	(2.2)%

The tables below set forth our net sales for the thirteen-week and twenty-six week periods ended December 23, 2005 and December 24, 2004, for each of our reportable segments.

	Thirteen Weeks Ended
	(in millions of dollars)
	December 23, 2005		Change from Prior Period %	December 24, 2004
	Net Sales	%		Net Sales	%
Operating Segment
C-COR Access and Transport	$36.4	55	(13)	$41.6	71
C-COR Network Services	12.7	19	(2)	12.9	22
C-COR Solutions	17.6	26	340	4.0	7

	$66.7	100	14	$58.5	100

	Twenty-Six Weeks Ended
	(in millions of dollars)
	December 23, 2005		Change from Prior Period %	December 24, 2004
	Net Sales	%		Net Sales	%
Operating Segment
C-COR Access and Transport	$77.2	59	(11)	$86.4	72
C-COR Network Services	24.7	19	(12)	28.1	23
C-COR Solutions	28.3	22	364	6.1	5

	$130.2	100	8	$120.6	100

The table below sets forth our net sales for the thirteen-week and twenty-six week periods ended December 23, 2005 and December 24, 2004 by geographic region.

	Thirteen Weeks Ended
	(in millions of dollars)
	December 23, 2005		Change from Prior Period %	December 24, 2004
	Net Sales	%		Net Sales	%
Geographic Region
United States	$46.8	70	19	$39.4	68
Europe	14.0	21	(6)	14.8	25
Asia	3.6	5	90	1.9	3
Canada	.7	1	—	.7	1
Latin America	1.6	3	(6)	1.7	3

Consolidated	$66.7	100	14	$58.5	100

	Twenty-Six Weeks Ended
	(in millions of dollars)
	December 23, 2005		Change from Prior Period %	December 24, 2004
	Net Sales	%		Net Sales	%
Geographic Region
United States	$88.6	68	13	$78.5	65
Europe	28.3	22	(4)	29.5	24
Asia	8.5	6	52	5.6	5
Canada	1.5	1	7	1.4	1
Latin America	3.3	3	41	5.6	5

Consolidated	$130.2	100	8	$120.6	100

Net Sales. Net sales increased 14% and 8% for the thirteen-week and twenty-six week periods ended December 23, 2005, respectively, compared to the same periods of the prior year. The higher revenues for the thirteen-week and twenty-six week periods resulted from increased sales of content and operational support systems, including product lines acquired from nCUBE Corporation (nCUBE) in the third quarter of fiscal year 2005. The increases were partially offset by a decline in revenue from access and transport products, primarily in international regions, and technical services sales to Adelphia.

C-COR Access and Transport segment sales decreased 13% and 11% for the thirteen-week and twenty-six week periods ended

December 23, 2005, respectively, compared to the same periods of the prior year. The decreases were primarily driven by reduced shipments to international regions, primarily Latin America and Europe, which were partially offset by increased shipments to certain domestic customers. Sales of radio frequency amplifiers were $19.1 million and $43.3 million for the thirteen-week and twenty-six week periods ended December 23, 2005, respectively, compared with $21.0 million and $48.1 million for the same periods of the prior year. Optical product sales were $17.3 million and $33.9 million for the thirteen-week and twenty-six week periods ended December 23, 2005, respectively, compared with $20.6 million and $38.3 million for the same periods of the prior year. Shifts in product mix resulted from new build and upgrade requirements, which depend on the network architecture deployed by our customers. We anticipate sales of C-COR Access and Transport will be higher in the third quarter of fiscal year 2006.

C-COR Network Services segment sales decreased 2% and 12% for the thirteen-week and twenty-six week periods ended December 23, 2005, respectively, compared to the same periods of the prior year. The lower sales were the result of the wind-down of Adelphia upgrade projects, which had accounted for a substantial portion of revenues in this segment in the first half of fiscal year 2005, which was partially offset with increased recurring services projects with Time Warner Cable during the current quarter and year-to-date periods. We expect C-COR Network Services sales to be higher in the third quarter of fiscal year 2006.

C-COR Solutions segment sales increased 338% and 363% for the thirteen-week and twenty-six week periods ended December 23, 2005, respectively, compared to the same periods of the prior year. Our C-COR Solutions segment results reflect the sales of our content management and operations support systems. The increases for the periods resulted primarily from increased sales of systems and software applications for advertising insertion and VOD products deriving from the acquisition of nCUBE in the third quarter of fiscal year 2005. The majority of revenues in this segment are derived from sales under multiple element arrangements, whereby revenues are recognized using the completed contract method of accounting or, in some cases, are recognized ratably over the delivery period. As a result, revenues in the C-COR Solutions segment are affected by the timing of new orders and customer acceptance requirements. Software license and associated professional services revenue for our mobile workforce software product line is recognized using the percentage of completion method of accounting due to our ability to reliably estimate contract costs at the inception of those contracts. We expect C-COR Solutions sales to decrease in the third quarter of fiscal year 2006 as a result of the timing for scheduled completion of certain projects and customer acceptance requirements.

Domestic sales increased for both the thirteen-week and twenty-six week periods ended December 23, 2005 due primarily to increased C-COR Solutions systems and software applications for advertising insertion and VOD product lines which were acquired from nCUBE in the third quarter of fiscal year 2005. Domestic sales of C-COR Access and Transport and C-COR Network Services segments declined during the thirteen-week and twenty-six week periods ended December 23, 2005, due to lower spending for both products and technical services by certain cable operators.

International sales increased for C-COR Solutions segment during the thirteen-week and twenty-six week periods ended December 23, 2005, due primarily to increased systems and software applications for VOD which were acquired from nCUBE in the third quarter of fiscal year 2005. International sales decreased for the C-COR Access and Transport segment, as increased sales in Asia were more than offset by decreased sales in Latin America and Europe. We believe that capital spending in European markets is primarily driven by increased competition for enhanced broadband services requiring telecommunication providers to upgrade their networks to support these enhanced services. Our international sales have been primarily C-COR Access and Transport segment sales, but we anticipate growth in our international C-COR Solutions segment sales. We expect demand for our product line offerings in international markets will continue to be highly variable. The international markets represent distinct markets in which capital spending decisions for network equipment and solutions are affected by a variety of factors, including access to financing and general economic conditions.

The table below sets forth our backlog by industry segment as of December 23, 2005 compared to September 23, 2005:

	Thirteen Weeks Ended
	(In millions of dollars)
	December 23, 2005 Backlog	%	Change %	September 23, 2005 Backlog	%
Operating Segment
C-COR Access and Transport	$21.7	23	(7)	$23.3	27
C-COR Network Services	29.8	32	3	28.9	33
C-COR Solutions	41.8	45	18	35.5	40

Consolidated	$93.3	100	6	$87.7	100

As of December 23, 2005, the backlog for our C-COR Access and Transport segment decreased for both domestic and international customers. Our backlog of C-COR Network Services increased due to new services projects during the quarter. The increase in backlog for C-COR Solutions resulted from both increased domestic and international software license and maintenance bookings during the quarter. The Company includes in backlog customer orders that are anticipated to result in revenue being recognized over the next twelve months. The majority of orders in backlog for C-COR Access and Transport will result in revenue over the next six months while orders in backlog of the other two segments typically include a portion that will result in revenue over the latter part of the twelve month period.

We make management decisions based on our backlog, including hiring of personnel, purchasing of materials, and other matters that may increase our production capabilities and costs. Cancellations, delays or reductions of orders could adversely affect our results of operations and financial condition.

Gross Margin. The following table sets forth our gross margins by operating segment during the thirteen-week and twenty-six week periods ended December 23, 2005 compared to the same periods of the prior year.

	Thirteen Weeks Ended
	December 23, 2005 Gross Margin %	Change Points	December 24, 2004 Gross Margin %
Operating Segment
C-COR Access and Transport	30.4	(12.2)	42.6
C-COR Network Services	14.1	(3.5)	17.6
C-COR Solutions	46.4	(25.6)	72.0

Consolidated	31.5	(7.6)	39.1

	Twenty-six weeks Ended
	December 23, 2005 Gross Margin %	Change Points	December 24, 2004 Gross Margin %
Operating Segment
C-COR Access and Transport	24.7	(16.1)	40.8
C-COR Network Services	12.6	(6.6)	19.2
C-COR Solutions	50.7	(13.0)	63.7

Consolidated	28.1	(8.9)	37.0

Consolidated gross margins were 31.5% and 28.1% for the thirteen-week and twenty-six week periods ended December 23, 2005, respectively, compared to 39.1% and 37.0% for the same periods of the prior year. For the C-COR Access and Transport segment, gross margins were 30.4% and 24.7% for the thirteen-week and twenty-six week periods ended December 23, 2005, respectively, compared to 42.6% and 40.8% for the same periods of the prior year. The decreases in gross margins were primarily due to the $1.6 million and $7.7 million dollar write-down in inventory for the thirteen-week and twenty-six week periods ended December 23, 2005, respectively, associated with certain transport product lines, based on management’s assessment of market conditions for these product lines. In addition, lower volumes and product mix also contributed to the decline in gross margin for the periods. For the C-COR Network Services segment, gross margins were 14.1% and 12.6% for the thirteen-week and twenty-six week periods ended December 23, 2005, respectively, compared to 17.6% and 19.2% for the same periods of the prior year. The decreases in gross margins were due to higher project costs associated with upgrade projects and the lower sales volume. For the C-COR Solutions segment, gross margins were 46.4% and 50.7% for the thirteen-week and twenty-six week periods ended December 23, 2005, respectively, compared to 72.0% and 63.7% for the same periods of the prior year. The decreases in gross margins were due to the mix of lower margin sales. We anticipate that our future gross margins in all of our business segments will continue to be affected by many factors, including revenue levels in general, sales mix, competitive pricing pressures, the timing of new product introductions and the timing of deployments for certain of our content management and operational support software solutions.

Selling and Administrative. Selling and administrative expenses were $18.2 million and $35.3 million for the thirteen-week and twenty-six week periods ended December 23, 2005, respectively, compared to $14.2 million and $26.2 million for the same periods of the prior year. This represents an increase of 28% and 35% during the thirteen-week and twenty-six week periods ended December 23, 2005, respectively, over the comparable periods of the prior year. Selling and administrative expenses increased primarily as a result of personnel and administrative expense associated with the acquisition of nCUBE in the third quarter of fiscal year 2005, and stock-based compensation associated with the adoption of Statement of Financial Accounting Standards No. 123R – “Share-Based Payment” (Statement 123R), effective as of June 25, 2005. See “Supplemental Information about Stock-Based Compensation” below.

Research and Product Development. Research and product development expenses were $10.0 million and $20.6 million for the thirteen-week and twenty-six week periods ended December 23, 2005, respectively, compared to $8.6 million and $15.9 million for the same periods of the prior year. This represents an increase of 16% and 30% during the thirteen-week and twenty-six week periods ended December 23, 2005 over the comparable periods of the prior year. Research and product development expenses in the C-COR Access and Transport segment were $4.7 million and $9.7 million for the thirteen-week and twenty-six week periods ended December 23, 2005, respectively, compared to $6.1 million and $11.0 million for the same periods of the prior year. The decreases were due primarily to lower personnel costs resulting from reductions in personnel. Research and product development expenses in the C-COR Solutions segment were $5.0 million and $10.4 million for the thirteen-week and twenty-six week periods ended December 23, 2005, respectively, compared to $2.3 million and $4.6 million for the same periods of the prior year. The increases were primarily due to higher personnel costs resulting from the acquisitions of Stargus, Inc. and nCUBE during fiscal year 2005. Other research and product development expenses, not charged to segments, were $249,000 and $511,000 for the thirteen-week and twenty-six week periods ended December 23, 2005, respectively, compared to $229,000 and $412,000 for the same periods of the prior year. The increases relates to various general operating costs. We believe sustained commitment to product development efforts will be required for us to remain competitive, and anticipate continuing investments in research and product development in future periods related to network infrastructure products and content and operations management systems.

Operating Income (Loss) By Segment. Operating income (excluding unallocated items) for the C-COR Access and Transport segment was $3.6 million and $4.4 million for the thirteen-week and twenty-six week periods ended December 23, 2005, respectively, compared to operating income of $7.7 million and $17.3 million for the same periods of the prior year. The decreases in operating income for the thirteen-week and twenty-six week periods ended December 23, 2005 were primarily attributable to lower revenues and gross margins, which included a write-down of inventory associated with certain transport product lines. Operating income (excluding unallocated items) for the C-COR Network Services segment was $1.1 million and $1.8 million for the thirteen-week and twenty-six week periods ended December 23, 2005, respectively, compared to operating income of $1.6 million and $4.2 million for the same periods of the prior year. The decreases in operating income for the thirteen-week and twenty-six week periods resulted primarily from the lower gross margin associated with higher costs related to upgrade projects during the periods. Operating losses (excluding unallocated items) for the C-COR Solutions segment were $576,000 and $2.3 million for the thirteen-week and twenty-six week periods ended December 23, 2005, respectively, compared to operating losses of $462,000 and $2.5 million for the same periods of the prior year. Although revenues increased in this segment during the periods, operating losses for the thirteen-week and twenty-six week periods ended December 23, 2005, were still incurred as result of higher operating expenses, including higher amortization of intangibles associated with the nCUBE acquisition in fiscal year 2005, and restructuring costs.

Interest Expense. Interest expense was $329,000 and $649,000 for the thirteen-week and twenty-six week periods ended December 23, 2005, respectively, compared to $25,000 and $44,000 for the same periods of the prior year. The increases in interest expense resulted primarily from interest expense and debt issuance costs associated with our 3.5% senior unsecured convertible notes issued on December 31, 2004, in the acquisition of nCUBE.

Foreign Exchange Loss. Foreign exchange losses were $113,000 and $247,000 for the thirteen-week and twenty-six week periods ended December 23, 2005, respectively, compared to gains of $265,000 and $8,000 for the same periods of the prior year. The loss for the thirteen-week and twenty-six week periods ended December 23, 2005 were primarily due to remeasurement of U.S. dollar denominated balances held by our foreign operations.

Income Tax Expense. Income tax expense was $738,000 and $1.3 million for the thirteen-week and twenty six week periods ended December 23, 2005, respectively, compared to income tax expense of $792,000 and $1.3 million for the same periods of the prior year. Income taxes for the thirteen-week and twenty-six week periods ended December 23, 2005 include deferred tax benefit, deferred tax expense and current taxes paid or payable in certain foreign jurisdictions where the Company is profitable.

Liquidity and Capital Resources

	December 23, 2005	June 24, 2005
	(In millions of dollars)
Balance sheet data (at period end)
Cash and cash equivalents	$35.8	$43.3
Marketable securities	5.6	9.3

	Twenty-Six Weeks Ended
	December 23, 2005	December 24, 2004
	(In millions of dollars)
Statements of cash flows data:
Net cash used in operating activities	$(7.8)	$(18.0)
Net cash used in investing activities	(0.1)	(24.0)
Net cash provided by financing activities	0.5	0.8

As of December 23, 2005, cash and cash equivalents totaled $35.8 million, down from $43.3 million at June 24, 2005, primarily due to the funding of operating activities and the purchase of capital equipment during the twenty-six week period. Marketable securities decreased to $5.6 million as of December 23, 2005, from $9.3 million at June 24, 2005. Working capital was $65.4 million at December 23, 2005 compared to $86.1 million at June 24, 2005.

As of December 23, 2005, we had restricted cash of $3.5 million. Under the terms of our letter of credit agreement with a bank, we are required to maintain cash collateral of 102% of the amount that can be drawn on issued letters of credit. The total restricted cash balance has been classified as a current asset as of December 23, 2005 as the terms of the letters of credit expire in less than one year. We are entitled to the interest earnings on the restricted cash balance.

Net cash used in operating activities was $7.8 million for the twenty-six week period ended December 23, 2005, compared with net cash used of $18.0 million for the same period of the prior year. The major elements of the use of cash for the twenty-six week period ended December 23, 2005 include a net loss for the period of $30.5 million, which is adjusted for non-cash items such as depreciation and amortization, write-off of intangibles and long-lived assets and stock-based compensation. In addition, cash was used for reduction of accounts payable during the period, which were partially offset by reductions in accounts receivable and inventory.

Net cash used in investing activities was $53,000 for the twenty-six week period ended December 23, 2005 compared to cash used in investing activities of $24.0 million for the same period of the prior year. The cash used in investing activities during the twenty-six week period was comprised primarily of $15.7 million of proceeds from the sale of marketable securities, which was partially offset by $12.0 million for the purchase of marketable securities and $3.8 million for the purchase of property, plant and equipment.

Net cash provided by financing activities was $490,000 for the twenty-six week period ended December 23, 2005, compared with $782,000 for the same period of the prior year. Cash provided by financing activities during the twenty six week period resulted primarily from proceeds from the exercise of stock options and warrants.

Working Capital Outlook

Our main source of liquidity is our unrestricted cash on hand and short-term marketable securities. In fiscal year 2005, we issued $35.0 million aggregate principal amount of Notes requiring semi-annual interest payments at an annual rate of 3.5% on June 30 and December 30, which mature on December 30, 2009 as part of the consideration in the nCUBE acquisition. In addition, earn-out payments related to the acquisition of Optinel Systems, Inc. (Optinel) of $120,000 have been accrued related to achievement of certain performance targets within 13 months of the closing date. The earnout will be paid in the third quarter of fiscal year 2006. The Company also anticipates additional restructuring charges to be incurred in the second half of fiscal year 2006 of approximately $5.0 to $6.0 million which is comprised of cash expenditures for employee severance and termination costs in the range of between $4.0 million to $5.0 million and certain contract termination and other associated costs of up to $1.0 million. It is anticipated that employee severance and termination benefit payments will be made on a bi-weekly basis, and as such the Company anticipates payments to extend through the first half of fiscal year 2007. Amounts related to contract termination and other associated costs will be paid out over their remaining term, unless terminated earlier.

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

Recent Accounting Pronouncements

In March 2005, the Financial Accounting Standards Board (FASB) published FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47), which will result in (a) more consistent recognition of liabilities relating to asset retirement obligations, (b) more information about expected future cash outflows associated with those obligations, and (c) more information about investments in long-lived assets because additional asset retirement costs will be recognized as part of the carrying amounts of the assets. FIN 47 clarifies that the term conditional asset retirement obligation as used in SFAS No. 143, “Accounting for Asset Retirement Obligations”, refers to a legal obligation to perform an asset retirement activity in which the time and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Uncertainty about the time and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Retrospective application of interim financial information is permitted but is not required. Early adoption of this Interpretation is encouraged. We do not anticipate adopting FIN 47 early. We do not expect the adoption of FIN 47 to have a significant adverse effect on our financial position or results of operations.

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

The Company is exposed to foreign currency exchange rate risks inherent in its sales commitments, anticipated sales, and assets and liabilities denominated in currencies other than the United States dollar. We attempt to minimize exposure to currencies by managing our operating activities and net asset positions. As of December 23, 2005, our exposure to foreign currencies related primarily to intercompany foreign currency transactions where settlement is anticipated.

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

(a)	Evaluation of disclosure controls and procedures

Our chief executive officer and our chief financial officer have evaluated the effectiveness of our disclosure controls and procedures related to our reporting and disclosure obligations as of December 23, 2005, which is the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are sufficient to provide that material information relating to us, including our consolidated subsidiaries, is (a) made known to them by our other employees and the employees of our consolidated subsidiaries, particularly material information related to the period for which this periodic report is being prepared; and (b) recorded, processed, summarized, evaluated, and reported, as applicable, within the time period specified in the rules and forms promulgated by the Securities and Exchange Commission.

(b)	Changes in Internal Control over Financial Reporting

There were no changes that occurred during the fiscal quarter ended December 23, 2005 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Shareholders

The Company’s annual meeting of shareholders was held on October 18, 2005. The record date was August 19, 2005, at which time there were 47,823,425 shares outstanding and entitled to vote at the annual meeting. The following items were submitted to a vote by shareholders.

1. The election of three directors to serve for terms of three years expiring in 2008.

2. Ratification of KPMG LLP as independent auditors for the 2006 fiscal year.

James E. Carnes, I.N. Rendall Harper, Jr. and David A. Woodle were re-elected as directors to serve until the 2008 annual meeting of shareholders. The other members of the Company’s Board of Directors, Anthony A. Ibargüen, John J. Omlor, James J. Tietjen, Michael J. Farrell, Rodney M. Royse, and Steven B. Fink were not up for reelection at the 2005 annual meeting. Effective October 21, 2005, Michael J. Farrell resigned from the Company’s Board of Directors.

The voting results for the matters noted above are set forth as follows:

1. The election of three directors to serve for a term of three years expiring in 2008.

Name of Nominee	Votes For	Votes Withheld
James E. Carnes	33,575,065	14,109,395
I.N. Rendall Harper, Jr.	42,413,777	5,270,683
David A. Woodle	46,947,781	736,679

2. Ratification of KPMG LLP as independent auditors for the 2005 fiscal year.

Votes For	Votes Against	Abstained
46,488,286	1,144,244	51,930

Item 6.	Exhibits

The following exhibits are included herein:

(10)(1)	Amendment to Revolving Line of Credit Facility with Citizens Bank, effective as of November 1, 2005

(10)(2)	Agreement of Separation between the Registrant and its wholly owned subsidiary, C-COR Broadband Europe B.V. with Gerhard Nederlof, dated as December 31, 2005.

(15)	Letter re: Unaudited Interim Financial Information.

(31)(1)	Rule 13a-14(a) and 15d-14(a) Certification of Chief Executive Officer

(31)(2)	Rule 13a-14(a) and 15d-14(a) Certification of Chief Financial Officer

(32)(1)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

(32)(2)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

C-COR Incorporated (Registrant)

Date: February 1, 2006	/s/ DAVID A. WOODLE
Chief Executive Officer

Date: February 1, 2006	/s/ WILLIAM T. HANELLY
Chief Financial Officer (Principal Financial Officer)

Date: February 1, 2006	/s/ JOSEPH E. ZAVACKY
Controller & Assistant Secretary (Principal Accounting Officer)