Form 10-Q
period 2006-03-24
C-COR INC
filed 2006-05-03
CIK 350621

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the thirteen-week period ended: March 24, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer:  ☐        Accelerated filer:  ☒        Non-accelerated filer:  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.05 Par Value – 47,993,781 shares as of April 21, 2006.

C-COR Incorporated

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

C-COR Incorporated:

We have reviewed the condensed consolidated balance sheet of C-COR Incorporated and subsidiaries as of March 24, 2006, and the related condensed consolidated statements of operations for the thirteen week and thirty-nine week periods ended March 24, 2006 and March 25, 2005, and the related condensed consolidated statements of cash flows for the thirty-nine week periods ended March 24, 2006 and March 25, 2005. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

As discussed in Note 3 to the condensed consolidated financial statements, the Company changed its method of accounting for stock- based compensation effective June 25, 2005.

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

Harrisburg, Pennsylvania

May 3, 2006

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

C-COR Incorporated

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	March 24, 2006	June 24, 2005
ASSETS
Current assets
Cash and cash equivalents	$31,414	$43,320
Restricted cash	3,547	3,690
Marketable securities	6,682	9,327
Accounts receivable, net	49,325	52,148
Unbilled receivables	3,883	1,592
Inventories	23,272	41,628
Deferred costs	4,558	6,826
Other current assets	6,081	5,563

Total current assets	128,762	164,094
Property, plant, and equipment, net	20,672	21,533
Goodwill	131,099	131,963
Other intangible assets, net	6,019	14,714
Deferred taxes	928	1,449
Other long-term assets	4,692	4,002

Total assets	$292,172	$337,755

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$22,427	$36,332
Accrued liabilities	24,040	25,299
Deferred revenue	20,357	14,887
Deferred taxes	2,060	1,339
Current portion of long-term debt	203	162

Total current liabilities	69,087	78,019
Long-term debt, less current portion	35,688	35,617
Deferred revenue	813	3,111
Deferred taxes	1,004	478
Other long-term liabilities	4,104	3,491

Total liabilities	110,696	120,716

Commitments and contingencies
Shareholders’ equity
Preferred stock, no par value; authorized shares of 2,000,000; none issued	—	—
Common stock, $.05 par; authorized shares of 100,000,000; issued shares of 51,586,468 as of March 24, 2006 and 51,394,422 as of June 24, 2005	2,579	2,570
Additional paid-in capital	381,915	378,334
Accumulated other comprehensive income	4,603	5,387
Unearned compensation	—	(161)
Accumulated deficit	(173,228)	(134,741)
Treasury stock at cost, 3,645,150 shares as of March 24, 2006 and 3,645,716 shares as of June 24, 2005	(34,393)	(34,350)

Shareholders’ equity	181,476	217,039

Total liabilities and shareholders’ equity	$292,172	$337,755

See notes to condensed consolidated financial statements.

C-COR Incorporated

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended
	March 24, 2006	March 25, 2005
Net sales:
Products	$35,765	$36,714
Services	14,057	5,637
Content and operations management systems	10,560	5,806

Total net sales	60,382	48,157

Cost of sales:
Products	21,772	21,350
Services	12,141	7,605
Content and operations management systems	6,105	3,291
Excess and obsolete inventory charge	618	—

Total cost of sales	40,636	32,246

Gross margin	19,746	15,911

Operating expenses:
Selling and administrative	14,869	17,137
Research and product development	8,887	10,666
Amortization of intangibles	912	1,684
Acquired in-process technology charge	—	4,000
Impairment charges	1,792	—
Gain on sale of product line	(1,970)	—
Restructuring charge	3,287	57

Total operating expenses	27,777	33,544

Loss from operations	(8,031)	(17,633)
Other income (expense), net:
Interest expense	(341)	(309)
Investment income	458	242
Foreign exchange gain	465	132
Other income (expense), net	177	(183)

Loss before income taxes	(7,272)	(17,751)
Income tax expense (benefit)	676	(402)

Net loss	$(7,948)	$(17,349)

Net loss per share:
Basic	$(0.17)	$(0.37)
Diluted	$(0.17)	$(0.37)

Weighted average common shares and common share equivalents:
Basic	47,896	47,402
Diluted	47,896	47,402

See notes to the condensed consolidated financial statements.

C-COR Incorporated

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Thirty-nine Weeks Ended
	March 24, 2006	March 25, 2005
Net sales:
Products	$112,952	$123,106
Services	38,760	33,718
Content and operations management systems	38,832	11,919

Total net sales	190,544	168,743

Cost of sales:
Products	72,140	72,455
Services	33,731	30,295
Content and operation management systems	20,034	5,507
Excess and obsolete inventory charge	8,354	—

Total cost of sales	134,259	108,257

Gross margin	56,285	60,486

Operating expenses:
Selling and administrative	50,212	43,287
Research and product development	29,459	26,596
Amortization of intangibles	3,706	4,030
Acquired in-process technology charge	—	5,850
Impairment charges	7,122	—
Gain on sale of product line	(1,970)	—
Restructuring charge	5,037	676

Total operating expenses	93,566	80,439

Loss from operations	(37,281)	(19,953)
Other income (expense), net:
Interest expense	(990)	(353)
Investment income	1,081	1,029
Foreign exchange gain	218	140
Other income, net	479	95

Loss before income taxes	(36,493)	(19,042)
Income tax expense	1,994	908

Net loss	$(38,487)	$(19,950)

Net loss per share:
Basic	$(0.80)	$(0.45)
Diluted	$(0.80)	$(0.45)
Weighted average common shares and common share equivalents:
Basic	47,856	44,521
Diluted	47,856	44,521

See notes to condensed consolidated financial statements.

C-COR Incorporated

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Thirty-nine Weeks Ended
	March 24, 2006	March 25, 2005
Operating Activities:
Net loss	$(38,487)	$(19,950)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,638	8,590
Stock-based compensation	2,845	175
Gain on sale of product line	(1,970)	—
Impairment charges	7,122	—
Acquired in-process technology charge	—	5,850
Deferred income tax	1,818	(391)
Other, net	450	20
Changes in operating assets and liabilities, net of effect of acquisitions:
Receivables	362	(223)
Inventories	15,298	1,112
Accounts payable	(13,872)	(4,553)
Accrued liabilities	2,918	1,552
Other	982	(5,746)

Net cash used in operating activities	(13,896)	(13,564)

Investing Activities:
Purchase of property, plant, and equipment	(4,552)	(3,449)
Proceeds from the sale of property, plant and equipment	183	—
Proceeds from the sale of marketable securities and other short-term investments	15,859	28,442
Purchase of marketable securities and other short-term investments	(13,227)	(6,867)
Proceeds from the sale of product line	3,348	—
Acquisitions, net of cash acquired	(26)	(46,881)

Net cash provided by (used in) investing activities	1,585	(28,755)

Financing Activities:
Payment of debt and capital lease obligations	(146)	(131)
Proceeds from issuance of common stock to employee stock purchase plan	103	225
Proceeds from exercise of stock options and stock warrants	670	847
Purchase of treasury stock	(43)	—

Net cash provided by financing activities	584	941

Effect of exchange rate changes on cash	(179)	804

Decrease in cash and cash equivalents	(11,906)	(40,574)
Cash and cash equivalents at beginning of period	43,320	63,791

Cash and cash equivalents at end of period	$31,414	$23,217

Supplemental cash flow information:
Non-cash investing and financing activities
Fair value adjustment of available-for-sale securities	$(13)	$104
Capital lease obligation	258	—
Common stock issued in connection with the acquisition of nCUBE	—	32,589
Long-term debt issued in connection with the acquisition of nCUBE	—	35,000

See notes to condensed consolidated financial statements

C-COR Incorporated

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and, in the opinion of management of C-COR Incorporated (the Company), contain all adjustments (consisting only of normal, recurring adjustments except as noted) necessary to fairly present the Company’s consolidated financial position as of March 24, 2006 and the consolidated results of operations for the thirteen-week and thirty-nine week periods ended March 24, 2006 and March 25, 2005. Operating results for the thirteen-week and thirty-nine week periods ended March 24, 2006 are not necessarily indicative of the results that may be expected for the year ending June 30, 2006 due to the cyclical nature of the industry in which the Company operates, timing of recognizing revenues from the sale of certain content management and operational support software systems, fluctuations in currencies related to intercompany foreign currency transactions where settlement is anticipated, and changes in overall conditions that could affect the carrying value of the Company’s assets and liabilities. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the fiscal year ended June 24, 2005 (fiscal year 2005).

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

As of June 25, 2005, the Company adopted SFAS No. 123R, “Share Based Payment” (Statement 123R), which requires the Company to measure compensation cost for all outstanding unvested share-based awards at fair value and to recognize compensation over the service period for awards expected to vest. The estimation of stock awards that will ultimately vest requires judgment and, to the extent actual results differ from the Company’s estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. The Company considers many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results may differ substantially from these estimates.

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

As a result of adopting Statement 123R, the Company has changed its accounting for recognizing compensation expense for new share-based awards granted to retirement eligible employees. For all share-based awards granted on or after June 25, 2005, Statement 123R requires that the Company use the non-substantive vesting period approach to recognize compensation cost for retirement eligible employees over the period from the date of grant to the date retirement eligibility is achieved, if that is expected to occur during the nominal vesting period. Therefore, the Company accelerated recording compensation expense of $0 and $434 during the thirteen-week and thirty-nine week periods ended March 24, 2006, respectively, related to retirement eligible employees for awards granted subsequent to the adoption date of Statement 123R. Had the Company also applied the non-substantive vesting period approach to awards granted prior to the adoption date, compensation expense would have been $57 and $204 lower for the thirteen-week and thirty-nine week periods ended March 24, 2006, respectively.

The adoption of Statement 123R resulted in no cumulative effect of change in accounting principle, as of the date of adoption.

Classification of Stock-based Compensation Expense

On March 29, 2005, the Securities and Exchange Commission published Staff Accounting Bulletin No. 107 (SAB 107), which provides the Staff’s views on a variety of matters relating to stock-based payments. SAB 107 requires stock-based compensation to be classified in the same expense line items as cash compensation. Information about stock-based compensation included in the results of operations for the thirteen-week and thirty-nine week periods ended March 24, 2006 and March 25, 2005 is as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	March 24, 2006	March 25, 2005	March 24, 2006	March 25, 2005
Stock-based compensation, included in:
Cost of Sales	$86	$—	$290	$—
Operating Expenses:
Selling and administrative	362	95	2,147	175
Research and product development	40	—	408	—

	402	95	2,555	175

Total	$488	$95	$2,845	$175

Tax Effect related to Stock-based Compensation Expense

Statement 123R provides that income tax effects of share-based payments are recognized in the financial statements for those awards which will normally result in tax deductions under existing tax law. Under current U.S. federal tax law, the Company would receive a compensation expense deduction related to non-qualified stock options only when those options are exercised. Accordingly, the financial statement recognition of compensation cost for non-qualified stock options creates a deductible temporary difference which results in a deferred tax asset and a corresponding deferred tax benefit in the statement of operations.

As discussed in Note 12, management has evaluated the deferred tax assets and, based on all available evidence, determined that it is more likely than not that some portion or all of the deferred tax asset will not be realized. Therefore, the Company has recorded a valuation allowance against substantially all deferred tax assets. The valuation allowance has the effect of eliminating the deferred tax benefit in the condensed consolidated statement of operations. Consequently, the Company did not recognize any net income tax benefit related to share-based compensation expense for the thirteen-week and thirty-nine week periods ended March 24, 2006.

Valuation Assumptions for Stock Options Granted Subsequent to Statement 123R Adoption

The fair value of each stock option granted during the thirteen-week periods ended September 23, 2005, December 23, 2005 and March 24, 2006 were estimated at the date of grant using a Black-Scholes closed form option-pricing model, assuming no dividends and using the following valuation assumptions:

	Thirteen Weeks Ended
	September 23, 2005	December 23, 2005	March 24, 2006
Expected Term	4.2 years	4.2 years	4.2 years
Risk-free Interest Rate	3.75%	4.08%	4.45%
Range of Expected Volatility	46.1% - 81%	46.1% - 81%	46.1% - 81%
Weighted Average Expected Volatility	63.5%	63.5%	63.5%

The option term of each award granted is based on the Company’s historical and expected experience of employees’ exercise behavior. Expected volatilities are based on implied volatilities from recently traded options on the Company’s common stock, historical volatility of the Company’s common stock, and other factors, such as expected changes in volatility arising from planned changes in the Company’s business operations. The weighted average expected volatility was weighted evenly for both implied and historical volatility. Risk-free interest rate reflects the yield on the zero coupon U.S. Treasury in effect at the time of grant based on the expected term of the option.

The above assumptions were used to determine the weighted average per share fair value of $3.59, $3.37 and $4.89 for stock options granted during the thirteen-week periods ended September 23, 2005, December 23, 2005, and March 24, 2006, respectively.

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

Had the Company adopted Statement 123R for the thirteen-week and thirty-nine week periods ended March 25, 2005, the impact of that standard would have approximated the impact of Statement 123 in the disclosure of proforma net loss and net loss per share described as follows:

	Thirteen Weeks Ended March 25, 2005	Thirty-Nine Weeks Ended March 25, 2005
Net loss	$(17,349)	$(19,950)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects if applicable	95	175
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects, if applicable	(1,235)	(3,603)

Pro forma net loss	$(18,489)	$(23,378)

Net loss per share:
Basic – as reported	$(0.37)	$(0.45)
Basic – pro forma	$(0.39)	$(0.53)
Diluted – as reported	$(0.37)	$(0.45)
Diluted – pro forma	$(0.39)	$(0.53)

The fair values for stock options granted during the thirteen-week periods ended September 24, 2004 , December 24, 2004 and March 25, 2005 were estimated at the dates of grant using the Black-Scholes closed form option-pricing model with the following valuation assumptions:

	Thirteen Weeks Ended
	September 24, 2004	December 24, 2004	March 25, 2005
Risk-free interest rate	3.23%	3.10%	3.43%
Expected dividend yield	0.00%	0.00%	0.00%
Expected stock price volatility factor	91.5%	86.0%	86.0%
Weighted average expected life of stock options	4 years	4 years	4 years

The per share weighted-average fair values of stock options granted during the thirteen-week periods ended September 24, 2004, December 24, 2004 and March 25, 2005 were $5.45, $5.07, and $5.75, respectively.

Statement of Cash Flows Impact of SFAS 123R

Prior to the adoption of SFAS 123R, cash retained as a result of tax deductions relating to stock-based compensation was presented in operating cash flows, along with other tax cash flows, in accordance with the provisions of the Emerging Issues Task Force (“EITF”) Issue No. 00-15, “Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option.” SFAS 123R supersedes EITF 00-15, amends SFAS 95, “Statement of Cash Flows,” and requires tax benefits relating to excess stock-based compensation deductions to be prospectively presented in the statement of cash flows as financing cash inflows. Management is in the process of evaluating the amount of excess stock-based compensation deductions included in additional paid-in capital. Therefore, no amounts have been presented as excess tax benefits in the statement of cash flows for the period ended March 24, 2006.

Cash received from stock option exercises for the thirteen-week and thirty-nine week periods ended March 24, 2006 was $193 and $670, respectively. Due to the Company’s available net operating loss carryforwards, no tax benefit was realized in the current period from these stock option exercises.

For additional information regarding the Company’s stock award plans and the related share-based compensation, see Note 15.

4. RESTRUCTURING COSTS

During the thirteen-week and thirty-nine week periods ended March 24, 2006, the Company recorded $3,287 and $5,037, respectively, of restructuring charges for workforce reductions of 141 employees associated with the closure and downsizing of certain facilities under plans to further restructure the Company’s operations. The Company will be relocating certain processes from Wallingford, Connecticut, to its Tijuana, Mexico facility as well as closing its Sunnyvale, California facility. The restructuring is intended to reduce costs and maximize operational efficiency and is anticipated to be completed by the end of fiscal year 2006.

In connection with the restructuring, the Company currently expects to incur additional restructuring charges of approximately $3,500 in the fourth quarter of fiscal year 2006 which are comprised of cash expenditures for employee severance and termination costs of approximately $2,500 and certain contract termination and other associated costs of up to $1,000. It is anticipated that employee severance and termination benefit payments will be made on a bi-weekly basis, and as such the Company anticipates payments to extend through the first half of fiscal year 2007. Amounts related to contract termination and other associated costs will be paid out over their remaining term, unless terminated earlier.

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

The following table provides detail on the activity and remaining restructuring accrual balance by category as of March 24, 2006.

	Restructuring Accrual at June 24, 2005	Restructuring Charges in Fiscal Year 2006	Net Cash Paid	Restructuring Accrual at March 24, 2006
Employee severance and termination benefits	$228	$4,497	$2,124	$2,601
Contractual obligations and other	—	540	195	345

Total	$228	$5,037	$2,319	$2,946

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

Inventories as of March 24, 2006 and June 24, 2005 consisted of the following:

	March 24, 2006	June 24, 2005
Finished goods	$7,983	$10,616
Work-in-process	1,839	5,041
Raw materials	13,450	25,971

Total inventories	$23,272	$41,628

For the thirteen-week and thirty-nine week periods ended March 24, 2006, the Company recorded a write-down in inventory of $618 and $8,354, respectively, associated with certain transport product lines, based upon management’s assessment of market conditions for these product lines.

6. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill was $131,099 and $131,963 as of March 24, 2006 and June 24, 2005, respectively. As of March 24, 2006 and June 24, 2005, goodwill was allocated by segment as follows:

	March 24, 2006	June 24, 2005
C-COR Access and Transport:
United States	$16,802	$16,696
Europe	6,770	6,767
Asia	—	982

	23,572	24,445
C-COR Solutions:
United States	99,881	99,850
Europe	315	329
Asia	354	362

	100,550	100,541
C-COR Network Services:
United States	6,977	6,977

Total	$131,099	$131,963

During the thirty-nine week period ended March 24, 2006, goodwill decreased $864, which consisted of reductions of $926 related to the divestiture of the Company’s operation in Mulgrave, Australia and $90 related to fluctuations in foreign currency exchange rates used to translate the goodwill related to foreign subsidiaries at the balance sheet date and increases of $121 related to an earn-out payment associated with the acquisition of Optinel Systems, Inc. and $31 related to direct acquisition costs.

Under SFAS 142, “Goodwill and Other Intangible Assets”, goodwill is no longer amortized. Rather, goodwill is subject to a periodic impairment test based on its fair value. The Company has selected the end of its third fiscal quarter of each year to reassess the value of its reporting units and related goodwill balance, or at other times if events have occurred or circumstances exist that indicate the carrying amount of goodwill may not be recoverable. The Company obtained an independent appraisal as of March 24, 2006 to assess the fair value of its reporting units, to determine whether goodwill carried on its books was impaired and the extent of such impairment, if any. The independent appraisal used the income approach to measure the fair value of the Company’s business units. Management’s assumptions regarding estimates of operating results and expected cash flows for each business unit were provided to the independent appraiser, along with historical operating performance. Under the income approach, fair value is dependent on the present value of future economic benefits to be derived from ownership. Future net cash flows available for distribution are discounted at market-based rates of return to provide indications of the value. Based upon this independent appraisal, the Company determined that its current goodwill balances were not impaired as of March 24, 2006.

Other intangible assets as of March 24, 2006 and June 24, 2005 consisted of the following:

	March 24, 2006	June 24, 2005
Cost of intangibles:
Purchased technology	$13,412	$18,400
Customer relationships	5,010	5,010
Covenants not-to-compete	860	860
Patents and trademarks	1,200	1,200

Total cost of intangibles	20,482	25,470

Less accumulated amortization:
Purchased technology	(8,631)	(5,843)
Customer relationships	(3,828)	(3,160)
Covenants not-to-compete	(804)	(553)
Patents and trademarks	(1,200)	(1,200)

Total accumulated amortization	(14,463)	(10,756)

Total other intangible assets, net	$6,019	$14,714

7. IMPAIRMENT CHARGES

During the thirteen-week and thirty-nine week periods ended March 24, 2006, the Company recorded impairment charges of $1,792 and $7,122, respectively. On April 7, 2006, the Company divested its operation located in Mulgrave, Australia in a sale of the business. The operation was included as part of the Company’s Access and Transport product segment. The terms of sale included a 1,500 Australian dollar cash payment ($1,081 United States dollars) for the business. A loss on the sale of business of $1,792 was recorded as an impairment charge during the thirteen-week period ended March 24, 2006 (see Note 17).

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

As of March 24, 2006, the aggregate amount of letters of credit issued under the Agreement was $3,339. A cash compensating balance of $3,547 (includes interest earned on account) is maintained to secure the letters of credit. The cash compensating balance is classified as part of restricted cash on the condensed consolidated balance sheet.

9. ACCRUED LIABILITIES

Accrued liabilities as of March 24, 2006 and June 24, 2005 consisted of the following:

	March 24, 2006	June 24, 2005
Accrued vacation expense	$3,828	$4,170
Accrued salary expense	2,360	4,597
Accrued salary benefits	883	891
Accrued sales tax expense	654	840
Accrued warranty expense	5,024	6,575
Accrued workers’ compensation expense	646	616
Accrued restructuring costs	2,946	228
Accrued income taxes payable	795	1,007
Accrued other	6,904	6,375

	$24,040	$25,299

10. NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding and potential common shares outstanding. Potential common shares result from the assumed exercise of outstanding stock options and warrants having a dilutive effect, calculated under the treasury stock method using the average market price for the period, and from the potential conversion of the Company’s 3.5% senior convertible notes, calculated under the if-converted method. In addition, in computing the dilutive effect of the convertible debt, the net loss is adjusted to add back the after-tax amount of interest and amortized debt issuance costs recognized in the period associated with the convertible debt. Any potential shares that are antidilutive are excluded from the effect of dilutive securities.

For the thirteen-week periods ended March 24, 2006 and March 25, 2005, total potential common shares of 8,831,454 and 8,642,171, respectively, were excluded from the diluted net loss per share calculation because they were antidilutive. For the thirty-nine week periods ended March 24, 2006 and March 25, 2005, total potential common shares of 8,983,032 and 6,641,243, respectively, were excluded from the diluted net loss per share calculation because they were antidilutive.

11. COMPREHENSIVE LOSS

The components of accumulated other comprehensive income (loss), net of tax, if applicable, are as follows:

	March 24, 2006	June 24, 2005
Unrealized gain (loss) on marketable securities	$(14)	$(1)
Foreign currency translation gain	4,617	5,388

Accumulated other comprehensive income	$4,603	$5,387

The components of comprehensive loss for the thirteen-week and thirty-nine week periods ended March 24, 2006 and March 25, 2005 are as follows:

	Thirteen Weeks Ended
	March 24, 2006	March 25, 2005
Net loss	$(7,948)	$(17,349)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	(30)	30
Foreign currency translation loss	(166)	(1,264)

Other comprehensive loss	(196)	(1,234)

Comprehensive loss	$(8,144)	$(18,583)

	Thirty-nine Weeks Ended
	March 24, 2006	March 25, 2005
Net loss	$(38,487)	$(19,950)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	(13)	104
Foreign currency translation gain (loss)	(771)	2,172

Other comprehensive income (loss)	(784)	2,276

Comprehensive loss	$(39,271)	$(17,674)

The Company accounts for certain intercompany loans that are denominated in various foreign currencies as being permanent in nature, as settlement is not planned or anticipated in the foreseeable future. As such, foreign currency translation gains and losses related to these loans are excluded from net loss and reported as a component of other comprehensive loss.

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

Management concluded during the third quarter of fiscal year 2003 that a valuation allowance against net deferred tax assets was appropriate, primarily as a result of the cumulative losses during fiscal years 2001, 2002 and 2003, and recorded a valuation allowance as of that date. The Company expects to maintain the valuation allowance on deferred tax assets until a level of profitability is achieved and sustained in the applicable tax jurisdictions that demonstrates it is more likely than not that the Company will be able to realize all or part of the deferred tax assets. As of March 24, 2006, a valuation allowance on substantially all of the deferred tax assets remains, except in certain foreign jurisdictions where the Company is profitable. Income tax expense for the thirteen-week and thirty-nine week periods ended March 24, 2006 arose primarily from the recognition of valuation allowance during the periods. Income tax expense for the thirteen-week and thirty-nine week periods ended March 24, 2006 also included deferred taxes and current taxes paid or payable in those foreign jurisdictions where the Company is profitable.

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

13. GUARANTEES

As of March 24, 2006, the Company did not have any outstanding guarantees, except for product warranties. The Company warrants its products against defects in materials and workmanship, generally for one-to-five years depending upon product lines and geographic regions. A provision for estimated future costs related to warranty activities is recorded when the product is shipped, based upon historical experience of product failure rates and historical costs incurred in correcting product failures. In addition, from time to time, the recorded amount is adjusted for specifically identified warranty exposures where unforeseen technical problems arise.

Changes in the Company’s warranty liability during the thirty-nine week period ended March 24, 2006 are as follows:

Balance as of June 24, 2005	$6,575
Warranties issued during the period	1,204
Warranty liability divested in sale of product line	(255)
Settlements made during the period	(1,292)
Changes in the liability for pre-existing warranties during the period	(1,208)

Balance as of March 24, 2006	$5,024

In the normal course of business, the Company is party to certain off-balance sheet arrangements including indemnifications, and financial instruments with off-balance sheet risk, such as bank letters of credit (see Note 8) and performance or surety bonds. Liabilities related to these arrangements are not reflected in the consolidated balance sheets, and the Company does not expect any material impact on its cash flows, results of operations or financial condition to result from these off-balance sheet arrangements.

The Company’s C-COR Network Services segment uses surety bonds to secure performance obligations as a contractor in various state and local jurisdictions. As of March 24, 2006, the Company had $1,760 of outstanding surety bonds. To the extent that surety bonds become unavailable, the Company would need to replace the surety bonds or seek to secure them with letters of credit, cash deposits, or other suitable forms of collateral.

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

Information about the Company’s industry segments for the thirteen-week and thirty-nine week periods ended March 24, 2006 and March 25, 2005 is as follows:

	C-COR Access and Transport	C-COR Network Services	C-COR Solutions	Unallocated	Total
Thirteen-week period ended March 24, 2006
Net sales	$35,765	$14,057	$10,560	$—	$60,382
Depreciation and amortization	641	122	1,141	564	2,468
Income (loss) from operations	6,165	1,235	(1,186)	(14,245)	(8,031)
Income tax expense	—	—	—	676	676
Identifiable assets at March 24, 2006	73,875	23,986	139,446	54,865	292,172
Capital expenditures	41	197	212	306	756

Thirteen-week period ended March 25, 2005
Net sales	$36,714	$5,637	$5,806	$—	$48,157
Depreciation and amortization	1,368	111	1,154	473	3,106
Income (loss) from operations	7,206	(2,431)	(4,571)	(17,837)	(17,633)
Income tax expense	—	—	—	(402)	(402)
Identifiable assets at March 25, 2005	114,383	30,325	158,908	25,951	329,567
Capital expenditures	369	23	74	521	987

Thirty-nine week period ended March 24, 2006
Net sales	$112,952	$38,760	$38,832	$—	$190,544
Depreciation and amortization	3,234	346	3,456	1,602	8,638
Income (loss) from operations	10,608	3,036	(3,487)	(47,438)	(37,281)
Income tax expense	—	—	—	1,994	1,994
Identifiable assets at March 24, 2006	73,875	23,986	139,446	54,865	292,172
Capital expenditures	911	593	1,058	1,990	4,552

Thirty-nine week period ended March 25, 2005
Net sales	$123,106	$33,718	$11,919	$—	$168,743
Depreciation and amortization	4,901	372	2,024	1,293	8,590
Income (loss) from operations	24,512	1,775	(7,043)	(39,197)	(19,953)
Income tax expense	—	—	—	908	908
Identifiable assets at March 25, 2005	114,383	30,325	158,908	25,951	329,567
Capital expenditures	1,946	244	295	964	3,449

The Company and its subsidiaries operate in various geographic areas. The table below presents the Company’s operations in the following geographic areas:

	Thirteen Weeks Ended
	March 24, 2006	March 25, 2005
Sales:
United States	$43,394	$30,530
Europe	11,602	11,228
Asia	2,931	3,622
Canada	795	724
Latin America	1,660	2,053

Total	$60,382	$48,157

	Thirty-nine Weeks Ended
	March 24, 2006	March 25, 2005
Sales:
United States	$131,965	$109,026
Europe	39,869	40,679
Asia	11,453	9,221
Canada	2,340	2,140
Latin America	4,917	7,677

Total	$190,544	$168,743

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

The Company’s primary type of share-based compensation consists of non-qualified stock options issued under the Incentive Plan. The total number of shares authorized to be granted under all share-based plans is 2,536,834. The Company funds shares issued upon exercise out of available authorized shares.

A summary of the status of the Company’s stock option plans as of March 24, 2006 is presented below:

	Number of Shares	Weighted-Avg. Exercise Price	Remaining Contractual Term	Intrinsic Value (in thousands)
Outstanding at June 24, 2005	5,812,582	$9.72	—	—
Granted	685,850	$6.84	—	—
Exercised	(104,197)	$4.52	—	$334
Expired	(46,688)	$12.23	—	—
Forfeited	(154,299)	$11.21	—	—

Outstanding at September 23, 2005	6,193,248	$9.16	4.9	$2,318
Granted	174,500	$6.39	—	—
Exercised	(1,860)	$2.05	—	$4
Expired	(178,777)	$10.89	—	—
Forfeited	(70,432)	$7.35	—	—

Outstanding at December 23, 2005	6,116,679	$9.05	4.8	$1,091
Granted	1,800	$6.28	—	—
Exercised	(68,268)	$4.82	—	$149
Expired	(23,910)	$9.64	—	—
Forfeited	(205,082)	$7.50	—	—

Outstanding at March 24, 2006	5,821,219	$9.13	4.4	$5,069

Options exercisable at March 24, 2006	3,725,641	$10.14	3.2	$3,497

The total intrinsic value of options exercised for the thirteen-week and thirty-nine week periods ended March 25, 2005 was $199 and $547, respectively.

The following table summarizes information about the Company’s outstanding stock options as of March 24, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 3/24/06	Weighted-Avg. Remaining Contractual Life (Years)	Weighted-Avg. Exercise Price	Number Exercisable at 3/24/06	Weighted-Avg. Exercise Price
$ 0.80	4,357	0.1	$0.80	4,357	$0.80
$ 1.50	22,793	3.7	$1.50	22,793	$1.50
$ 3.05 to $4.51	674,473	4.7	$3.68	485,773	$3.69
$ 4.75 to $7.12	1,659,953	5.1	$6.46	863,303	$6.22
$ 7.17 to $10.69	2,078,478	5.3	$8.23	972,125	$8.06
$10.94 to $16.41	869,609	2.3	$12.49	865,734	$12.49
$17.56 to $22.94	423,575	2.1	$21.89	423,575	$21.89
$26.44 to $39.13	87,231	1.8	$30.07	87,231	$30.07
$39.94	750	2.1	$39.94	750	$39.94

	5,821,219	4.4	$9.13	3,725,641	$10.14

The following table presents information regarding unvested share activity during the thirteen-week periods ended September 23, 2005, December 23, 2005, and March 24, 2006:

	Unvested Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at June 25, 2005	2,032,390	$5.04
Granted	685,850	$3.59
Vested	(24,880)	$7.67
Forfeited	(154,299)	$3.85

Unvested at September 23, 2005	2,539,061	$4.60
Granted	174,500	$3.37
Vested	(254,663)	$3.63
Forfeited	(70,432)	$4.96

Unvested at December 23, 2005	2,388,466	$4.59
Granted	1,800	$4.89
Vested	(89,606)	$5.74
Forfeited	(205,082)	$5.19

Unvested at March 24, 2006	2,095,578	$4.48

As of March 24, 2006, there was $4,512 of total unrecognized compensation cost related to non-vested, share-based compensation arrangements related to stock options granted under the Incentive Plan. That cost is expected to be recognized over a weighted-average period of 1.94 years.

16. SALE OF PRODUCT LINE

On March 7, 2006, the Company divested its digital video product line, which was deemed to be a non-strategic product line, in a sale to Newfound Technologies Corporation, a privately held, Massachusetts-based supplier of electronic hardware. The sale included the Company’s DV6000® series of products, which was included in our Access and Transport product segment.

The terms of sale included a $4,000 cash payment, which was made up of an initial payment of $3,400 and an installment receivable for $600,000 to be paid in three (3) quarterly installments of $200,000 each, payable 90, 180, and 270 days from the closing date of March 7, 2006. Additional contingent cash consideration will be paid to the Company if certain sales objectives are achieved in the twenty-five months immediately following March 7, 2006. The sale included the transfer of assets, primarily inventory and fixed assets, and certain liabilities. The Company recorded a gain of $1,970 related to the sale of this product line during the thirteen-week period ended March 24, 2006.

17. SUBSEQUENT EVENTS

Impairment Charges:

On April 7, 2006, the Company divested its operation located in Mulgrave, Australia in a sale of business transaction. The operation was included as part of the Company’s Access and Transport segment. The terms of sale included a 1,500 Australian dollar cash payment ($1,081 United States dollars) for the business. A loss on the sale of business of $1,792 was recorded as an impairment charge during the thirteen-week period ended March 24, 2006. No significant gain or loss is expected to be realized on the sale for tax purposes. Accordingly, there was no adjustment to deferred income taxes in the thirteen-week period ended March 24, 2006 related to the impairment charge. Adjustments to deferred income taxes, loss carry forwards and the corresponding valuation allowance, if any, to recognize the tax effect of the sale, will be recorded at the end of the Company’s fiscal year.

Litigation and Contingencies:

nCUBE Corporation, which was acquired by the Company on December 31, 2004, initiated litigation against SeaChange International, Inc. (SeaChange) for patent infringement on January 8, 2001 in the United States Federal District Court in Delaware. The complaint alleged that SeaChange was violating nCUBE’s U.S. patent 5,805,804 entitled “Method and Apparatus for Scalable, High Bandwidth Storage, Retrieval, and Transportation of Multimedia Data on a Network” (the ‘804 patent). The jury returned a verdict finding that: (1) SeaChange infringed the ‘804 patent both literally and under the doctrine of equivalents; (2) SeaChange’s infringement was willful; (3) the asserted claims were not invalid; and (4) Company was entitled to damages of $1.7 million plus a running royalty of 7% on all of SeaChange’s sales of the infringing product. In April 2004, the district court entered judgment on the jury verdict and awarded nCUBE 2/3 of its attorney fees and enhanced damages by a factor of two. SeaChange appealed the jury’s verdict and the district court’s award to the United States Court of Appeals for the Federal Circuit.

On January 9, 2006, the U.S. Court of Appeals for the Federal Circuit affirmed the jury’s finding that SeaChange infringed the ‘804 patent and that such infringement was willful. The appellate court also affirmed the district court’s award of 2/3 of nCUBE’s attorney fees and the award of enhanced damages. On January 24, 2006, SeaChange filed a Consolidated Petition for Panel Rehearing and Rehearing En Banc, which was subsequently denied. On April 20, 2006, the Company received payment of the award of $8,021. The award requires an allocation to certain third-parties which has not yet been finally determined, and as such, the amount the Company will retain from the award is uncertain at this time.

Gain on sale of bankruptcy trade claims:

In November 2003, the Company sold substantially all of its pre-petition claims in the bankruptcy cases of Adelphia and affiliates related to accounts receivables and received an initial payment at that time, with additional amounts being held in escrow pending the resolution of certain contingencies. On April 28, 2006, the Company received $11,810 (including interest income of $393,000) of the additional funds held in escrow. The funds received will be recorded as a gain on sale of bankruptcy trade claims in the fourth quarter of fiscal year 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion addresses the financial condition of C-COR Incorporated as of March 24, 2006, and the results of our operations for the thirteen-week and thirty-nine week periods ended March 24, 2006, compared to the same periods of the prior fiscal year. This discussion should be read in conjunction with the Management’s Discussion and Analysis section for the fiscal year ended June 24, 2005, included in the Company’s Annual Report on Form 10-K.

Disclosure Regarding Forward-Looking Statements

Some of the information presented in this report contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, among others, our ability to develop and expand our product offerings, our continued investment in research and product development, fluctuations in network upgrade activity and the level of future network upgrade activity, both domestically and internationally, fluctuations in the global demand for our products, services and software, future sales revenue of our segments, both domestically and internationally, demand for our product line offerings in international markets, the effect of revenue levels in general, sales mix, competitive pricing, the timing of new product introductions and the timing of deployments of our content management and operational support software systems on our future overall gross margin, our expectation to maintain valuation allowances related to net tax benefits arising from temporary differences and operating loss carryforwards, our intention to continue our initiatives to achieve cost-effective operations, including undertaking additional restructuring initiatives and implementing current restructuring and cost reduction plans, the adequacy of our cash and cash equivalent balances and our marketable securities to cover our operating cash requirements over the next 12 to 18 months, statements relating to our business strategy and the effect of accounting pronouncements required to be adopted by the Company. Forward-looking statements represent our judgment regarding future events. Although we believe we have a reasonable basis for these forward-looking statements, we cannot guarantee their accuracy and actual results may differ materially from those anticipated due to a number of known and unknown uncertainties. Factors that could cause actual results to differ from expectations include, among others, capital spending patterns of the communications industry, our ability to develop new and enhanced products, the timing for scheduled completion of certain projects and customer acceptance requirements, continued industry consolidation, the development of competing technologies, the effect of increased competition from satellite providers and telephone companies on the capital spending budgets of our cable customers, changes in the credit profiles of major customers that would lead us to restrict new product shipments or record an increase in the allowance for doubtful accounts, timing of recognizing software revenues, changes in our sales mix, the effect of competitive pricing, an impairment of goodwill recorded on our balance sheet, the success of our initiatives to achieve cost-effective operations, our ability to integrate our operations and the operations of companies we have acquired, our ability to convert our backlog into sales, and our ability to achieve our strategic objectives. For additional information concerning these and other important factors that may cause our actual results to differ materially from expectations and underlying assumptions, please refer to the reports filed by us with the Securities and Exchange Commission.

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

Net sales for the thirteen-week period ended March 24, 2006 were $60.4 million, an increase of 25% over the $48.2 million recorded in the same period of the prior year, reflecting higher revenues from the sale of content and operations management systems and technical services. Content and operations management systems revenues increased 83% to $10.6 million for the thirteen-week period ended March 24, 2006 compared to $5.8 million for the same period of the prior year, primarily due to customer acceptances during the 2006 period of systems and software applications for advertising insertion and video on demand (VOD) product lines. Technical services revenues increased 146% to $14.0 million for the thirteen-week period ended March 24, 2006 compared to $5.7 million for the same period of the prior year, primarily due to increased recurring services projects and upgrade work. These increases were partially offset by lower revenues for access and transport products. Our largest customer during the quarter was Time Warner Cable accounting for 29% of net sales, and international customers accounting for 28% of net sales. Gross margins declined slightly to 32.7% during the thirteen-week period ended March 24, 2006, compared to gross margins of 33.0% for the same period of the prior year. Contributing to the decline in gross margin was product mix and a $618,000 write-down in inventory associated with certain transport product lines due to the Company’s decision to cease selling certain product lines. Operating expense levels, for both selling and administrative expense and research and product development expense, declined during the thirteen-week period ended March 24, 2006 compared to the same period of the prior year as a result of lower personnel and administrative expense resulting from restructuring initiatives implemented to improve our cost structure as well as settlement of certain contingent liabilities below their recorded values. These decreases were offset by increased expense due to recording stock-based compensation associated with our adoption of Statement of Financial Accounting Standards No. 123R – “Share-Based Payment” (Statement 123R) as of June 25, 2005 (see Note 3). The Company incurred $3.3 million in restructuring charges during the quarter associated with a restructuring plan approved on January 3, 2006, and from previously announced restructurings. During the quarter, we completed the sale of our DV6000® product line for $4.0 million, resulting in a gain on the sale of $2.0 million. Additional contingent cash consideration will be paid to us if certain sales objectives are achieved in the twenty-five months immediately following March 7, 2006. In addition, we recorded an impairment charge of $1.8 million related to the divestiture of our operation located in Mulgrave, Australia in a sale of the business which was completed on April 7, 2006. The impairment charge was recorded as of March 24, 2006 (see Note 17).

At March 24, 2006, we had recorded $131.1 million of goodwill and $6.0 million of other intangible assets, net. While goodwill is no longer amortized, we are required to assess whether goodwill is impaired at least annually and more frequently if circumstances warrant. Our annual assessment was performed during the thirteen-week period ended March 24, 2006, and no impairment was indicated. In the future, if an impairment of goodwill is indicated, it could result in a substantial charge to earnings, which would have a material adverse effect on our results of operation and financial position in the period in which such impairment is recorded.

Results of Operations

The following table contains information regarding the percentage of net sales of our condensed consolidated statements of operations for the thirteen-week and thirty-nine week periods ended March 24, 2006 and March 25, 2005.

	Percentages of Net Sales
	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	March 24, 2006	March 25, 2005	March 24, 2006	March 25, 2005
Net sales:
Products	59.2%	76.2%	59.3%	73.0%
Services	23.3	11.7	20.3	20.0
Content and operations management systems	17.5	12.1	20.4	7.0

Total net sales	100.0	100.0	100.0	100.0

Cost of sales:
Products	36.1	44.4	37.9	42.9
Services	20.1	15.8	17.7	17.9
Content and operations management systems	10.1	6.8	10.5	3.3
Excess and obsolete inventory charge	1.0	0.0	4.4	0.0

Total cost of sales	67.3	67.0	70.5	64.1

Gross margin	32.7	33.0	29.5	35.9

Operating expenses:
Selling and administrative	24.6	35.6	26.4	25.6
Research and product development	14.7	22.2	15.5	15.8
Amortization of intangibles	1.5	3.5	1.9	2.4
Acquired in-process technology charge	0.0	8.3	0.0	3.5
Impairment charges	3.0	0.0	3.7	0.0
Gain on sale of product line	(3.2)	0.0	(1.0)	0.0
Restructuring charge	5.4	0.0	2.6	0.4

Total operating expenses	46.0	69.6	49.1	47.7

Loss from operations	(13.3)	(36.6)	(19.6)	(11.8)

Interest expense	(0.6)	(0.6)	(0.5)	(0.2)
Investment income	0.7	0.5	0.6	0.6
Foreign exchange gain (loss)	0.8	0.3	0.1	0.1
Other income, net	0.3	(0.4)	0.2	0.0

Loss before income taxes	(12.1)	(36.8)	(19.2)	(11.3)
Income tax expense (benefit)	1.1	(0.8)	1.0	0.5

Net loss	(13.2)%	(36.0)%	(20.2)%	(11.8)%

The tables below set forth our net sales for the thirteen-week and thirty-nine week periods ended March 24, 2006 and March 25, 2005, for each of our reportable segments.

	Thirteen Weeks Ended
	(in millions of dollars)
	March 24, 2006		Change from Prior Period %	March 25, 2005
Operating Segment	Net Sales	%		Net Sales	%
C-COR Access and Transport	$35.8	59	(2)	$36.7	76
C-COR Network Services	14.0	23	146	5.7	12
C-COR Solutions	10.6	18	83	5.8	12

	$60.4	100	25	$48.2	100

	Thirty-Nine Weeks Ended
	(in millions of dollars)
	March 24, 2006		Change from Prior Period %	March 25, 2005
Operating Segment	Net Sales	%		Net Sales	%
C-COR Access and Transport	$112.9	59	(8)	$123.1	73
C-COR Network Services	38.8	20	15	33.7	20
C-COR Solutions	38.8	21	226	11.9	7

	$190.5	100	13	$168.7	100

The table below sets forth our net sales for the thirteen-week and thirty-nine week periods ended March 24, 2006 and March 25, 2005 by geographic region.

	Thirteen Weeks Ended
	(in millions of dollars)
	March 24, 2006		Change from Prior Period %	March 25, 2005
Geographic Region	Net Sales	%		Net Sales	%
United States	$43.4	72	42	$30.6	63
Europe	11.6	19	4	11.2	23
Asia	2.9	5	(19)	3.6	8
Canada	.8	1	14.7		2
Latin America	1.7	3	(19)	2.1	4

Consolidated	$60.4	100	25	$48.2	100

	Thirty-Nine Weeks Ended
	(in millions of dollars)
	March 24, 2006		Change from Prior Period %	March 25, 2005
Geographic Region	Net Sales	%		Net Sales	%
United States	$132.0	69	21	$109.0	65
Europe	39.9	21	(2)	40.7	24
Asia	11.4	6	24	9.2	5
Canada	2.3	1	10	2.1	1
Latin America	4.9	3	(36)	7.7	5

Consolidated	$190.5	100	13	$168.7	100

Net Sales. Net sales increased 25% and 13% for the thirteen-week and thirty-nine week periods ended March 24, 2006, respectively, compared to the same periods of the prior year. The higher revenues for the thirteen-week and thirty-nine week periods resulted from increased sales of technical services and content and operational support systems, including product lines acquired from nCUBE Corporation (nCUBE) in the third quarter of fiscal year 2005. The increases were partially offset by a decline in revenue from access and transport products, primarily in international regions.

C-COR Access and Transport segment sales decreased 2% and 8% for the thirteen-week and thirty-nine week periods ended March 24, 2006,

respectively, compared to the same periods of the prior year. For the thirteen-week period ended March 24, 2006, the decreases were driven by reduced shipments to international regions, primarily Europe and Latin America, which were partially offset by increased shipments to certain domestic customers. For the thirty-nine week period ended March 24, 2006, access and transport product sales declined for all regions with the exception of Asia, reflecting decreased volumes and, in general, demands for certain types of products. Sales of radio frequency amplifiers were $20.5 million and $63.7 million for the thirteen-week and thirty-nine week periods ended March 24, 2006, respectively, compared with $22.9 million and $71.6 million for the same periods of the prior year. Optical product sales were $15.3 million and $49.2 million for the thirteen-week and thirty-nine week periods ended March 24, 2006, respectively, compared with $13.8 million and $51.5 million for the same periods of the prior year. Shifts in product mix resulted from new build and upgrade requirements, which depend on the network architecture deployed by our customers. We anticipate C-COR Access and Transport sales will be higher in the fourth quarter of fiscal year 2006.

C-COR Network Services segment sales increased 146% and 15% for the thirteen-week and thirty-nine week periods ended March 24, 2006, respectively, compared to the same periods of the prior year. The higher sales were the result of increased recurring services projects with Time Warner Cable during the thirteen-week and thirty-nine week periods and upgrade projects with Mediacom Communications. The increases were offset by lower sales to Adelphia Communications (Adelphia), which had accounted for a substantial portion of revenues in fiscal year 2005 related to upgrade projects. We expect C-COR Network Services sales to be lower in the fourth quarter of fiscal year 2006.

C-COR Solutions segment sales increased 83% and 226% for the thirteen-week and thirty-nine week periods ended March 24, 2006, respectively, compared to the same periods of the prior year. Our C-COR Solutions segment results reflect the sales of our content management and operations support systems. The increases for the periods resulted primarily from increased sales of systems and software applications for advertising insertion and VOD products deriving from the acquisition of nCUBE in the third quarter of fiscal year 2005. The majority of revenues in this segment are derived from sales under multiple element arrangements, whereby revenues are recognized using the completed contract method of accounting or, in some cases, are recognized ratably over the delivery period. As a result, revenues in the C-COR Solutions segment are affected by the timing of new orders and customer acceptance requirements. Software license and associated professional services revenue for our mobile workforce software product line is recognized using the percentage of completion method of accounting due to our ability to reliably estimate contract costs at the inception of the contracts. We expect C-COR Solutions sales to increase in the fourth quarter of fiscal year 2006 based upon the anticipated timing for scheduled completion of certain projects and customer acceptances.

Domestic sales increased for the thirteen-week and thirty-nine week period ended March 24, 2006, due primarily to increased recurring services sales for C-COR Network Services with Time Warner Cable and upgrade work with Mediacom. In addition, domestic revenues increased for C-COR Solutions advertising insertion and VOD product lines which were acquired from nCUBE in the third quarter of fiscal year 2005. Domestic sales for the thirty-nine week period ended March 24, 2006 also increased for C-COR Solutions and C-COR Network Services segments with the majority of the increase deriving primarily from C-COR Solutions systems and software applications for advertising insertion and VOD product lines, which was offset by a decline in C-COR Access and Transport sales.

International sales decreased for the thirteen-week and thirty-nine week periods ended March 24, 2006, due primarily to lower C-COR Access and Transport sales in Europe and Latin America, which were partially offset by increased revenues for VOD. We believe that future capital spending in European markets will be primarily driven by increased competition for enhanced broadband services requiring telecommunication providers to upgrade their networks to support these enhanced services. Our international sales have been primarily C-COR Access and Transport segment sales, but we anticipate growth in our international C-COR Solutions segment sales. We expect demand for our product line offerings in international markets will continue to be highly variable. The international markets represent distinct markets in which capital spending decisions for network equipment and solutions are affected by a variety of factors, including access to financing and general economic conditions.

The table below sets forth our backlog by industry segment as of March 24, 2006 compared to December 23, 2005:

	Thirteen Weeks Ended
	(In millions of dollars)
Operating Segment	March 24, 2006 Backlog	%	Change %	December 23, 2005 Backlog	%
C-COR Access and Transport	$29.5	29	36	$21.7	23
C-COR Network Services	26.3	26	(12)	29.8	32
C-COR Solutions	45.4	45	9	41.8	45

Consolidated	$101.2	100	8	$93.3	100

As of March 24, 2006, the backlog for our C-COR Access and Transport segment increased for both domestic and international customers due to the timing of new bookings during the quarter. Our backlog of C-COR Network Services decreased during the quarter due to the anticipated wind down of certain upgrade projects. The increase in backlog for C-COR Solutions resulted from both increased domestic and international software license and maintenance bookings during the quarter. The Company includes in backlog customer orders that are anticipated to result in revenue being recognized over the next twelve months. The majority of orders in backlog for C-COR Access and Transport will result in revenue over the next six months while orders in backlog of the other two segments typically include a portion that will result in revenue over the latter part of the twelve month period.

We make management decisions based on our backlog, including hiring of personnel, purchasing of materials, and other matters that may increase our production capabilities and costs. Cancellations, delays or reductions of orders could adversely affect our results of operations and financial condition.

Gross Margin. The following table sets forth our gross margins by operating segment during the thirteen-week and thirty-nine week periods ended March 24, 2006 compared to the same periods of the prior year.

	Thirteen Weeks Ended
Operating Segment	March 24, 2006 Gross Margin %	Change Points	March 25, 2005 Gross Margin %
C-COR Access and Transport	37.4	(4.4)	41.8
C-COR Network Services	13.6	48.5	(34.9)
C-COR Solutions	42.2	(1.1)	43.3

Consolidated	32.7	(0.3)	33.0

	Thirty-nine weeks Ended
Operating Segment	March 24, 2006 Gross Margin %	Change Points	March 25, 2005 Gross Margin %
C-COR Access and Transport	28.7	(12.4)	41.1
C-COR Network Services	13.0	2.8	10.2
C-COR Solutions	48.4	(5.4)	53.8

Consolidated	29.5	(6.3)	35.8

Consolidated gross margins were 32.7% and 29.5% for the thirteen-week and thirty-nine week periods ended March 24, 2006, respectively, compared to 33.0% and 35.8% for the same periods of the prior year. The decrease in C-COR Access and Transport segment gross margins for the thirteen-week and thirty-nine week periods ended March 24, 2006, compared the same periods of the prior year were primarily due to a $618,000 and $8.4 million dollar write-down in inventory for the thirteen-week and thirty-nine week periods ended March 24, 2006, respectively, associated with certain transport product lines, based on management’s assessment of market conditions for these product lines. In addition, lower volumes and product mix also contributed to the decline in gross margin for the periods. For the C-COR Network Services segment, gross margins increased for the thirteen-week and thirty-nine week periods ended March 24, 2006, compared to the same periods of the prior year. Higher project costs and adjustments associated with the Adelphia upgrade projects in fiscal year 2005 contributed to lower margins during the prior year periods. For the C-COR Solutions segment, gross margins decreased for the thirteen-week and thirty-nine week periods ended March 24, 2006, compared to the same periods of the prior year. The decreases in gross margins were due primarily to higher excess and obsolete inventory charges associated with general product demand levels and product mix. We anticipate that our future gross margins in all of our business segments will continue to be affected by many factors, including revenue levels in general, sales mix, competitive pricing pressures, the timing of new product introductions and the timing of deployments for certain of our content management and operational support software solutions.

Selling and Administrative. Selling and administrative expenses were $14.9 million and $50.2 million for the thirteen-week and thirty-nine week periods ended March 24, 2006, respectively, compared to $17.1 million and $43.3 million for the same periods of the prior year. Selling and administrative expenses decreased 13% during the thirteen-week period ended March 24, 2006, compared to the same period of the prior year, as a result of lower personnel and administrative expenses resulting from restructuring initiatives implemented in order to reduce costs and the reduction of accruals for certain loss contingencies. Selling and administrative expenses increased 16% during the thirty-nine week period ended March 24, 2006, compared to the same period of the prior year, as a result of higher personnel and administrative expense associated with the acquisition of nCUBE in the third quarter of fiscal year 2005, and stock-based compensation associated with the adoption of Statement of Financial Accounting Standards No. 123R – “Share-Based Payment” (Statement 123R), effective as of June 25, 2005.

Research and Product Development. Research and product development expenses were $8.9 million and $29.5 million for the thirteen-week and thirty-nine week periods ended March 24, 2006, respectively, compared to $10.7 million and $26.6 million for the same periods of the prior year. This represents a decrease of 17% and an increase of 11% during the thirteen-week and thirty-nine week periods ended March 24, 2006, respectively, over the comparable periods of the prior year.

The tables below set forth our research and product development expenses for the thirteen-week and thirty-nine week periods ended March 24, 2006 and March 25, 2005, for each of our reportable segments.

	Thirteen Weeks Ended
	(in millions of dollars)
	March 24, 2006		Change from Prior Period %	March 25, 2005
Operating Segment	Expense	%		Expense	%
C-COR Access and Transport	$3.5	39	(34)	$5.3	50
C-COR Solutions	5.1	57	0	5.1	48
Unallocated	.3	4	0	.3	2

	$8.9	100	(17)	$10.7	100

	Thirty-Nine Weeks Ended
	(in millions of dollars)
	March 24, 2006		Change from Prior Period %	March 25, 2005
Operating Segment	Expense	%		Expense	%
C-COR Access and Transport	$13.2	45	(19)	$16.2	61
C-COR Solutions	15.5	53	60	9.7	36
Unallocated	.8	2	14	.7	3

	$29.5	100	11	$26.6	100

Research and product development expenses in the C-COR Access and Transport segment decreased for the thirteen-week and thirty-nine week periods ended March 24, 2006, due primarily to lower personnel costs resulting from reductions in personnel. Research and product development expenses in the C-COR Solutions segment increased for the thirty-nine week period ended March 24, 2006, primarily due to higher personnel costs resulting from the acquisitions of Stargus, Inc. and nCUBE during fiscal year 2005. We believe sustained commitment to product development efforts will be required for us to remain competitive, and anticipate continuing investments in research and product development in future periods related to network infrastructure products and content and operations management systems.

Gain on Sale of Product Line.

On March 7, 2006, we divested our digital video product line, which was deemed to be a non-strategic product line, in a sale to Newfound Technologies Corporation, a privately held, Massachusetts-based supplier of electronic hardware. The sale included our DV6000® series of products, which was included in our Access and Transport product segment.

The terms of sale included a $4.0 million cash payment, which was made up of an initial payment of $3.4 million and an installment receivable for $600,000 to be paid in three (3) quarterly installments of $200,000 each, payable 90, 180, and 270 days from the closing date of March 7, 2006. Additional contingent cash consideration will be paid to us if certain sales objectives are achieved in the twenty-five months immediately following March 7, 2006. The sale included the transfer of assets, primarily inventory and fixed assets, and certain liabilities. We recorded a gain of $2.0 million related to the sale of this product line during the thirteen-week period ended March 24, 2006.

Restructuring Charges. Restructuring charges were $3.3 million and $5.0 million for the thirteen-week and thirty-nine week periods ended March 24, 2006, respectively, compared to restructuring charges of $57,000 and $676,000 for the same periods of the prior year. During the thirteen-week period ended March 24, 2006, we approved and initiated a plan to further restructure our operations, which is expected to result in workforce reductions of approximately 225 employees with the closure and downsizing of certain facilities. We will be relocating certain processes from Wallingford, Connecticut to our Tijuana, Mexico facility as well as close our Sunnyvale, California facility. The restructuring is intended to reduce costs and maximize operational efficiency and is anticipated to be substantially completed by the end of fiscal year 2006.

In connection with the restructuring, we expect to incur additional restructuring charges of approximately $3.5 million in the fourth quarter of fiscal year 2006, which is comprised of cash expenditures for employee severance and termination costs of approximately $2.5 million and certain contract termination and other associated costs of up to $1.0 million. It is anticipated that employee severance and termination benefit payments will be made on a bi-weekly basis, and as such we anticipate payments to extend through the first half of fiscal year 2007. Amounts related to contract termination and other associated costs will be paid out over their remaining term, unless terminated earlier.

Operating Income (Loss) By Segment. The tables below set forth our operating income (loss), excluding unallocated items, for the thirteen-week and thirty-nine week periods ended March 24, 2006 and March 25, 2005, for each of our reportable segments.

	Thirteen Weeks Ended
	(in millions of dollars)
	March 24, 2006 Operating Income (Loss)	Change from Prior Period $	March 25, 2005 Operating Income (Loss)
Operating Segment
C-COR Access and Transport	$6.2	(1.0)	$7.2
C-COR Network Services	1.2	3.6	(2.4)
C-COR Solutions	(1.2)	3.4	(4.6)

	Thirty-Nine Weeks Ended
	(in millions of dollars)
	March 24, 2006 Operating Income (Loss)	Change from Prior Period $	March 25, 2005 Operating Income (Loss)
Operating Segment
C-COR Access and Transport	$10.6	(13.9)	$24.5
C-COR Network Services	3.0	1.2	1.8
C C-COR Solutions	(3.5)	3.5	(7.0)

Operating income (excluding unallocated items) for the C-COR Access and Transport segment decreased for the thirteen-week and thirty-nine week periods ended March 24, 2006, compared to the same periods of the prior year due to lower revenues and gross margins, which included the write-down of inventory associated with certain transport product lines, as well as restructuring costs incurred during the periods. Operating income (excluding unallocated items) for the C-COR Network Services segment increased for the thirteen-week and thirty-nine week periods ended March 24, 2006 due to higher revenues and gross margins, compared to the same periods of the prior year in which operating results were adversely affected by higher project costs incurred on certain upgrade projects. Operating losses (excluding unallocated items) for the C-COR Solutions segment decreased for the thirteen-week and thirty-nine week periods ended March 24, 2006, compared to the same periods of the prior year. Although revenues increased in this segment during the periods, operating losses for the thirteen-week and thirty-nine week periods ended March 24, 2006, were incurred as result of higher operating expenses, including higher amortization of intangibles associated with the nCUBE acquisition in fiscal year 2005, and restructuring costs incurred during the periods.

Interest Expense. Interest expense was $341,000 and $990,000 for the thirteen-week and thirty-nine week periods ended March 24, 2006, respectively, compared to $309,000 and $353,000 for the same periods of the prior year. The increases in interest expense resulted primarily from interest expense and debt issuance costs associated with our 3.5% senior unsecured convertible notes issued on December 31, 2004, in the acquisition of nCUBE.

Foreign Exchange Gain. Foreign exchange gains were $465,000 and $218,000 for the thirteen-week and thirty-nine week periods ended March 24, 2006, respectively, compared to gains of $132,000 and $140,000 for the same periods of the prior year. The gains for the thirteen-week and thirty-nine week periods ended March 24, 2006 were primarily due to remeasurement of foreign currency denominated receivables and payables to the functional currency associated with each of our operations.

Income Tax Expense. Income tax expense was $676,000 and $2.0 million for the thirteen-week and thirty-nine week periods ended March 24, 2006, respectively, compared to an income tax benefit of ($402,000) and income tax expense of $908,000 for the same periods of the prior year. Income taxes for the thirteen-week and thirty-nine week periods ended March 24, 2006 included the effect of changes in valuation allowances, deferred tax adjustments and current taxes paid or payable in certain foreign jurisdictions where the Company had taxable income.

Liquidity and Capital Resources

	March 24, 2006	June 24, 2005
	(In millions of dollars)
Balance sheet data (at period end)
Cash and cash equivalents	$31.4	$43.3
Marketable securities	6.7	9.3

	Thirty-nine Weeks Ended
	March 24, 2006	March 25, 2005
	(In millions of dollars)
Statements of cash flows data:
Net cash used in operating activities	$(13.9)	$(13.6)
Net cash provided by (used in) investing activities	1.6	(28.8)
Net cash provided by financing activities	0.6	0.9

As of March 24, 2006, cash and cash equivalents totaled $31.4 million, down from $43.3 million at June 24, 2005, primarily due to the funding of operating activities and the purchase of capital equipment during the thirty-nine week period. Marketable securities decreased to $6.7 million as of March 24, 2006, from $9.3 million at June 24, 2005. Working capital was $59.7 million at March 24, 2006 compared to $86.1 million at June 24, 2005.

As of March 24, 2006, we had restricted cash of $3.5 million. Under the terms of our letter of credit agreement with a bank, we are required to maintain cash collateral of 102% of the amount that can be drawn on issued letters of credit. The total restricted cash balance has been classified as a current asset as of March 24, 2006 as the terms of the letters of credit expire in less than one year. We are entitled to the interest earnings on the restricted cash balance.

Net cash used in operating activities was $13.9 million for the thirty-nine week period ended March 24, 2006, compared with net cash used of $13.6 million for the same period of the prior year. The major elements of the use of cash for the thirty-nine week period ended March 24, 2006 include a net loss for the period of $38.5 million, which is adjusted for non-cash items such as depreciation and amortization, impairment charges and stock-based compensation. In addition, cash was used for reduction of accounts payable during the period, which was partially offset by reductions in accounts receivable and inventory.

Net cash provided by investing activities was $1.6 million for the thirty-nine week period ended March 24, 2006 compared to cash used in investing activities of $28.8 million for the same period of the prior year. The cash provided by investing activities during the thirty-nine week period was comprised primarily of $3.3 million of proceeds from the sale of our digital video product line, $15.9 million of proceeds from the sale of marketable securities, which was partially offset by $13.2 million for the purchase of marketable securities and $4.5 million for the purchase of property, plant and equipment. The major elements of cash used in investing activities during the same period of the prior year was $46.9 million of cash used for acquisitions, which was offset by $28.4 million in proceeds from the sale of marketable securities.

Net cash provided by financing activities was $584,000 for the thirty-nine week period ended March 24, 2006, compared with $941,000 for the same period of the prior year. Cash provided by financing activities during the thirty-nine week period resulted primarily from proceeds from the exercise of stock options and stock warrants.

Working Capital Outlook

Our main source of liquidity is our unrestricted cash on hand and short-term marketable securities.

In fiscal year 2005, we issued $35.0 million aggregate principal amount of notes requiring semi-annual interest payments at an annual rate of 3.5% on June 30 and December 30, which mature on December 30, 2009 as part of the consideration in the nCUBE acquisition. The Company anticipates additional restructuring charges to be incurred in the fourth quarter of fiscal year 2006 of approximately $3.5 million which is comprised of cash expenditures for employee severance and termination costs of approximately $2.5 million and certain contract termination and other associated costs of up to $1.0 million. It is anticipated that employee severance and termination benefit payments will be made on a bi-weekly basis, and as such the Company anticipates payments to extend through the first half of fiscal year 2007. Amounts related to contract termination and other associated costs will be paid out over their remaining term, unless terminated earlier.

Taking into account the fixed charges associated with our long-term debt obligations and anticipated restructuring charges, we believe remaining cash and cash equivalents balances, and our marketable securities will be adequate to cover our operating cash requirements over the next 12 to 18 months. However, we may find it necessary or desirable to seek financing to support our capital needs and provide funds for additional strategic initiatives including acquiring or investing in complementary business, products, services, or technologies. Accordingly, this may require third-party financing or equity-based financing, such as issuance of common stock, preferred stock, or subordinated convertible debt securities and warrants, which would be dilutive to existing shareholders. We do not currently have any committed lines of credit or other available credit facilities that could be utilized for capital requirements, and it is uncertain whether such facilities could be obtained in sufficient amounts or on acceptable terms.

Subsequent Events:

Impairment Charges:

On April 7, 2006, we divested our operation located in Mulgrave, Australia in a sale of business transaction. The operation was included as part of the Company’s Access and Transport segment. The terms of sale included a 1.5 million Australian dollar cash payment (approximately $1.1 million United States dollars) for the business. A loss on the sale of business of $1.8 million was recorded as an impairment charge during the thirteen-week period ended March 24, 2006.

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

On January 9, 2006, the U.S. Court of Appeals for the Federal Circuit affirmed the jury’s finding that SeaChange infringed the ‘804 patent and that such infringement was willful. The appellate court also affirmed the district court’s award of 2/3 of nCUBE’s attorney fees and the award of enhanced damages. On January 24, 2006, SeaChange filed a Consolidated Petition for Panel Rehearing and Rehearing En Banc, which was subsequently denied. On April 20, 2006, we received payment of the award of $8.0 million. The award requires an allocation to certain third-parties which has not yet been finally determined, and as such, the amount we will retain from the award is uncertain at this time.

Gain on sale of bankruptcy trade claims:

In November 2003, we sold substantially all of our pre-petition claims in the bankruptcy cases of Adelphia and affiliates related to accounts receivables and received an initial payment at that time, with additional amounts being held in escrow pending the resolution of certain contingencies. On April 28, 2006, we received $11.8 million (includes interest income of $393,000) of the additional funds held in escrow. The funds received will be recorded as a gain on sale of bankruptcy trade claims in the fourth quarter of fiscal year 2006.

Recent Accounting Pronouncements

In March 2005, the Financial Accounting Standards Board (FASB) published FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47), which will result in (a) more consistent recognition of liabilities relating to asset retirement obligations, (b) more information about expected future cash outflows associated with those obligations, and (c) more information about investments in long-lived assets because additional asset retirement costs will be recognized as part of the carrying amounts of the assets. FIN 47 clarifies that the term conditional asset retirement obligation as used in Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations”, refers to a legal obligation to perform an asset retirement activity in which the time and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Uncertainty about the time and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Retrospective application of interim financial information is permitted but is not required. Early adoption of this Interpretation is encouraged. We do not anticipate adopting FIN 47 early. We do not expect the adoption of FIN 47 to have a significant adverse effect on our financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the Company’s exposure to market risk since June 24, 2005.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

Our chief executive officer and our chief financial officer have evaluated the effectiveness of our disclosure controls and procedures related to our reporting and disclosure obligations as of March 24, 2006, which is the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

(b) Changes in Internal Control over Financial Reporting

There were no changes that occurred during the fiscal quarter ended March 24, 2006 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On January 23, 2004, the Superior Court of Forsyth County, Georgia, granted the Company’s motion for summary judgment in full, thereby dismissing all claims against the Company. In July 2005, the plaintiffs filed a brief in the Georgia Appeals Court to appeal the decision. On March 23, 2006, the Georgia Appeals Court determined there was no reason or need to issue a further opinion in the matter and affirmed the lower courts ruling. The plaintiffs have appealed this matter to the Georgia Supreme Court, and as such, the Company will continue to assert its defenses to these claims and will continue to contest them vigorously; however, it cannot be sure that it will be successful in defending these claims in an appeal of the decision.

nCUBE Corporation, which was acquired by the Company on December 31, 2004, initiated litigation against SeaChange International, Inc. (SeaChange) for patent infringement on January 8, 2001 in the United States Federal District Court in Delaware. The complaint alleged that SeaChange was violating nCUBE’s U.S. patent 5,805,804 entitled “Method and Apparatus for Scalable, High Bandwidth Storage, Retrieval, and Transportation of Multimedia Data on a Network” (the ‘804 patent). The jury returned a verdict finding that: (1) SeaChange infringed the ‘804 patent both literally and under the doctrine of equivalents; (2) SeaChange’s infringement was willful; (3) the asserted claims were not invalid; and (4) Company was entitled to damages of $1.7 million plus a running royalty of 7% on all of SeaChange’s sales of the infringing product. In April 2004, the district court entered judgment on the jury verdict and awarded nCUBE 2/3 of its attorney fees and enhanced damages by a factor of two. SeaChange appealed the jury’s verdict and the district court’s award to the United States Court of Appeals for the Federal Circuit.

On January 9, 2006, the U.S. Court of Appeals for the Federal Circuit affirmed the jury’s finding that SeaChange infringed the ‘804 patent and that such infringement was willful. The appellate court also affirmed the district court’s award of 2/3 of nCUBE’s attorney fees and the award of enhanced damages. On January 24, 2006, SeaChange filed a Consolidated Petition for Panel Rehearing and Rehearing En Banc, which was subsequently denied. On April 20, 2006, the Company received payment of the award of $8.0 million. The award requires an allocation to certain third-parties which has not yet been finally determined, and as such, the amount the Company will retain from the award is uncertain at this time.

Item 6. Exhibits

The following exhibits are included herein:

(10)(1)	Amendment to Revolving Line of Credit Facility with Citizens Bank, effective as of November 1, 2005 (incorporated by reference to the Registrant’s Form 10-Q dated December 23, 2005 and filed February 1, 2006).

(10)(2)	Agreement of Separation between the Registrant and its wholly owned subsidiary, C-COR Broadband Europe B.V. with Gerhard Nederlof, dated as December 31, 2005 (incorporated by reference to the Registrant’s Form 10-Q dated December 23, 2005 and filed February 1, 2006).

(10)(3)	Supplement to Agreement of Separation between the Registrant and its wholly owned subsidiary, C-COR Broadband Europe B.V., with Gerhard Nederlof, dated April 30, 2006.

(15)	Letter re: Unaudited Interim Financial Information.

(31)(1)	Rule 13a-14(a) and 15d-14(a) Certification of Chief Executive Officer

(31)(2)	Rule 13a-14(a) and 15d-14(a) Certification of Chief Financial Officer

(32)(1)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

(32)(2)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

C-COR Incorporated (Registrant)

Date: May 3, 2006	/s/ DAVID A. WOODLE
Chief Executive Officer

Date: May 3, 2006	/s/ WILLIAM T. HANELLY
Chief Financial Officer (Principal Financial Officer)

Date: May 3, 2006	/s/ JOSEPH E. ZAVACKY
Controller & Assistant Secretary (Principal Accounting Officer)