Form 10-K
period 2006-06-30
C-COR INC
filed 2006-09-13
CIK 350621

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2006

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☑

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑

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

Indicate by check mark whether the Registrant is an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of December 23, 2005 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the voting stock held by non-affiliates of the Registrant was $201,655,271. Such aggregate market value was computed by reference to the closing price of the Common Stock of the Registrant as reported on the Nasdaq Global Market for December 23, 2005. For purposes of making this calculation only, the Registrant has defined affiliates as including all directors, executive officers and beneficial owners of more than ten percent (as disclosed in its most recent Schedule 13G filed with the SEC) of the Common Stock of the Registrant.

As of August 18, 2006, the Registrant had 48,022,969 shares of Common Stock outstanding.

Documents Incorporated by Reference:

Part III of this Form 10-K incorporates by reference portions of the Registrant’s definitive Proxy Statement for its 2006

Annual Meeting of Shareholders

The page numbers in this Table of Contents reflect actual page numbers, not EDGAR page tag numbers.

PART I

Some of the information presented in this report contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements represent C-COR’s judgment regarding future events and are based on currently available information and contain words such as “believe,” “estimate,” “expect,” “anticipate” or similar words. Although C-COR believes it has a reasonable basis for these forward-looking statements, we cannot guarantee their accuracy and actual results may differ materially from those we anticipated due to a number of known and unknown uncertainties.

Factors that could cause actual results to differ from expectations include:

•	capital spending patterns of the communications industry and our customers;

•	the global demand for C-COR’s products, software, and services;

•	risks associated with foreign operations;

•	changes in the financial condition of significant customers;

•	the overall mix of our sales of particular products, software, and services, which have varying profit margins;

•	our ability to develop new and enhanced hardware and software products to meet the rapidly evolving needs of our customers;

•	continued industry consolidation;

•	the effect of increased competition from satellite providers and telephone companies on the capital spending budgets of our cable customers;

•	the timing of revenue recognition particularly with respect to software offerings;

•	the adequacy of future capital availability;

•	the development of competing technologies; and

•	our ability to integrate acquisitions and to achieve our strategic objectives.

This listing of factors is not intended to include all potential risk factors. Readers are cautioned not to place undue reliance on these forward looking statements, which apply only as of the date of this report. C-COR makes no commitment to update these factors or to revise any forward-looking statements for events or circumstances occurring after the statement is issued, except as required by law. Please see Item 1A. “Risk Factors.”

Where to Find More Information

The public may read and copy any reports or other information that a registrant files with the SEC at the SEC’s public reference room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. These documents are also available to the public from commercial document retrieval services, the web site maintained by the SEC at www.sec.gov and C-COR’s website at www.c-cor.com. We make available, free of charge, through our website, our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information contained on C-COR’s website shall not be deemed incorporated into, or to be a part of, this Report.

The charters of the Governance & Nominating Committee and Audit Committee of C-COR’s Board of Directors, together with C-COR’s Code of Ethics for Senior Operational and Financial Leadership and C-COR’s Code of Ethics for Employees as well as additional information regarding C-COR’s corporate governance are available on C-COR’s website at www.c-cor.com and will be made available, without charge, in print to any shareholder who requests such documents from Investor Relations, C-COR Incorporated, 60 Decibel Road, State College, Pennsylvania 16801.

Item 1.	Business

Overview

C-COR Incorporated (C-COR), headquartered in State College, Pennsylvania, is a global provider of integrated network solutions that include access and transport equipment, software solutions, and technical services for broadband networks and for the ongoing transition to packet-based, Internet Protocol networks. Our core strategy is to lead network operators through the transition to Internet Protocol-based networks by leveraging our global installed base of network equipment and experienced workforce to deliver network solutions that meet the business needs of our customers.

C-COR was organized as a corporation under the laws of the Commonwealth of Pennsylvania on June 30, 1953.

C-COR operates through three business segments: C-COR Access and Transport, C-COR Solutions and C-COR Network Services.

C-COR Access and Transport – The C-COR Access and Transport product portfolio includes the flexible, scalable, one Gigahertz amplitude modulation headend/hub optical platform and line of optical nodes, a full offering of radio frequency amplifiers, and a Gigabit Ethernet optical transport system for business services applications. Segment personnel, located in Wallingford, Connecticut, Tijuana, Mexico, and State College, Pennsylvania, are responsible for the development, management, production, and support of our interoperable and modular access and transport products designed to help optimize the performance of existing network infrastructures and operations, as well as for the support of the migration to next-generation, Internet Protocol demand-oriented networks.

C-COR Solutions – The C-COR Solutions product portfolio includes on-demand content management systems, including software and hardware, for delivery of video on demand and digital advertising as well as application-oriented operations support software for network and service assurance, workforce management, and policy management and bandwidth allocation. Segment personnel, located in Beaverton, Oregon, and State College, Pennsylvania, are responsible for development, integration, management, implementation, and support of C-COR Solutions.

C-COR Network Services is headquartered in Atlanta, Georgia, with satellite offices throughout the U.S. C-COR Network Services offers network operators a comprehensive set of technical and operational services, which are designed to facilitate a smoother transition to next-generation network infrastructures and operations, and to better optimize the performance of existing network infrastructures and operations. Services provided by C-COR Network Services include outsourced operational services, network design and engineering, network integration, outside plant and construction services, and consulting.

Our principal customers include all of the largest cable operators in the United States, such as Cablevision Systems, Charter Communications, Comcast Corporation, Cox Communications, Insight Communications, Mediacom Communications, and Time Warner Cable; a number of smaller domestic cable operators; and numerous international cable operators, including Liberty Global, Inc. These customers operate complex, sophisticated broadband networks which deliver a wide variety of video, voice, and data services, including video on demand, high definition television, and voice over Internet Protocol, to homes and businesses. Our customer base also includes telephone companies and broadcasters who purchase various products and services from all three of our business segments.

From January 2006 through June 2006, C-COR implemented a realignment plan designed to achieve company-wide functional efficiencies and better serve the rapidly changing global marketplace. As part of this realignment, two new management groups were formed. Global Strategies is responsible for marketing, business development, and sales functions, and Broadband Systems Solutions focuses on product development, manufacturing, delivery, and support functions. C-COR’s realignment resulted in the closing of our Sunnyvale, California, and Andover, Massachusetts, facilities and the transfer of manufacturing operations from Wallingford, Connecticut, to C-COR’s facility in Tijuana, Mexico. C-COR Network Services continues to operate as a stand-alone business unit. As a part of the realignment, C-COR’s uncompressed digital video product line was sold.

See Note 23 to the Consolidated Financial Statements in Item 8 of this Form 10-K for financial information relating to each of our business segments for fiscal years 2006, 2005, and 2004.

Industry Overview

According to the National Cable & Telecommunications Association (NCTA), between 1996 and 2005, United States cable operators spent approximately $100 billion to upgrade their networks to deliver digital video and two-way services such as high speed data, video on demand, and telephony. NCTA is currently reporting cable penetration of nearly 60% of the 110 million TV households in the United States. In addition, cable serves over 32 million digital cable subscribers, over 28 million cable modem (broadband Internet) users and more than 6 million telephony customers. As cable operators maximize their investment in their networks, we believe that our business will be driven by the following industry dynamics and trends:

Growth in Enhanced Broadband Services Requires Continued Upgrades by Domestic and International Cable Operators. Cable operators are offering enhanced broadband services, including high speed Internet, voice over Internet Protocol, digital video, high definition television, and interactive and on demand video services. As these enhanced broadband services continue to attract new subscribers, we expect that cable operators will be required to update their networks to expand bandwidth capacity to support increased customer demand for these services. In the access portion, or “last-mile,” of the network, operators will need to upgrade headends, hubs, nodes, and radio frequency distribution equipment. While many domestic cable operators have substantially completed initial network upgrades necessary to provide enhanced broadband services, they will need to take a scalable approach to continue upgrades as new services are deployed. In addition, many international cable operators have not yet completed the initial upgrades necessary to offer such services.

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

Cable Operators are Demanding Advanced Network Technologies and Software Solutions. The increase in volume and complexity of the signals transmitted over broadband networks as a result of the migration to an all digital, on demand network is causing cable operators to deploy new technologies. For example, transport technologies based on Internet Protocol allow cable operators to more cost effectively transport video, voice, and data across a common network infrastructure. Cable operators are also demanding sophisticated network and service management software products and technical field services to minimize operating expenditures and support the complexity of two-way broadband communications systems. As a result, cable operators are focusing on technologies and products that are flexible, cost effective, compliant with open industry standards, and scalable to meet subscriber growth and effectively deliver reliable, enhanced services.

Cable Operators are Developing Strategies to Offer Business Services. Cable operators are leveraging their investment in existing fiber and coax networks by expanding beyond traditional residential customers to offer voice, video, and data services to commercial (small and medium size businesses), education, healthcare, and government clients. Using their experience in delivering data, cable operators can bundle both voice and data for commercial subscribers and effectively compete with the telephone companies who have typically focused on large enterprises. Business services are just one of several market segments where cable and telephone companies are trying to penetrate each others’ markets.

Competition Between Cable Operators and Telephone Companies is Increasing. Telephone companies are aggressively offering high speed data services and are beginning to offer video services to the residential market. AT&T Inc. and Verizon Communications have publicly stated that they will spend billions of dollars to equip their networks to offer video service, once a service offered only by cable and satellite providers. Likewise, telephone companies have been increasingly competitive on pricing and offers for higher speed data services, again to compete with the cable companies. In addition, cable companies are launching Internet Protocol-based telephone service. Independent “over-the-top” providers of multiple services are challenging both cable and telephone companies by using their infrastructures to offer those services at lower prices.

Digital Video Recorders are Impacting Advertising Business. As the use of digital video recorders and other recording devices becomes more prevalent, advertisers face the need to develop new business models. Since personal recorders allow the viewer to skip over ads, network operators are looking for new ways to attract advertising dollars and deliver a meaningful ad experience to viewers. As a result, many network operators are implementing digital ad insertion, allowing them to transition from all analog to a mix of analog and digital and ultimately to all digital. One benefit is the ability to reallocate bandwidth. More importantly, digital advertising allows network operators to create a more dynamic and interactive experience between advertiser and viewer. Telephone companies are also planning for this transition.

Programming Content is Becoming More Readily Available and Across Multiple Platforms. Increased demand for bandwidth capacity on cable systems is developing as content providers (ABC, CBS, NBC, movie and music studios, gaming vendors) are offering content across multiple venues, such as broadcast network shows over the Internet. Likewise, certain cable operators are experimenting with offering more content through use of network personal video recorders (nPVRs) which, once copyright issues are resolved, will add more traffic to the networks. Another bandwidth intensive service being offered by a major cable operator allows cable video subscribers to re-start programs on demand if they miss the beginning of a television show.

Improved Conditions for Many Large Cable Operators. During the past few years, the global communications industry experienced a downturn as a result of a economic recession and financial difficulties, including financial restructurings of large cable operators such as Adelphia Communications, NTL Inc., and UPC. On July 31, 2006, Adelphia Communications, historically one of our largest customers, was acquired by Time Warner Cable and Comcast Corporation. With the restructurings and consolidation, we believe the financial condition of many of our cable operator customers has stabilized or improved and that they are now better positioned to invest capital in their networks, particularly for solutions that support deployment of advanced services and reduce operating expenses.

Strategy Overview

Our core strategy is to facilitate the transition by network operators from their existing hybrid fiber coax networks to on demand, Internet Protocol networks by leveraging our extensive installed base of network equipment and dedicated global workforce to deliver complete, interoperable solutions for helping network operators build the infrastructure and reduce the complexity of managing their networks. Our mission is to simplify technology, facilitate its implementation, and enable operators to put their subscribers in control of their entertainment, information, and communication needs. Through a set of business solutions that respond to specific market needs, we are integrating our products, software, and services solutions to work with our customers as they address bandwidth capacity issues, on demand video rollout, Internet Protocol telephony deployment, operations management, network integration, and business services opportunities.

Specific aspects of our strategy include:

Providing a Comprehensive Broadband Access and Transport Product Line. We offer a full range of radio frequency and fiber optic transmission products with up to one Gigahertz bandwidth capacity to transmit both radio frequency and optical signals in both directions over hybrid fiber coax networks between “the headend and the curb.” C-COR’s Gigabit Ethernet optical transport systems are used in business services applications.

Providing Integrated Software Solutions to Enhance On Demand and Operations Management. Our applications-oriented Internet Protocol software allows cable operators to automate and proactively manage their network to maximize quality of service and return on investment. Cable operators need enhanced network visibility, flexibility, and scalability to provide the latest services to their customers. C-COR’s modular, interoperable applications provide network operators with the subscriber management, content management, and network optimization and service assurance tools needed to capture revenue-generating opportunities.

Integrating Products, Software, and Services for End-to-End Solutions. C-COR integrates its expertise in access and transport equipment, software solutions and network services to offer customer-focused applications for expanding network capacity, combining video on demand programming with dynamic advertisements, coordinating management of network devices and services with technical workforce, controlling network traffic and verifying subscriber usage levels, and managing the full lifecycle for deploying voice over Internet services.

Leveraging Our Extensive Installed Base of Network Products Worldwide. We have a large installed base of access and transport products in broadband networks worldwide. Our goal is to continue to leverage that installed base of equipment and our extensive customer relationships as cable operators upgrade and maintain their networks to enable the delivery of enhanced services. We also leverage our global customer base to market our on demand and operations management (OSS) solutions.

Increasing International Sales. We are currently supplying products and software solutions to a number of international customers, including broadband network operators in Europe, Asia, Canada, and Latin America. With our broad set of offerings, we are supplying comprehensive network solutions to network operators in various international markets who generally prefer to conduct business with suppliers offering a complete product line. We intend to continue to broaden our global customer base across all of our product and software offerings.

Products, Software, and Services

C-COR Access and Transport

During Fiscal Year 2006, C-COR Access and Transport offered a full complement of interoperable and modular optical and radio frequency network transmission and distribution products for hybrid fiber coax networks, and Gigabit Ethernet optical transport systems for business services applications.

Access Products

The traditional hybrid fiber coax network connects a local central content source, typically referred to as the headend, to individual residential or business users through a physical plant of fiber optic and coaxial cables and a variety of electrical and optical devices that modulate, transmit, receive, and amplify the radio frequency and optical signals as they move over the network. The local hybrid fiber coax network consists of three major components: the headend and hubs, nodes, and the radio frequency plant. C-COR offers product lines for all three components in a variety of bandwidths, up to and including one Gigahertz capability, as well as coarse wave division multiplexing (CWDM), which allows multiple wavelengths over a single fiber for increased network capacity.

Headend and Hubs

The headend receives information from a satellite transmission, Internet gateway, telephony network, or other source and converts this information to laser modulated optical signals for transmission across the local network. Larger networks feature both primary headends and a series of secondary headends or hubs. C-COR offers a broad range of headend and hub equipment that combines these components onto one fully managed, scalable platform. The compact design lowers the capital costs of delivering more bandwidth per subscriber while enabling network operators to increase their bandwidth capacity for advanced services, such as video on demand, high definition television, high speed Internet, and voice over Internet Protocol.

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

Radio Frequency Equipment

The radio frequency products transmit information between the optical nodes and subscribers. These products are radio frequency amplifiers which come in various configurations such as trunks, bridgers, and line extenders. A trunk amplifier handles a large amount of information in a network when the node serving area is greater than 500 homes. A bridger splits the signal to send it to a greater number of destinations. Line extenders move the information to the home or business. Representing one of the largest installed bases in the industry, our amplifier series uses drop-in replacement modules to allow cost-saving upgrades and complements optical nodes to provide a wide array of options for distribution to end-of-line.

Transport Products

Converged Multi-Service Transport System for Business Services

C-COR’s converged, multi-service Internet Protocol networking platform offers a scalable, reliable, and cost-effective solution for transporting high volume service offerings such as video on demand, high definition television, voice over Internet Protocol, and high speed data over a single network. By utilizing wave division multiplexing technologies, multiple services can be carried efficiently over a single fiber. This optical transport system can be used for applications in the business services market.

C-COR Solutions

C-COR’s modular, interoperable, application-oriented Internet Protocol solutions are designed to enable network operators to better deploy and manage revenue-generating, on demand entertainment and information services, including video on demand, high definition television, voice over Internet Protocol, high speed data, and digital ad insertion. Built on industry open standards, our solutions can be tailored to the operators’ needs—from a bundled suite to a point-specific application. This provides a smoother, faster transition to Internet Protocol-oriented network services, with a substantial degree of cost savings. C-COR Solutions offers the following application modules:

Content Management for On Demand and Ad Insertion

C-COR provides on demand media systems, including servers, software, applications, and integration, for cable operators and telecommunications network providers. C-COR simplifies the deployment of on demand content and digital ad insertion systems with a set of management and technical business tools to help cable operators migrate networks to digital in order to save bandwidth and to lower operating costs. To help meet network capacity and intelligence requirements, we offer a new technology, switched digital broadcast, which provides dynamic program management, on demand as subscribers choose to view a specific program at a specific time.

Service Assurance

C-COR’s Service Assurance Solutions deliver a network management suite offering visibility, analysis, and control to address bandwidth management, network optimization, and network assurance needs. A series of integrated network control and analysis applications, C-COR’s Service Assurance Solutions reduce the cost and complexity of managing standards-based (DOCSIS) and hybrid fiber coax networks while speeding deployment of new Internet Protocol services in cable networks.

Workforce Management

C-COR’s suite of field service management tools combines browser-based business applications with real-time connectivity to the mobile workforce through wireless data connections and mobile computing devices. By managing service delivery and network integrity, we help network operators reduce operating expenses by minimizing the need to send technicians on service and maintenance calls.

Policy Service Management

C-COR’s Policy Service Manager automates the effective management of bandwidth for advanced applications along with giving subscribers the ability to select from services on an as-needed basis. Our Key Distribution Manager helps enable secure voice over Internet Protocol deployment and VoiceAssure™ helps operators plan, deploy, and maintain voice services.

C-COR Network Services

C-COR Network Services provides outsourced network assurance and technical services through a nationwide force of experienced and highly skilled personnel who work with network operators to design and keep their networks operating at peak performance. Core competencies include network engineering and design; turnkey construction management; technical operations; project management, with a special focus on launching advanced applications over complex broadband networks; and solutions to move today’s sophisticated networks forward to Internet Protocol and digital services.

Outside Plant Technical Services

These services are comprised of hands-on technical services performed in the customer’s plant, including system sweep, reverse path activation, voice over Internet Protocol assurance, ingress mitigation, node certification to plant hardening, cable testing and repair, fiber audits, system installation and maintenance, aerial and underground construction, and project management.

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

Significant Customers

During the past fiscal year, our customers have included all of the largest cable system operators in the United States, as well as a number of smaller domestic cable operators, numerous international cable operators, telephone companies, and broadcasters buying digital video transport products. Our largest customer during fiscal year 2006 was Time Warner Cable, accounting for 25% of consolidated net sales. Our largest customers during fiscal year 2005 were Time Warner Cable and Adelphia Communications accounting for 18% and 14%, respectively, of consolidated net sales. Our largest customers during fiscal year 2004 were Adelphia Communications and Time Warner Cable accounting for 20% and 16%, respectively, of consolidated net sales. All of these principal customers purchased various combinations of products, software, and services.

See Note 19 to the Consolidated Financial Statements in Item 8 of this Form 10-K for further information relating to concentration of credit risk.

Sales and Distribution

Our sales and distribution are corporate functions focused on maximizing the synergies of C-COR’s three market offerings—products, software, and services—as a comprehensive network solution. Global sales and distribution efforts are conducted from Centennial, Colorado and from offices in Europe; from regional sales offices located throughout the United States; and through numerous sales representatives, alliances and channel partners around the world.

We sell our products, software, and services in the United States primarily through our direct sales force, which is organized by teams led by corporate account managers who focus on select customers or groups of customers. Working with the corporate account teams, our technical sales staff provides specialized support for our broad range of capabilities. These sales teams work closely with customers to design systems, develop technical proposals, and assist with installation and post-sale support.

International sales in Europe, Asia, and Canada are made both through our direct sales force and channel partners, while sales in Latin America are made primarily through channel partners. Our international sales represented 30%, 36%, and 28% of consolidated net sales for fiscal years 2006, 2005, and 2004, respectively.

See Note 23 to the Consolidated Financial Statements in Item 8 of this Form 10-K for further information relating to sales by geographic region.

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

C-COR’s corporate marketing department works with our executive management, product managers, and sales force to develop and implement a global marketing and communications program.

C-COR utilizes a corporate-wide Enterprise Resource Planning system, accessible by C-COR personnel worldwide. This system automates and standardizes key corporate functions in finance, manufacturing, purchasing, and customer service management.

Backlog

We schedule production of our C-COR Access and Transport equipment based on our backlog, informal commitments from customers, and sales projections. The majority of equipment backlog typically is shipped within one to two quarters. In contrast, backlog in the C-COR Solutions and C-COR Network Services segments typically reflects longer-term systems development and field service projects that convert into revenue over a 12-month period and beyond.

At June 30, 2006, our backlog of orders was $96.7 million, including $27.7 million for C-COR Access and Transport, $46.6 million for C-COR Solutions, of which approximately $36.2 million is expected to be recognized as revenue over the next 12 months and $22.4 million for C-COR Network Services. By comparison, at June 24, 2005, our backlog of orders was $78.0 million, including $28.6 million for C-COR Access and Transport, $30.1 million for C-COR Solutions and $19.3 million for C-COR Network Services. Backlog at June 25, 2004, was $60.8 million, including $27.1 million for C-COR Access and Transport, $2.6 million for C-COR Solutions and $31.1 million for C-COR Network Services.

Anticipated orders from customers may fail to materialize and delivery schedules may be deferred or canceled for a number of reasons, including reductions in capital spending by network operators, customer financial difficulties, annual capital spending budget cycles, and construction delays.

Research and Product Development

We operate in an industry that is subject to rapid changes in technology. Our ability to compete successfully depends in large part upon anticipating such changes. Accordingly, we engage in ongoing research and development activities in response to our customers’ needs with the intention to advance existing product lines and/or develop new offerings. Our current research and product development focus is on optical equipment and emerging packet-based technologies, architectures, and standards that affect critical areas, such as network bandwidth capacity management for multiple cable subscriber services, and software solutions for content management, including on demand video, advertising insertion, and associated back office management;

assurance of service and network quality; and management of workforce resources for field installation and support. Product managers have responsibility for the product life cycle of specific hardware or software products from concept through development, expansion, and end of life. In this role, the product managers coordinate with a variety of C-COR professionals from sales, marketing, engineering, and technical support to develop and implement product plans. Access and Transport utilizes a concurrent product development program to enhance its capability to produce new products within an optimal time frame. The program addresses a number of key business activities, including portfolio management, innovation, product selection, product definition, electronic design and testing, selection of new product components, prototyping and piloting, and the ability to rapidly commercialize a new product.

During the past fiscal year, research and product development expenditures were primarily directed at developing new platforms for next-generation broadband architectures and applications, and expanding the capabilities of our integrated, interoperable software applications. We also continued with product development process improvements to reduce cycle time to design, reduce manufacturing costs, and improve design quality.

During fiscal years 2006, 2005, and 2004, we spent $38.2 million, $37.8 million, and $21.5 million, respectively, on research and product development. Research and product development expenses in the C-COR Access and Transport segment were $16.7 million, $21.6 million, and $16.6 million, respectively, for fiscal years 2006, 2005, and 2004. Research and product development expenses in the C-COR Solutions segment were $20.5 million, $15.2 million, and $4.3 million, respectively, for fiscal years 2006, 2005, and 2004. Other research and product development expenses, not allocated to segments, were $1,031,000, $998,000, and $592,000 respectively, for fiscal years 2006, 2005, and 2004. All research and product development expenditures have been expensed.

Competition

The broadband communications markets are dynamic and highly competitive, requiring substantial resources of those companies that compete in these markets, skilled and experienced personnel, and a capability to anticipate and capitalize on change. Our Access and Transport group competes with other companies, including Motorola’s Connected Home Solutions, Scientific Atlanta, Inc., a Cisco company, and Harmonic, Inc., some of which are large publicly traded companies that may have greater financial, technical, and marketing resources than we do.

Access and Transport equipment is marketed with emphasis on quality, advanced technology, differentiating features, flexibility, and business solutions, and is generally priced competitively with other manufacturers’ product lines. Product reliability and performance, technological innovation, responsive customer service, breadth of product offering, and pricing are several of the key criteria for competition.

Our Solutions group competes with several vendors offering on demand video and digital advertising insertion hardware and software, network management, mobile workforce management, network configuration management, and network capacity management systems in the United States, some of which may currently have greater sales in these areas than we do. However, we believe that we offer a more integrated solution that gives us a competitive advantage in supporting the requirements of both today’s hybrid fiber coax networks and the emerging all-digital, packet- based networks. We believe our acquisitions and integration of on demand and back-office management capabilities in recent years solidify C-COR’s position as a provider of comprehensive solutions for broadband network operators, integrating subscriber management, content management, network and service assurance, and mobile workforce management under one interoperable, modular suite of offerings.

Our Network Services segment competes in the United States with several vendors that offer similar services to those provided by C-COR. We compete on the basis of quality and scope of service and scope of offerings, ability to meet work schedules, and price by offering high-end technical field service support for next-generation optical networks as well as for traditional construction, installation, and maintenance operations. We can offer a bundled solution with our equipment and/or software, providing our customers with a one-stop shopping solution.

Employees

We had 1,503 employees as of August 24, 2006. C-COR has no employees represented by unions within the United States.

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

Intellectual Property

We hold fifty-seven (57) United States patents and have fifty-five (55) patent applications pending in the United States Patent and Trademark Office. In addition, we hold an exclusive license, for use in our field, of numerous patents relating to fiber optic and radio frequency transmission equipment and technology, and network management techniques and services. We attempt to protect our intellectual property through patents, trademarks, copyrights, and a program of maintaining certain technology as trade secrets.

Item 1A.	Risk Factors

OUR BUSINESS AND FINANCIAL RESULTS ARE DEPENDENT ON THE LEVEL OF CAPITAL SPENDING BY CABLE NETWORK OPERATORS.

Historically, most of our sales have been network access and transport equipment, on demand content management and operations support systems, and services to cable network operators in the United States and internationally. We expect this to continue for the foreseeable future. Demand for our offerings depends significantly upon the size and timing of capital spending by cable network operators for building, upgrading, and maintaining network infrastructures and for automated solutions for managing complex services delivered over their networks. We cannot accurately predict the patterns of cable network operators’ spending, but we believe that these patterns will continue to be affected in the near future by a variety of factors, including:

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

A decline in capital spending, which has historically been cyclical, would adversely affect our business and results of operations.

WE ARE DEPENDENT ON A SMALL NUMBER OF CUSTOMERS IN A SINGLE INDUSTRY.

Most of our sales have been to relatively few customers. Sales to our ten largest customers accounted for approximately 63% of net sales in fiscal year 2006, 58% of net sales in fiscal year 2005, and 64% of net sales in fiscal year 2004. The loss of, or any reduction in orders from, a significant customer would harm our business.

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

WE COULD BE ADVERSELY AFFECTED IF NEW TECHNOLOGIES REPLACE THE BROADBAND PRODUCTS THAT WE OFFER.

Historically, sales of network access and transport equipment for hybrid fiber coax networks have represented the majority of our sales. Hybrid fiber coax networks can be used for high speed Internet access, telephony, video on demand, high definition television, and digital cable television. Demand for our products depends primarily on our customers’ desire and ability to upgrade their existing networks to offer these services, in addition to basic video service. There are, however, technologies that compete with hybrid fiber coax networks in providing high speed Internet access, telephony, video on demand, high definition television, and digital cable television to end users such as direct broadcast satellite, digital subscriber line, and local multipoint distribution services. Improvements in a competing technology could result in significant price and/or performance advantages for that technology which, in turn, could reduce demand for our offerings.

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

IF WE ARE UNABLE TO INCREASE OUR CONTENT MANAGEMENT SYSTEMS AND OPERATIONS SUPPORT SYSTEMS SOFTWARE REVENUE TO GENERATE ADEQUATE PROFITABILITY, OUR FINANCIAL RESULTS WOULD BE ADVERSELY AFFECTED.

Our ability to increase the revenue generated by our content management and operations support systems depends on many factors that are beyond our control. For example:

•	our customers may decide to continue to manage their networks by focusing on limited, individual elements of the network rather than managing their entire network integrity and service delivery processes using a suite of software application modules such as those offered by our Solutions group;

•	failure of software products;

•	new and better products developed by competitors;

•	claims of intellectual property infringement;

•	our customers may decide to use internally developed software tools to manage their networks rather than license software from us;

•	the software business is volatile and we may not be able to effectively utilize our resources and meet the needs of our customers if we are unable to forecast the future demands of such customers;

•	if our customers increase the amount of spending on automated network, service, and content management tools, new suppliers of these tools may enter the market and successfully capture market share; and

•	we may be unable to hire and retain enough qualified technical and management personnel to support our growth plans.

On-demand content management systems and operations support software have been our fastest growing and highest margin product lines. If we are unable to continue to grow revenues in these areas it would limit our ability to increase earnings and likely have an adverse affect on our stock price.

FLUCTUATIONS IN OUR CONTENT MANAGEMENT SYSTEMS SOFTWARE SALES RESULT IN GREATER VOLATILITY IN OUR OPERATING RESULTS.

The level of our content management systems software sales fluctuates significantly quarter to quarter and results in greater volatility of our operating results than has been typical in the past, when the main source of volatility was the high proportion of quick-turn equipment sales. The timing of revenue recognition on software and system sales is based on specific contract terms and, in certain cases, is dependent upon completion of certain activities and customer acceptance which are difficult to forecast accurately. Because the gross margins associated with software and systems sales are substantially higher than our average gross margins, fluctuations in quarterly software sales have a disproportionate effect on operating results and earnings per share and could result in our operating results falling short of the expectations of securities analysts and investors.

WE MAY BE UNABLE TO ACCURATELY FORECAST THE DEMAND LEVEL FOR OUR PRODUCTS IN THE LONG TERM.

The major domestic cable operators have upgraded their networks to enable two-way communications. We cannot accurately forecast the level of demand for our products in the long term. We expect the future level of demand for our products to be heavily influenced by the penetration rates of such consumer offerings as video on demand, high definition television, digital television, high speed Internet, and telephony over hybrid fiber coax networks, which are beyond our control. A reduction in future demand would result in lower revenues and earnings and potentially even operating losses. Such reduction could also result in an impairment and write-off of goodwill and other long-lived assets as well as increased charges for excess inventory.

IF WE ARE UNABLE TO DESIGN, MANUFACTURE, AND MARKET NEW OFFERINGS IN A TIMELY MANNER, WE MAY NOT REMAIN COMPETITIVE.

The broadband communications market is characterized by continuing technological advancement, changes in customer requirements, and evolving industry standards. To compete successfully, we must design, manufacture, and market new offerings that provide increasingly higher levels of performance and reliability. Our inabilities to design, manufacture, and market these products or to achieve broad commercial acceptance of these products would have an adverse effect on our business.

WE MAY PURSUE ACQUISITIONS AND INVESTMENTS THAT COULD ADVERSELY AFFECT OUR BUSINESS.

In the past, we have made acquisitions of and investments in businesses, products, and technologies to complement or expand our business. While we have no plans for additional acquisitions in the near term, future acquisitions may occur. If we identify an acquisition candidate, we may not be able to successfully negotiate or finance the acquisition or integrate the acquired businesses, products, or technologies with our existing business and products. Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities, amortization expenses, and substantial goodwill.

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

OUR RELIANCE ON SEVERAL KEY COMPONENTS, SUBASSEMBLIES, AND MODULES USED IN OUR PRODUCTS AND SYSTEMS COULD RESTRICT PRODUCTION AND RESULT IN HIGHER UNIT COSTS.

We obtain many components, subassemblies, and modules for our products from a single supplier or a limited group of suppliers. Our reliance on single or limited group of suppliers, particularly foreign suppliers, and our increasing reliance on subcontractors, involves several risks. These risks include a potential inability to obtain an adequate supply of required components, subassemblies, or modules, and reduced control over pricing, quality, and timely delivery of these components, subassemblies, or modules. We do not generally maintain long-term agreements with any of our suppliers or subcontractors. An inability to obtain adequate deliveries or any other circumstances requiring us to seek alternative sources of supply could affect our ability to ship our products on a timely basis, which could damage our relationships with current and prospective customers, harm our business resulting in a loss of market share, and reduce quarterly revenues and income.

We generally maintain low inventory levels and do not make binding long-term commitments to suppliers. As a result, it may be difficult in the future to obtain components required for our products or to increase the volume of components, subassemblies, or modules if demand for our products increases. The lower level of commitments to our suppliers may also adversely affect our unit costs which are in many cases based upon volume discounts.

CHANGES IN INTERNATIONAL TRADE LAWS, REGULATIONS, OR THE POLITICAL CLIMATE IN MEXICO COULD HINDER OUR PRODUCTION CAPACITY.

During fiscal year 2006, we transferred certain manufacturing processes from Wallingford, Connecticut to our Tijuana, Mexico facility. As a result, most of the optical headends, nodes and radio frequency amplifiers that we sell are made in our manufacturing facility in Tijuana, Mexico. This operation is exposed to certain risks as a result of its location, including:

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

CHANGES IN THE REGULATORY, POLITICAL, AND ECONOMIC ENVIRONMENTS IN EUROPE AND ASIA COULD ADVERSELY AFFECT OUR SALES AND ADMINISTRATIVE SUPPORT OPERATIONS IN VARIOUS COUNTRIES IN WHICH WE HAVE INTERNATIONAL OPERATIONS.

We have operations in India, The Netherlands, Spain, Portugal, the United Kingdom, France, Germany, and China. These operations mainly perform sales and administrative activities that support the delivery of localized versions of products and services in Europe and Asia. These facilities and operations are subject to certain risks as a result of their location, including:

•	changes in international trade laws that could affect doing business in the European Common Market;

•	changes in labor laws and regulations affecting our ability to hire and retain employees;

•	potential political instability and changes in the government;

•	potential regulatory changes;

•	potential changes in tax structures and rates;

•	foreign currency fluctuations; and

•	general economic conditions in Europe and Asia.

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

Cisco Systems, Inc. acquired a major competitor of ours, Scientific-Atlanta, Inc., in an acquisition that was completed in February 2006. In addition, there have recently been announcements of several acquisitions of video on demand vendors by our competitors, including Cisco Systems, Motorola and Harmonic. The ability of larger combined companies to offer a more comprehensive system solution than we can, and their larger capital and personnel resources, may put us at a competitive disadvantage. This could result in a loss of market share and reduced sales and earnings.

WE DEPEND ON INTERNATIONAL SALES AND ARE SUBJECT TO CERTAIN RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS.

Sales to customers outside of the U.S accounted for 30%, 36%, and 28% of 2006, 2005, and 2004 consolidated net sales, respectively, and we expect international sales to comprise a significant percentage of our sales in the future. Our sales to international customers are subject to a number of risks, including:

•	import and export license requirements, duties, tariffs, and taxes;

•	the burden of complying with various foreign laws and regulations, technical standards, and treaties;

•	difficulty in staffing and managing foreign operations;

•	difficulty in collecting accounts receivable;

•	changes in foreign regulations and telecommunications standards; and

•	fluctuations in foreign exchange rates.

If we are unable to maintain and grow our international sales, there would be an adverse effect on earnings and financial position.

WE DEPEND ON CHANNEL PARTNERS TO SELL OUR PRODUCTS IN CERTAIN AREAS AND ARE SUBJECT TO RISKS ASSOCIATED WITH THESE ARRANGEMENTS.

We utilize distributors, value-added resellers, system integrators, and manufacturers’ representatives to sell our products to certain customers and in certain geographic regions, and we expect a growing proportion of our sales to come through such channel partners in the future. Our sales through channel partners are subject to a number of risks, including:

•	ability of our selected channel partners to effectively sell our products to end customers;

•	our ability to continue channel partner arrangements into the future since most are for a limited term and subject to mutual agreement to extend;

•	a reduction in gross margins realized on sale of our products; and

•	diminution of contact with end customers which, over time, could aversely impact our ability to develop new products that meet customers’ evolving requirements.

WE MAY NEED ADDITIONAL CAPITAL IN THE FUTURE AND MAY NOT BE ABLE TO SECURE ADEQUATE FUNDS ON TERMS ACCEPTABLE TO US.

We have incurred operating losses for the last two fiscal years that negatively impacted cash flow from operations, and it may do so in the future. We currently anticipate that our existing capital resources, including available cash, will be sufficient to meet our operating needs for the next 12 to 18 months. If our cash flows are less than expected, we may need to borrow or raise additional funds sooner to respond to unforeseen technological or marketing hurdles, satisfy unforeseen liabilities, or take advantage of unanticipated opportunities. A future acquisition could require significant amounts of capital. We may not be able to obtain funds at the time or times needed on terms acceptable to us, or at all. If we are unable to obtain adequate funds on acceptable terms, we may not be able to take advantage of market opportunities, develop new products, or otherwise respond to competitive pressures. We may also need to borrow or raise additional funds to pay the principal of our 3.5% senior unsecured convertible notes (the “Notes”) which mature on December 31, 2009. We may need to refinance all or a portion of our indebtedness under the Notes on or before maturity. We may not be able to refinance the Notes, if necessary, on commercially reasonable terms or at all.

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

WE MAY BE HARMED IF WE ARE UNABLE TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY RIGHTS, PATENT APPLICATIONS, AND NON-EXCLUSIVE LICENSES FOR UNITED STATES PATENTS.

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

WE MAY EXPERIENCE INCREASES IN OUR TAX EXPENSE IF WE BECOME MORE PROFITABLE.

We have a substantial amount of net operating loss carryforwards that will be utilized only if there is income. In fiscal year 2003, we established a full valuation allowance against our deferred tax assets in most jurisdictions as the operating losses realized in fiscal years 2001 through 2003 raised doubts about our ability to utilize those deferred tax assets in the future. As a result, our operating cash flow, reported net income (loss), and earnings (loss) per share reflect a relatively low effective tax rate. If we generate taxable income in a jurisdiction on a consistent basis for multiple consecutive quarters, we might eliminate or reduce the deferred tax asset valuation allowance for that jurisdiction which will have the effect of increasing the amount of income tax expense recorded in the future and decreasing the reported net income and earnings per share.

WE MAY INCUR SIGNIFICANT LIABILITIES IF WE FAIL TO COMPLY WITH ENVIRONMENTAL REGULATIONS OR IF WE DID NOT COMPLY WITH THESE REGULATIONS IN THE PAST.

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

WE ARE SUBJECT TO INCREASED COSTS OF COMPLYING WITH NEW REGULATIONS ON CORPORATE GOVERNANCE AND DISCLOSURE STANDARDS AND OUR SHARE PRICE COULD BE ADVERSELY AFFECTED IF WE FAIL TO COMPLY.

Complying with changing laws, regulations, and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, SEC regulations, and Nasdaq Stock Market rules, is requiring a substantial amount of management and employee time and ongoing expense. Section 404 of the Sarbanes-Oxley Act requires management’s annual review and evaluation of our internal control over financial reporting, and attestation of the effectiveness of our internal control over financial reporting by management and our independent registered public accounting firm in connection with the filing of the annual report on Form 10-K for each fiscal year. We have documented and tested our internal control systems and procedures and no known material weaknesses exist at this time. However, it is possible that a material weakness may be found in the future and if this occurs, investors may lose confidence in our financial statements, and the price of our stock may suffer.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

We operate the following principal facilities:

Location	Principal Use	Segment	Approximate Square Feet	(O) Owned (L) Leased
State College, Pennsylvania	Administrative Offices and Development Engineering	All	133,000	O
Tijuana, Mexico	Manufacturing	(1)	89,400	L
Wallingford, Connecticut	Administrative Offices and Development Engineering	(1,3)	82,200	L
Almere, The Netherlands	Administrative Offices	(1,3)	5,100	L
Centennial, Colorado	Administrative Offices - Sales	All	4,500	L
Beaverton, Oregon	Administrative Offices, Final Assembly and Test, and Development Engineering	(3)	60,400	L

Segment:

(1)	C-COR Access and Transport
(2)	C-COR Network Services
(3)	C-COR Solutions

We are registered as complying with ISO 9001:2000 at our State College, Wallingford, and Tijuana, Mexico facilities. C-COR’s quality management system includes quality assurance in design, development, production, installation, and servicing. Criteria for registration are set by the International Organization for Standardization, whose function is to develop global standards in an effort to improve the exchange of goods and services internationally. This designation builds on our reputation as a high-quality, global provider of transmission electronics.

Item 3.	Legal Proceedings

Certain former security holders and employees of Convergence.com Corporation, a company that was acquired by the Company in fiscal year 2000, filed claims against the Company in March 2001 alleging violations of state securities laws and certain other state law claims related to a stock option plan. The complaint alleged that the damages suffered by the individuals approximated $2.1 million, which was based on the number of stock options multiplied by the highest price of the Company’s common stock since the acquisition, but did not take into account the exercise price, which the plaintiffs would have had to pay to the Company if the options were exercised. The complaint also asserted claims for treble damages, an undetermined amount of punitive damages, and reimbursement of attorney fees.

On January 23, 2004, the Superior Court of Forsyth County, Georgia, granted the Company’s motion for summary judgment in full, thereby dismissing all claims against the Company. In July 2005, the plaintiffs filed a brief in the Georgia Appeals Court to appeal the decision. On March 23, 2006, the Georgia Appeals Court determined there was no reason or need to issue a further opinion in the matter and affirmed the lower court’s ruling. The plaintiffs have appealed this matter to the Georgia Supreme Court. On September 8, 2006, the Georgia Supreme Court denied plaintiffs’ petition for certiorari. The Company will continue to assert its defenses to these claims and will continue to contest them vigorously; however, the Company cannot be sure that it will be successful in defending these claims in an appeal of the decision.

Item 4.	Submission of Matters to a Vote of Securities Holders

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2006.

Executive Officers of the Registrant

All executive officers of C-COR are elected annually by the Board of Directors to serve in their offices for the next succeeding year and until their successors are duly elected and qualified. The listing immediately following this paragraph gives certain information about our executive officers, including age, present position, and business experience during the past five years.

Name	Age	Position/Experience
David A. Woodle	50	Chairman since October 2000; Chief Executive Officer since July 20, 1998.

Mary G. Beahm	46	Corporate Vice President, Human Resources, since August 2001; Vice President, Human Resources from November 1998 to August 2001.

John O. Caezza	48	President, Broadband Systems Solutions since January 2006. President, C-COR Access and Transport Business Unit, from August 2001 to January 2006; Vice President and General Manager, Broadband Communications Division of ADC Telecommunications, Inc., a major manufacturer of uncompressed digital transport, opto-electronic, and radio frequency products for the broadband communications market, from May 2000 to August 2001.

Stephen Timothy Gropp	52	Corporate Vice Present Worldwide Sales since January 2006. Corporate Vice President, Americas Business, from June 2004 to January 2006; Vice President of Worldwide Sales, Alopa Networks, Inc., a provider of operations support software for use in cable television networks, from April 2003 to May 2004; Vice President of Sales, Broadband Services, Inc., a provider of outsourced supply chain management services for telecom service providers, from August 2001 to April 2003; Customer Team Vice President for Broadband Service Providers and Emerging Service Providers for the Western United States, Lucent Technologies, Inc., a provider of systems, services, and software for communications networks, from November 1998 to August 2001.

William T. Hanelly	50	Chief Financial Officer, Secretary, and Treasurer since August 2001; Vice President, Finance, Secretary, and Treasurer from October 1998 to August 2001.

David E. Levitan	45	President, C-COR Network Services Business Unit, since August 2004; Senior Vice President and General Manager, Cable Matrix Technologies, Inc., a provider of software solutions for managing quality of service in high speed broadband data networks, from May 2003 to July 2004; Vice President and General Manager, SciCare Broadband Services Division of Scientific-Atlanta, Inc., a supplier of digital interactive subscriber systems, transmission networks, and services to broadband network operators, from November 1998 to August 2002.

Michael J. Pohl	55	President, Global Strategies since January 2006. President, C-COR Solutions Business Unit from January 2005 to January 2006; President and CEO, nCUBE Corp., a worldwide provider of on demand media and digital advertising systems, from March 2002 to January 2005; President, nCUBE, from July 1999 to March 2002.

Kenneth A. Wright	50	Chief Technology Officer since October 2000; Chief Technology Officer, 21e.net from October 1999 to October 2000; Chief Technology Officer, InterMedia Partners from February 1995 to October 1999.

PART II

Item 5.	Market for the Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

C-COR’s common stock is traded on The Nasdaq Global Market under the symbol of CCBL. The range of high and low price information as reported by Nasdaq follows:

	High	Low
2005
Quarter ended
September 24, 2004	$10.30	$6.82
December 31, 2004	$9.50	$6.95
March 25, 2005	$9.56	$6.09
June 24, 2005	$7.39	$5.74
2006
Quarter ended
September 23, 2005	$8.82	$6.33
December 23, 2005	$6.85	$4.96
March 24, 2006	$7.76	$4.83
June 30, 2006	$8.95	$6.19

We have never paid a cash dividend on our common stock.

At August 18, 2006, there were 654 shareholders of record of common stock.

Item 6.	Selected Financial Data

Selected Financial Data

(in thousands, except per share data)

Fiscal Year Ended	June 30, 2006	June 24, 2005	June 25, 2004	June 27, 2003	June 28, 2002
	(In thousands except per share data)
Statement of operations data:
Net sales	$262,526	$237,260	$240,918	$200,662	$265,651
Net income (loss) (1)	(27,306)	(25,690)	44,160	(139,589)	(41,924)
Net income (loss) per share
Basic	$(0.57)	$(0.57)	$1.14	$(3.84)	$(1.24)
Diluted	$(0.57)	$(0.57)	$1.10	$(3.84)	$(1.24)
Weighted average common shares and common share equivalents
Basic	47,891	45,325	38,832	36,384	33,710
Diluted	47,891	45,325	40,223	36,384	33,710
Balance sheet data (at period end):
Working capital	$76,386	$86,075	$140,700	$37,597	$164,727
Cash and marketable securities (2)	60,928	52,647	116,725	22,611	111,860
Total assets	313,129	337,755	266,885	143,017	270,823
Total long-term debt obligations	36,265	35,779	930	1,113	1,896
Shareholders’ equity	194,867	217,039	208,262	81,529	218,598

(1)	Net income (loss) in fiscal years 2006, 2005, 2004 and 2003 includes a number of significant charges and recoveries, including charges associated with business combinations (See Notes 3, 4 and 22 to the consolidated financial statements in Item 8 of this Form 10-K).
(2)	Cash excludes $4,159, $3,690, $1,637, and $2,300 of restricted cash at the end of fiscal years 2006, 2005, 2004, and 2003, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

We are a global provider of integrated network solutions that include access and transport equipment, content and operations management systems and technical services for broadband networks. The Company operates in three business segments: C-COR Access and Transport, C-COR Solutions and C-COR Network Services.

Our C-COR Access and Transport segment is responsible for the development, management, production, support and sale of network infrastructure products, including our amplitude modulation headend/hub optical platform and line of optical nodes, and a full offering of radio frequency amplifiers and high quality, high capacity transport platforms for multiservice, packet-based networks.

Our C-COR Solutions segment is responsible for development, integration, management, implementation, support, and sale of content and operations management systems, including software and hardware, for delivery of video on demand and digital advertising as well as application-oriented software for network and service assurance, workforce management and policy service management.

Our C-COR Network Services segment provides technical services for engineering, design, and deployment of advanced applications over broadband networks, including outsourced operational services, network design and engineering, network integration, outside plant and construction services, and consulting to a variety of customers.

Net sales for fiscal year 2006 were $262.5 million, an increase of 11% from $237.3 million in fiscal year 2005, reflecting higher revenues from the sales of content and operations management systems and network technical services. Content and operations management systems revenues increased 115% to $51.6 million for fiscal year 2006 compared to $24.0 million for fiscal year 2005, primarily due to higher video on demand (VOD) sales and back office operational support system sales. Technical services revenues increased 32% to $52.9 million for fiscal year 2006 compared to $40.1 million for fiscal year 2005, due to increased recurring services projects and upgrade work. These increases were partially offset by lower revenues for access and transport products, primarily in international markets. Our largest customer during fiscal year 2006 was Time Warner Cable, accounting for 25% of net sales. Our financial results for fiscal year 2006, ended June 30, 2006, include one additional week of operations compared to fiscal year 2005.

Gross margins were 31.9% compared to gross margins of 36.0% for fiscal year 2005. During fiscal year 2006, we recorded an $8.6 million write-down in inventory due to our decision to cease selling certain transport product lines.

During fiscal year 2006, we implemented a company-wide restructuring plan, which involved expense reductions, product line rationalization, and divestitures of certain operations (See Notes 4 and 5 to the consolidated financial statements in Item 8 of this Form 10-K). We believe that our restructuring activity is substantially complete, but we will continue to monitor our business and may determine that it is appropriate to further implement restructuring initiatives in the future.

Our operating expenses as a percentage of net sales were 47% for both fiscal years 2006 and 2005. Operating expense levels for both selling and administrative expense and research and product development expense, increased during fiscal year 2006, compared to fiscal year 2005. This resulted from higher personnel and administrative expense from the acquisition of nCUBE Corporation (nCUBE) in fiscal year 2005 and increased expense due to recording $3.5 million of stock-based compensation associated with our adoption of Statement of Financial Accounting Standards (SFAS) No. 123R – “Share-Based Payment” (Statement 123R) as of June 25, 2005 (see Notes 2 and 15 to the consolidated financial statements in Item 8 of this Form 10-K).

We are subject to various risks associated with our business operations. For additional information concerning risks, refer to “Risk Factors,” in Part 1, Item 1A of this Form 10-K.

Critical Accounting Policies and Estimates

The accounting and financial reporting policies of the Company are in conformity with U.S. generally accepted accounting principles. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Management has discussed the development and selection of the Company’s critical accounting estimates with the Audit Committee of the Company’s Board of Directors and the Audit Committee has reviewed the Company’s related disclosures. A detailed description of the Company’s significant accounting policies is set forth below and in the Notes to Consolidated Financial Statements in the Company’s Form 10-K for fiscal year 2006.

The critical accounting policies requiring estimates, assumptions, and judgments that we believe have the most significant impact on our consolidated financial statements are:

•	Revenue recognition

•	Allowances for doubtful accounts

•	Valuation of inventories

•	Valuation of goodwill, other intangible assets, and long-lived assets

•	Restructuring costs

•	Share-based compensation

•	Warranty liabilities

•	Accounting for foreign currency translation and transactions

•	Accounting for income taxes

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

Content and operations management systems revenues consist of equipment and application-oriented software to support the sale of video on demand systems, digital advertising insertion systems, and operational support systems. For our software licensing arrangements involving multiple elements, revenue is allocated to each element based on vendor specific objective evidence (VSOE) of fair values of the elements. Our VSOE of fair value is determined based on the price charged when the same element is sold separately. If VSOE of fair value does not exist for all elements in a multiple element arrangement, revenue is deferred until all elements without VSOE are delivered at which time we apply the residual method. Under the residual method, if VSOE exists for the undelivered elements, the fair value of the undelivered elements is deferred and recognized ratably, and the remaining portion of the arrangement is recognized as revenue upon delivery, which generally occurs on completion of implementation of the system. License revenue allocated to software products, in certain circumstances, is recognized upon the delivery of the software products. For certain of our software license arrangements where professional services are being provided that are deemed to be essential to the functionality or are for significant production, modification, or customization of the software product, both the software product revenue and the professional service revenue are recognized on the completed-contract method, as the Company does not have the ability to reasonably estimate contract costs at the inception of the contracts. Under the completed-contract method, revenue is recognized when the contract is complete, and all direct costs and related revenues are deferred until that time. Beginning in fiscal year 2005, we recognize software license and associated professional services revenue for one of our software license products (mobile workforce management) using the percentage-of-completion method of accounting as we believe that our estimates of costs to complete and extent of progress toward completion of such contracts are reliable.

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

Valuation of Inventories. Inventories are stated primarily at the lower of cost or market. Cost is determined on the first-in, first-out method. We establish provisions for excess and obsolete inventories after evaluation of historical sales and usage, current economic trends, market conditions, product rationalization, forecasted sales, product lifecycles, and current inventory levels. This evaluation requires us to make estimates regarding future events in an industry where rapid technological changes are prevalent. It is possible that increases in inventory reserves may be required in the future if there is a decline in market conditions or if changes in expected product lifecycles occur. Alternatively, if market conditions improve or product lifecycles extend, we may have greater success in selling inventory that had previously been written down. In either event, the actual value of our inventory may be higher or lower and recognition of such difference will affect our cost of sales in a future period, which could materially affect our operating results and financial position.

Valuation of Goodwill, Other Intangible Assets, and Other Long-lived Assets. We assess goodwill at least annually for impairment and more frequently if circumstances warrant. We have chosen the end of the third quarter of each fiscal year as the period for performing our annual assessment. The impairment assessment is performed in two steps: (i) we determine whether impairment is indicated by comparing the fair value of each of our reporting units with its carrying value and (ii) if there is an indication of impairment, we measure the amount of impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill. We normally calculate the fair value of our reporting units by using the projected discounted cash flow method using a discount rate we determine to be commensurate with the risk inherent in our current business. If impairment is indicated, we allocate the fair value of the reporting unit to the reporting unit’s individual assets and liabilities. The residual value is the implied fair value of goodwill. The difference between the carrying amount of the goodwill and the implied fair value of the goodwill is recorded as an impairment loss. We also assess other intangible assets and other long-lived assets for recoverability whenever events or changes in circumstances indicate that their carrying value may not be recoverable through the estimated undiscounted future cash flows resulting from the use of the assets. When an impairment of goodwill, intangible assets, or long-lived assets is determined, it is recorded as a charge against earnings in the period when recognized. For additional information regarding goodwill and other intangible assets, refer to Note 10 of our consolidated financial statements.

Restructuring Costs. Restructuring costs are recorded in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (Statement 146). Statement 146 requires that a liability be recognized for a cost associated with an exit or disposal activity when the liability is incurred. Statement 146 requires us to make judgments in estimating the restructuring costs of leased facilities, including such assumptions as to when a facility will be subleased and the amount of sublease income. For additional information regarding restructuring costs, refer to Note 5 of our consolidated financial statements. Revisions to our estimates could result in an additional charge to earnings or a reversal of previously recorded charges, which could materially affect our operating results and financial position in future periods if anticipated events and key assumptions change.

Share-based Compensation. The Company adopted SFAS No. 123R, “Share-Based Payment” (Statement 123R) as of June 25, 2005, which requires the Company to measure compensation cost for all outstanding unvested share-based awards at fair value and recognize compensation over the service period for awards expected to vest. The estimation of stock awards that will ultimately vest requires judgment and, to the extent actual results differ from the Company’s estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. The Company considers many factors when estimating expected forfeitures, including types of awards and historical experience. Actual results may differ substantially from these estimates.

Warranty Liabilities. We warrant our products against defects in materials and workmanship, generally for one to five years, depending upon product lines and geographic regions. A provision for estimated future costs related to warranty activities is recorded when the product is shipped, based upon our historical experience of known product failure rates and historical costs incurred in correcting product failures. In addition, from time to time, the recorded amount is adjusted for specifically identified warranty exposures if unforeseen technical problems arise. In the event that our historical experience of product failure rates and costs of correcting product failures change, or our estimates relating to probable losses resulting from specifically identified warranty exposures change, we may be required to record additional warranty reserves. Alternatively, if we provided more reserves than we needed, we may reverse a portion of such provisions in future periods. In the event we change our warranty reserve estimates, the resulting charge against future cost of sales or reversal of previously recorded charges may materially affect our operating results and financial position.

Accounting for Foreign Currency Translation and Transactions. In preparing our consolidated financial statements, we are required to translate the financial statements of our foreign subsidiaries from the currency in which they keep their accounting records, generally the local currency, into United States dollars. This process results in exchange gains and losses which, are either included within the consolidated statement of operations or as a separate component of shareholders’ equity. Under the relevant accounting guidance, the treatment of these translation gains or losses is dependent upon management’s determination of the functional currency of each subsidiary. The functional currency is determined based upon management’s judgment and involves consideration of all relevant economic facts and circumstances affecting the subsidiary. Generally, the currency in which the subsidiary transacts a majority of its transactions, including billing, financing, payroll and other expenditures would be considered the functional currency but dependency upon the parent company and the nature of the subsidiary’s operations must also be considered. If any subsidiary’s functional currency is deemed to be the local currency, then any gain or loss associated with the translation of the subsidiary’s financial statements is included in shareholders’ equity. However, if the functional currency is deemed to be the United States dollar, then any gain or loss associated with the translation of the subsidiary’s financial statements would be included within our consolidated statement of operations. If we dispose of any of our subsidiaries, any cumulative translation gains or losses would be realized in our consolidated statement of operations. If we determine that there has been a change in the functional currency of a subsidiary to the United States dollar, any translation gains or losses arising after the date of change would be included within our consolidated statement of operations. We convert the assets and liabilities of foreign operations into their United States dollar equivalents at rates in effect at the balance sheet dates. The statements of operations of foreign operations are translated from the operation’s functional currency to the United States dollar equivalents at average rates for the period. Foreign currency transaction gains and losses resulting from settlement of foreign receivables and payables, including certain cross-currency intercompany activities where payment is expected to be satisfied in the normal course of business, are recorded in the consolidated statements of operations. Other cross-currency intercompany activities, where management has no intent to require payment in the foreseeable future, are recorded in shareholders’ equity as a component of other comprehensive income (loss). In the event management’s intent with respect to cross-currency intercompany activities changes, such changes could result in future foreign currency gains or losses that may materially affect our operating results and financial position.

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

Overview of Divestitures and Impairment Charges

During fiscal year 2006, we recognized total impairment charges of $7.0 million. An impairment loss of $5.3 million was recognized during the second quarter of fiscal year 2006 related to our decision to cease sales and marketing activities associated with certain transport product lines. The impairment charge was comprised of $5.0 million of other intangible assets associated with purchased technology and $342,000 associated with the write-down of property and equipment. The fair value of these assets was measured based on an estimate of discounted cash flows expected to result from the use and disposition of these assets.

On April 7, 2006, we divested our operation located in Mulgrave, Australia, in a sale of business transaction. The operation was included as part of our Access and Transport segment. The terms of sale included a 1.5 million Australian dollar cash payment ($1.1 million United States dollars) for the business. We recorded an impairment of $1.7 million associated with a write-down in our investment in the business during fiscal year 2006.

On March 7, 2006, we divested our digital video product line, which was deemed to be a non-strategic product line, in a sale to Newfound Technologies Corporation, a privately held, Massachusetts-based supplier of electronic hardware. The sale included the Company’s DV 6000® series of products, which was included in our Access and Transport product segment. The terms of sale included a $4.0 million cash payment, which was made up of an initial payment of $3.4 million and an installment receivable of $600,000 to be paid in three (3) quarterly installments of $200,000 each, payable 90, 180, and 270 days from the closing date of March 7, 2006. The first installment payment was received as of June 30, 2006. Additional contingent cash consideration will be paid to us if certain sales objectives are achieved in the twenty-five months immediately following March 7, 2006. The sale included the transfer of assets, primarily inventory and fixed assets and certain liabilities. We recorded a gain on sale of product line of $2.0 million.

Subsequent Events

On August 31, 2006, we sold certain assets and transferred certain liabilities to Sigma Systems Canada, Inc (Sigma) and its affiliated operation in India. The assets sold and liabilities transferred included a shared 50% interest in the intellectual property associated with certain software products, contractual obligations, certain accounts receivable and equipment. In addition, we entered into an Agreement of Undertaking, whereby we transferred to Sigma certain assets, employees and contractual obligations associated with our India operation. The operation was included as part of our C-COR Solutions segment. As of June 30, 2006, we recorded assets and liabilities held for sale of $303,000 and $415,000 respectively, relating to the transaction.

Results of Operations

The Company’s consolidated statements of operations for fiscal years 2006, 2005, and 2004 as a percentage of net sales, are as follows:

	Year Ended
	June 30, 2006	June 24, 2005	June 25, 2004
Net sales:
Products	60.2%	73.0%	76.8%
Services	20.1	16.9	18.8
Content and operations management systems	19.7	10.1	4.4

Total net sales	100.0	100.0	100.0

Cost of sales:
Products	37.2	43.3	45.8
Services	17.6	15.4	15.2
Content and operations management systems	10.0	5.3	1.5
Excess and obsolete inventory charge	3.3	0.0	0.0

Total cost of sales	68.1	64.0	62.5

Gross margin	31.9	36.0	37.5
Operating expenses:
Selling and administrative	26.3	26.3	18.0
Research and product development	14.5	15.9	8.9
Amortization of other intangibles	1.7	2.4	1.0
Impairment charges	2.7	0.0	0.0
Acquired in-process technology charge	0.0	2.5	0.4
Gain on sale of product line	(0.7)	0.0	0.0
Restructuring costs (recovery)	2.5	0.4	(0.1)

Total operating expenses	47.0	47.5	28.2

Income (loss) from operations	(15.1)	(11.5)	9.3
Other income (expense), net:
Interest expense	(0.5)	(0.3)	(0.0)
Investment income	0.8	0.6	0.5
Foreign exchange gain	0.1	0.1	0.1
Gain on sale of bankruptcy trade claims	4.3	0.0	8.7
Other income (expense), net	1.2	(0.1)	0.1

Income (loss) before income taxes	(9.2)	(11.2)	18.7
Income tax expense (benefit)	1.2	(0.4)	0.4

Net income (loss)	(10.4)%	(10.8)%	18.3%

The table below sets forth our net sales for fiscal years 2006, 2005, and 2004 for each of our reportable segments described in Note 23 of our consolidated financial statements.

	Fiscal Year Ended
	(In millions of dollars)
Operating Segment	June 30, 2006 Net Sales	%	Change from Prior Year %	June 24, 2005 Net Sales	%	Change from Prior Year %	June 25, 2004 Net Sales	%
C-COR Access and Transport	$158.0	60	(9)	$173.2	73	(6)	$184.9	77
C-COR Network Services	52.9	20	32	40.1	17	(12)	45.4	19
C-COR Solutions	51.6	20	115	24.0	10	126	10.6	4

Consolidated	$262.5	100	11	$237.3	100	(1)	$240.9	100

The table below sets forth our net sales for fiscal years 2006, 2005, and 2004 by geographic region.

	Fiscal Year Ended
	(In millions of dollars)
Geographic Region	June 30, 2006 Net Sales	%	Change from Prior Year %	June 24, 2005 Net Sales	%	Change from Prior Year %	June 25, 2004 Net Sales	%
United States	$184.9	70	21	$152.8	64	(12)	$173.7	72
Europe	52.3	20	(7)	56.3	24	69	33.3	14
Asia	14.1	5	(8)	15.4	6	(31)	22.3	9
Canada	4.1	2	14	3.6	2	(23)	4.7	2
Latin America	7.1	3	(23)	9.2	4	33	6.9	3

Consolidated	$262.5	100	11	$237.3	100	(1)	$240.9	100

Fiscal 2006 Compared to Fiscal 2005

Net Sales. Sales on a consolidated basis increased 11% in fiscal year 2006, reflecting higher revenues from the sales of content and operations management, including product lines acquired from nCUBE, which is included in our results for the full year of fiscal 2006 and for approximately six-months during fiscal year 2005, and higher technical service sales. These higher revenues were partially offset by lower sales for access and transport products. Our largest customer for fiscal year 2006 was Time Warner Cable, accounting for 25% of net sales.

C-COR Access and Transport segment sales decreased 9% during fiscal year 2006, which was attributable primarily to a decline in sales to international customers in Europe, Asia, and Latin America. We believe capital spending in international regions was constrained due to spending cycles, competition, and consolidation among communication providers. Sales of radio frequency amplifiers decreased 14% to $86.3 million in fiscal year 2006 from $100.7 million in fiscal year 2005. Optical product sales declined 2%, to $71.7 million in fiscal year 2006, compared to $72.5 million in fiscal year 2005.

C-COR Solutions segment sales increased 115% during fiscal year 2006 reflecting sales of our content and operations management systems. The increase for fiscal year 2006 resulted primarily from increased sales of systems and software applications for video on demand (VOD) products, derived from product lines acquired in our acquisition of nCUBE in the third quarter of fiscal year 2005. In addition, sales of operational support software (OSS), primarily for mobile workforce management and subscriber fulfillment solutions, increased as network operators seek to improve the management of their service delivery and add new services to increase revenue. The majority of revenues in this segment are derived from sales under multiple element arrangements, whereby revenues are recognized using the completed contract method of accounting or, in some cases, are recognized ratably over the delivery period. As a result, revenues in the C-COR Solutions segment are affected both by the timing of new orders and customer acceptance requirements. Software license and associated professional services revenue for our mobile workforce software product line is recognized using the percentage of completion method of accounting due to our ability to reliably estimate contract costs at the inception of the contracts.

C-COR Network Services segment sales increased 32% during fiscal year 2006 resulting from increased recurring services projects with Time Warner Cable and upgrade projects with Mediacom Communications. The increases were partially offset by lower sales to Adelphia related to upgrade projects which had accounted for a substantial portion of revenues in fiscal year 2005.

Domestic sales increased for C-COR Solutions and C-COR Network Services segments during fiscal year 2006, due to increased revenues for content and operations managements systems, primarily for VOD and certain OSS product lines, and recurring services. Domestic sales of C-COR Access and Transport product lines were relatively flat during fiscal year 2006.

International sales decreased for fiscal year 2006 due primarily to lower C-COR Access and Transport sales in Europe, Asia, and Latin America, which were partially offset by increased revenues for our VOD products in the C-COR Solutions segment. We expect demand for our product line offerings in international markets will continue to be highly variable. The international markets represent distinct markets in which capital spending decisions for network equipment and solutions are affected by a variety of factors, including access to financing and general economic conditions.

The tables below sets forth our backlog by industry segment as of June 30, 2006 compared to June 24, 2005:

	Fiscal Year Ended
June 30, 2006:	(In millions of dollars)
Industry Segment	C-COR Access and Transport	C-COR Network Services	C-COR Solutions	Total Backlog	% of Total
12-month backlog	$27.7	$22.4	$36.2	$86.3	89
Greater than 12-month backlog	—	—	10.4	10.4	11

Total backlog	$27.7	$22.4	$46.6	$96.7	100

% of total	29	23	48	100

	Fiscal Year Ended
June 24, 2005:	(In millions of dollars)
Industry Segment	C-COR Access and Transport	C-COR Network Services	C-COR Solutions	Total Backlog	% of Total
12-month backlog	$28.6	$19.3	$30.1	$78.0	100

Total backlog	$28.6	$19.3	$30.1	$78.0	100

% of total	37	25	38	100

As of June 30, 2006, we began reporting total contract backlog, which is defined as the revenue we expect to generate in future periods from existing customer contracts. Our 12-month backlog is defined as the revenue we expect to generate from customer contracts over the next 12 months. As of June 30, 2006, the majority of orders in backlog for C-COR Access and Transport will result in revenue over the next six months while orders in backlog of C-COR Network Services typically include a portion that will result in revenue over the latter part of the twelve month period. For C-COR Solutions, included in backlog are software license fees, maintenance fees, systems and services specified in executed contracts, for which the timing of revenue can be affected by both contract performance and the application of accounting principles to the specific terms of the contract. As a result, a portion of our C-COR Solutions backlog is expected to generate revenues in periods that extend beyond the next 12 months. Our backlog as of June 24, 2005 represented our estimate of backlog that was expected to be realized over a 12- month period and did not reflect total contract backlog.

Our backlog methodology requires us to make judgments about the timing of implementation and deployment schedules based upon our historical experience. Backlog can change due to a number of factors, including unforeseen changes in development and implementation schedules, contract renegotiations or terminations, or changes in customer financial conditions. In addition, changes in foreign currency exchange rates may also affect the amount of revenue actually recognized in future periods. Accordingly, there can be no assurance that contracts included in backlog will actually generate the anticipated revenues or that the actual revenues will be generated as indicated for the corresponding 12-month or greater than 12-month periods. We make management decisions based on our backlog, including hiring of personnel, purchasing of materials, and other matters that may increase our production capabilities and costs. Cancellations, delays or reductions of orders or contracts could adversely affect our results of operations and financial condition.

Gross Margin. The following table sets forth our gross margins by operating segment for fiscal year 2006 compared to fiscal year 2005.

	Fiscal Year Ended
Operating Segment	June 30, 2006 Gross Margin %	Change Points	June 24, 2005 Gross Margin %
C-COR Access and Transport	32.8	(7.9)	40.7
C-COR Network Services	12.4	3.3	9.1
C-COR Solutions	49.2	1.8	47.4

Consolidated	31.9	(4.1)	36.0

Consolidated gross margins decreased during fiscal year 2006, primarily due to lower gross margin in our C-COR Access and Transport segment. C-COR Access and Transport segment gross margins decreased due to an $8.6 million write-down in inventory during fiscal year 2006 associated with certain transport product lines, based on management’s assessment of market conditions for those products. In addition, lower volumes and product mix also contributed to the decline in gross margins. C-COR Network Services segment gross margins increased during fiscal year 2006 due to higher margins on recurring services revenues. Higher project costs and adjustments associated with the Adelphia upgrade projects in fiscal year 2005 contributed to lower margins during the prior year period. Gross margins increased for the C-COR Solutions segment during fiscal year 2006 due primarily to the higher volumes and product mix. We anticipate that our future gross margins in all of our business segments will continue to be affected by many factors, including revenue levels in general, sales mix, competitive pricing pressures, the timing of new product introductions and the timing of deployments for certain of our content and operations management systems.

Selling and Administrative. Selling and administrative expenses were $68.9 million (26% of net sales) in fiscal year 2006, compared to $62.3 million (26% of net sales) in fiscal year 2005. Selling and administrative expenses increased 11% during fiscal year 2006 as a result of higher personnel and administrative expense associated with the acquisition of nCUBE, which were included in operating expenses for a full year during fiscal year 2006 compared to approximately six months during fiscal year 2005, and stock-based compensation associated with the adoption of SFAS No. 123R – “Share-Based Payment” (Statement 123R), effective as of June 25, 2005.

Research and Product Development. Research and product development expenses were $38.2 million during fiscal year 2006 compared to $37.8 million during fiscal year 2005.

The table below set forth our research and product development expenses for fiscal year 2006 compared to fiscal year 2005, for each of our reportable segments.

	Fiscal Year Ended
	(In millions of dollars)
Operating Segment	June 30, 2006 Expense	%	Change %	June 24, 2005 Expense	%
C-COR Access and Transport	$16.7	44	(23)	$21.6	57
C-COR Solutions	20.5	54	35	15.2	40
Unallocated	1.0	2	0	1.0	3

Consolidated	$38.2	100	1	$37.8	100

Research and product development expenses in the C-COR Access and Transport segment decreased for fiscal year 2006, due primarily to lower personnel costs resulting from reductions in personnel. Research and product development expenses in the C-COR Solutions segment increased for fiscal year 2006, primarily due to higher personnel costs resulting from the acquisition of nCUBE, which were included in operating expenses for a full year during fiscal year 2006 compared to approximately six months during fiscal year 2005. We believe sustained commitment to product development efforts will be required for us to remain competitive, and anticipate continuing investments in research and product development in future periods related to access and transport products, on demand systems, and operational support software solutions.

Restructuring Charges. Restructuring charges were $6.6 million in fiscal year 2006 compared to restructuring charges of $993,000 in fiscal year 2005. During fiscal year 2006, we initiated a restructuring of our operations to reduce costs and maximize operational efficiency by relocating certain processes from Wallingford, Connecticut to our Tijuana, Mexico facility as well as closing our Sunnyvale, California and Andover, Massachusetts facilities. The restructuring charges represented employee termination benefits associated with workforce reductions of approximately 209 employees and lease commitment costs related to the closure and downsizing of these facilities. The restructuring initiative was substantially completed as of June 30, 2006.

Operating Income (Loss) By Segment. The table below sets forth our operating income (loss), excluding unallocated items, for fiscal years ended June 30, 2006 and June 24, 2005, for each of our reportable segments.

	Fiscal Year Ended
	(In millions of dollars)
	June 30, 2006 Operating Income (Loss)	Change from Prior Year	June 24, 2005 Operating Income (Loss)
Operating Segment
C-COR Access and Transport	$24.9	(11.2)	$36.1
C-COR Network Services	3.6	2.3	1.3
C-COR Solutions	(5.6)	4.7	(10.3)

Operating income (excluding unallocated items) for the C-COR Access and Transport segment decreased for fiscal year 2006, compared to fiscal year 2005 due to lower revenues and gross margins, which included an $8.6 million write-down of inventory associated with certain transport product lines, as well as restructuring costs incurred during the period. Operating income (excluding unallocated items) for the C-COR Network Services segment increased for fiscal year 2006 compared to fiscal year 2005 due to increased gross margin associated with recurring services. In addition, operating results for C-COR Network Services were adversely affected by higher project costs incurred on certain upgrade projects in fiscal year 2005. Operating loss (excluding unallocated items) for the C-COR Solutions segment decreased for fiscal year 2006, compared to the prior year. Although revenues increased in this segment during fiscal year 2006, an operating loss was incurred as result of higher operating expenses, including higher amortization of intangibles associated with the nCUBE acquisition and restructuring costs.

Interest Expense and Investment Income. Interest expense was $1.4 million in fiscal year 2006 compared to $680,000 in fiscal year 2005. The increase in interest expense resulted primarily from interest payments and debt issuance costs associated with our 3.5% senior unsecured convertible notes issued on December 31, 2004 in the acquisition of nCUBE.

Investment income was $2.0 million in fiscal year 2006 compared to $1.3 million in fiscal year 2005. Investment income increased in fiscal year 2006, due to $393,000 of interest income received on proceeds from the sale of trade claims in the bankruptcy cases of Adelphia and affiliates, and higher investment returns compared to fiscal year 2005.

Gain on sale of bankruptcy trade claims. In October 2003, we sold substantially all of our pre-petition claims related to accounts receivables in the bankruptcy cases of Adelphia and affiliates. We received an initial payment in fiscal year 2004 of $21.1 million, with additional amounts being held in escrow pending the resolution of certain contingencies. In the fourth quarter of fiscal year 2006, we received $11.8 million (includes interest income of $393,000) of the additional funds held in escrow. A gain of $11.4 million (net of $458,000 credited to interest income and legal costs) was recorded as a gain on sale of bankruptcy trade claims in the fourth quarter of fiscal year 2006.

Other income (expense), net. Other income was $3.1 million in fiscal year 2006 compared to other expense of $282,000 in fiscal year 2005. Included in other income for fiscal year 2006 was a $1.2 million gain on litigation judgment and $1.1 million gain on sale of assets.

Income Tax Expense (Benefit). Income tax expense was $3.0 million for fiscal year 2006 compared with an income tax benefit for fiscal year 2005 of $856,000. Income taxes for fiscal year 2006 included the effect of changes in valuation allowances, deferred tax adjustments and current taxes paid or payable in certain foreign jurisdictions where the Company had taxable income. The income tax benefit in fiscal year 2005 included the reversal of approximately $1.8 million in certain tax contingencies settled during the year which was offset by current taxes payable for state and foreign income taxes in certain jurisdictions where we were profitable. The Company has assessed the realizability of its deferred tax assets, giving consideration to historical operating losses, scheduled reversals of deferred tax liabilities, projected future taxable income and tax planning strategies. We have concluded as of June 30, 2006, the realization of any future benefit from deductible temporary differences, net operating loss and tax credit carryforwards is uncertain in many of the taxing jurisdictions in which we operate. Therefore, we have continued to maintain a valuation allowance for substantially all of our deferred tax assets, with the exception of deferred tax assets in certain foreign jurisdictions where the Company is profitable. We expect to maintain valuation allowances related to deferred tax benefits until a level of profitability is achieved and sustained in the applicable tax jurisdiction that demonstrates it is more likely than not that we will be able to realize all or part of the deferred tax assets. In the event that we reverse the valuation allowance in the future, reported tax expense subsequent to such action will increase and will likely approximate the statutory rates in the various jurisdictions in which it operates.

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

C-COR Access and Transport segment sales decreased 6% during fiscal year 2005, which was attributable to lower product sales to certain domestic cable operators, including Adelphia, Comcast and Cox, as well as customers in the Asia Pacific region. The decline was partially offset by increased sales in Europe, as we benefited from increased capital spending in Spain and the United Kingdom. Sales of radio frequency amplifiers decreased 9% to $100.7 million in fiscal year 2005 from $111.1 million in fiscal year 2004. Optical product sales declined 2%, to $72.5 million in fiscal year 2005, compared to $73.8 million in fiscal year 2004.

C-COR Network Services segment sales decreased 12% during fiscal year 2005 resulting from lower revenues related to network upgrade and build-out activities, which were partially offset by increased recurring service revenues which include system maintenance, customer service call and installation activities.

C-COR Solutions segment sales increased 126% for fiscal year 2005, reflecting sales of our operational support software solutions, as well as sales deriving from the acquisition of nCUBE. The nCUBE acquisition contributed approximately $12.6 million in sales during the last half of fiscal year 2005.

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

Consolidated gross margins decreased during fiscal year 2005, resulting from shifts in product mix during the year. For the C-COR Access and Transport segment, gross margins increased due to product mix changes and $2.3 million of lower warranty costs resulting from settlement of previously recorded specific warranty liabilities for amounts below their recorded value. For the C-COR Network Services segment, gross margins declined due to higher project costs associated with upgrade projects and lower sales volume. For the C-COR Solutions segment, gross margins for the year declined as a result of product mix, as product lines acquired from nCUBE had lower margins than our other operational support software solutions products.

Selling and Administrative. Selling and administrative expenses were $62.3 million (26% of net sales) in fiscal year 2005, compared to $43.3 million (18.0% of net sales) in fiscal year 2004. Selling and administrative expenses increased during the period as a result of increases in personnel and administrative expense due to the Lantern Communications, Inc. (Lantern) and Alopa Networks, Inc. (Alopa) acquisitions completed in the fourth quarter of fiscal year 2004 and the Stargus Inc. (Stargus), Optinel Systems, Inc. (Optinel), and nCUBE acquisitions completed during fiscal year 2005. Additional increases in costs were incurred during the year associated with marketing and promotional expenses and accounting and consulting fees related to compliance with the Sarbanes-Oxley Act of 2002.

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

Operating Income (Loss) By Segment. The table below sets forth our operating income (loss), excluding unallocated items, for fiscal years ended June 24, 2005 and June 25, 2004, for each of our reportable segments.

	Fiscal Year Ended
	(in millions of dollars)
	June 24, 2005 Operating Income (Loss)	Change from Prior Year	June 25, 2004 Operating Income (Loss)
Operating Segment
C-COR Access and Transport	$36.1	(13.7)	$49.8
C-COR Network Services	1.3	(4.0)	5.3
C-COR Solutions	(10.3)	(10.8)	.5

Operating Income (Loss) By Segment. Operating income (excluding unallocated items) for the C-COR Access and Transport segment in fiscal year 2005 decreased primarily due to lower revenues and higher operating expenses, primarily research and development costs, resulting from the acquisition of Lantern in the fourth quarter of fiscal year 2004 and Optinel during fiscal year 2005. Operating income (excluding unallocated items) for the C-COR Network Services segment in fiscal year 2005 decreased due to lower revenues and gross margins which resulted from higher project costs for upgrades during fiscal year 2005. Operating loss (excluding unallocated items) for the C-COR Solutions segment in fiscal year 2005 increased, compared to operating income of $466,000 in fiscal year 2004 due to lower gross margins and increased operating expense, primarily for research and development costs resulting from the acquisitions of Alopa during the fourth quarter of fiscal year 2004, and Stargus and nCUBE during fiscal year 2005.

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

Income Tax Expense (Benefit). Income tax benefit was $856,000 for fiscal year 2005 compared with income tax expense for fiscal year 2004 of $1.0 million. Income tax benefit for fiscal year 2005 included the reversal of approximately $1.8 million in certain tax contingencies settled during the year, which was offset by current taxes payable for state and foreign income taxes in certain jurisdictions where we were profitable. As of June 24, 2005, realization of any future benefit from deductible temporary differences, net operating loss and tax credit carryforwards was uncertain in many of the taxing jurisdictions in which the Company operates. Therefore, we continued to maintain a valuation allowance for substantially all of our deferred tax assets, with the exception of deferred tax assets in certain foreign jurisdictions where the Company is profitable.

Liquidity and Capital Resources

	Fiscal Year Ended
	June 30, 2006	June 24, 2005	June 25, 2004
	(In millions of dollars)
Cash and cash equivalents	$53.3	$43.3	$63.8
Marketable securities	7.6	9.3	52.9
Net cash provided by (used in) operating activities	6.9	(12.6)	49.3
Net cash provided by (used in) investing activities	2.0	(9.2)	(87.7)
Net cash provided by (used in) financing activities	1.0	1.1	79.2

As of June 30, 2006, cash and cash equivalents totaled $53.3 million, up from $43.3 million at June 25, 2004. The reasons for the increase are described below.

Marketable securities decreased to $7.6 million at June 30, 2006, from $9.3 million at June 24, 2005. We invest portions of our available cash in deposits with major banks, corporate obligations, municipal securities, collateralized mortgage obligations, asset-backed securities, mutual funds, variable rate demand notes, equity securities, and certificates of deposit of varying maturities. Our investment policy is to manage these assets to preserve principal, maintain adequate liquidity at all times and maximize returns subject to our investment guidelines.

As of June 30, 2006, we had total restricted cash of $4.2 million held as collateral for letters of credit, of which $1.4 million has been classified as a current asset as of June 30, 2006 as the terms of the letters of credit expire in less than one year and $2.8 million has been classified as long-term.

Working capital was $76.4 million at June 30, 2006, compared to $86.1 million at June 24, 2005.

Operating Activities

Net cash provided by operating activities was $6.9 million in fiscal year 2006, compared with net cash used in operating activities of $12.6 million for fiscal year 2005. The increase was largely driven by reductions of inventory and increases in accrued liabilities. In addition, we received $11.8 million in cash proceeds for the sale of trade claims in the bankruptcy cases of Adelphia and settlement of a litigation judgment that contributed to the increased cash position as of June 30, 2006. Offsetting the cash inflows were our net loss for the period and cash outflows for reductions in accounts payable. The major elements of the change for fiscal year 2005 include a net loss for the period of $25.7 million, which is adjusted for non-cash items such as depreciation and amortization and acquired in-process technology charges, along with increased inventories and other various operating assets and liabilities, which were partially offset by increases in accounts payable and accrued liabilities.

Investing Activities

Net cash provided by investing activities was $2.0 million for fiscal year 2006, compared to cash used in investing activities of $9.2 million for fiscal year 2005. The cash provided by investing activities during the fiscal year was comprised primarily of $3.5 million of proceeds from the sale of product line, $15.9 million of proceeds from the sale of marketable securities, $1.3 million for the sale of property, plant, and equipment, and $1.1 million of proceeds from the sale of a subsidiary, which were partially offset by $14.2 million for purchases of marketable securities and $5.5 million for the purchase of property, plant, and equipment.

Financing Activities

Net cash provided by financing activities was $1.0 million for fiscal year 2006, compared to $1.1 million for fiscal year 2005. Cash provided by financing activities during both fiscal years 2006 and 2005 resulted primarily from proceeds from the exercise of stock options and warrants and proceeds from the issuance of stock pursuant to our employee stock purchase plan, which were partially offset by payment of debt and capital lease obligations.

Effective November 1, 2005, we amended our credit agreement of November 5, 2004 (the “Agreement”) with a bank for a $10.0 million revolving letter of credit facility. Under the amended Agreement, the $10.0 million may be used solely for the issuance of letters of credit which must be fully cash collateralized at the time of issuance. We are required to maintain with the bank cash collateral of 102% of the amount that can be drawn on the issued letters of credit. This collateral can be drawn on upon the occurrence of any event of default under the Agreement. The Agreement contains standard event of default provisions, but no financial covenants. The Agreement is committed through November 4, 2006. The applicable margin under the Agreement is 0.65%, payable quarterly in arrears. In the event that a letter of credit is drawn upon, the interest rate for any unreimbursed drawing is the bank’s floating prime rate.

As of June 30, 2006, the aggregate amount of letters of credit issued under the Agreement was $3.6 million. A cash compensating balance of $3.6 million (includes interest earned on account) was maintained to secure the letters of credit. The cash compensating balance is classified as part of current and long-term restricted cash on the consolidated balance sheet.

As of June 30, 2006, we have outstanding $35.0 million of 3.5% senior unsecured convertible notes (the “Notes”) due on December 31, 2009. The Notes were issued as part of the consideration for the nCUBE acquisition in fiscal year 2005. Interest on the Notes is payable semi-annually at the annual rate of 3.5% on June 30 and December 30. Each Note may be converted by the holder, at its option, into shares of our common stock at a conversion rate of 81.0905 shares per $1,000 of principal amount of the Note (as may be adjusted upon the occurrence of certain specified events). The Notes are convertible at any time before the close of business on the maturity date, unless we have previously repurchased the Notes.

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

Information regarding our contractual obligations is as follows:

	Payments due by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Contractual Obligations:
Long-term debt	$36,265	$299	$587	$35,379	$—
Interest payments on 3.5% senior convertible note	4,288	1,225	2,450	613	—
Operating leases	13,594	3,249	4,916	3,317	2,112
Purchase obligations	18,110	18,080	30	—	—

Total contractual cash obligations	$72,257	$22,853	$7,983	$39,309	$2,112

Information regarding our commitments is as follows:

	Amount of commitments expiration per period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Other Commitments:
Standby letters of credit	$4,158	$1,462	$2,696	$—	$—
Surety bonds	1,785	273	$1,512	$—	$—

Total commitments	$5,943	$1,735	$4,208	$—	$—

Working Capital Outlook

Our main source of liquidity is our unrestricted cash on hand and marketable securities.

Our $35.0 million aggregate principal amount of notes, issued in December 2004, requires semi-annual interest payments at an annual rate of 3.5% on June 30 and December 30. The notes mature on December 30, 2009. As of June 30, 2006, we had a restructuring accrual of $2.6 million, of which $1.6 million relates to employee termination benefits which will be paid out by December 2006. The remainder of the restructuring balance relates to excess leased facilities, which will be paid over their respective lease terms ending through 2014, unless terminated earlier. In addition, future amounts are owed to third parties related to a portion of the proceeds we received from a litigation judgment in amounts that were undetermined as of June 30, 2006.

Taking into account the fixed charges associated with our long-term debt obligations, amounts owed to third parties from proceeds received from the litigation judgment and restructuring accruals, we believe remaining cash and cash equivalents balances, and our marketable securities will be adequate to cover our operating cash requirements over the next 15 to 18 months. However, we may find it necessary or desirable to seek financing to support our capital needs and provide funds for additional strategic initiatives, including acquiring or investing in complementary business, products, services, or technologies. Accordingly, this may require third-party financing or equity-based financing, such as issuance of common stock, preferred stock, or subordinated convertible debt securities and warrants, which would be dilutive to existing shareholders. We do not currently have any committed lines of credit or other available credit facilities that could be utilized for capital requirements, and it is uncertain whether such facilities could be obtained in sufficient amounts or on acceptable terms.

Accounting Pronouncements

In November 2005, the FASB issued Staff Position (“FSP”) FAS123(R)-3, “Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards”. This FSP requires an entity to follow either the transition guidance for the additional-paid-in-capital pool as prescribed in SFAS No. 123(R), “Share-Based Payment”, or the alternative transition method as described in the FSP. An entity that adopts SFAS No. 123(R) using the modified prospective application may make a one-time election to adopt the transition method described in this FSP. An entity may take up to one year from the later of its initial adoption of SFAS No. 123(R) or the effective date of this FSP to evaluate its available transition alternatives and make its one-time election. We are currently evaluating the impact this FSP will have on our consolidated financial statements, and as such we have not elected to adopt the transition method as of June 30, 2006. This method is not expected to have a material impact on our financial statements.

In June 2006, the FASB issued FASB Interpretation Number (“FIN”) 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 establishes a recognition threshold and measurement for income tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 also prescribes a two-step evaluation process for tax positions. The first step is recognition and the second is measurement. For recognition, an enterprise judgmentally determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of related appeals or litigation processes, based on the technical merits of the position. If the tax position meets the more-likely-than-not recognition threshold it is measured and recognized in the financial statements as the largest amount of tax benefit that is greater than 50% likely of being realized. If a tax position does not meet the more-likely-than-not recognition threshold, the benefit of that position is not recognized in the financial statements.

Tax positions that meet the more-likely-than-not recognition threshold at the effective date of FIN 48 may be recognized or, continue to be recognized, upon adoption of FIN 48. The cumulative effect of applying the provisions of FIN 48 shall be reported as an adjustment to the opening balance of retained earnings for that fiscal year. FIN 48 will apply to fiscal years beginning after December 15, 2006, with earlier adoption permitted. We are currently evaluating the impact FIN 48 will have on our consolidated financial statements when it becomes effective for us in fiscal year 2008 and are unable, at this time, to quantify the impact, if any, to retained earnings at the time of adoption.

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

The Company is exposed to foreign currency exchange rate risks inherent in its sales commitments, anticipated sales, and assets and liabilities denominated in currencies other than the United States dollar. We attempt to minimize exposure to currencies by managing our operating activities and net asset positions. As of June 30, 2006, our exposure to foreign currencies related primarily to intercompany foreign currency transactions where settlement is anticipated.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

C-COR Incorporated:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that C-COR Incorporated maintained effective internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). C-COR Incorporated’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that C-COR Incorporated maintained effective internal control over financial reporting as of June 30, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, C-COR Incorporated maintained, in all material respects, effective internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of C-COR Incorporated and subsidiaries as of June 30, 2006 and June 24, 2005, and the related consolidated statements of operations, cash flows, and shareholders’ equity for each of the three fiscal years in the period ended June 30, 2006, and our report dated September 12, 2006 expressed an unqualified opinion on those consolidated financial statements.

Harrisburg, Pennsylvania

September 12, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

C-COR Incorporated:

We have audited the accompanying consolidated balance sheets of C-COR Incorporated and subsidiaries as of June 30, 2006 and June 24, 2005, and the related consolidated statements of operations, cash flows, and shareholders’ equity for each of the three fiscal years in the period ended June 30, 2006. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as of June 30, 2006, and for each of the three fiscal years in the period ended June 30, 2006. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of C-COR Incorporated and subsidiaries as of June 30, 2006 and June 24, 2005, and the results of their operations and their cash flows for each of the three fiscal years in the period ended June 30, 2006, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation on June 25, 2005.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of C-COR Incorporated’s internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 12, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

Harrisburg, Pennsylvania

September 12, 2006

C-COR Incorporated

Consolidated Balance Sheets

(In thousands, except share and per share data)

	June 30, 2006	June 24, 2005
ASSETS
Current assets
Cash and cash equivalents	$53,279	$43,320
Restricted cash	1,409	3,690
Marketable securities	7,649	9,327
Accounts receivable, less allowance of $4,567 in 2006 and $2,985 in 2005	49,188	52,148
Unbilled receivables	3,308	1,592
Inventories	25,437	41,628
Deferred costs	4,555	6,826
Assets held for sale	303	—
Other current assets	4,239	5,563

Total current assets	149,367	164,094
Property, plant, and equipment, net	20,074	21,533
Goodwill	131,209	131,963
Other intangible assets, net	5,135	14,714
Deferred taxes	497	1,449
Other long-term assets	6,847	4,002

Total assets	$313,129	$337,755

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$25,796	$36,332
Accrued liabilities	26,423	25,299
Deferred revenue	19,674	14,887
Deferred taxes	374	1,339
Liabilities held for sale	415	—
Current portion of long-term debt	299	162

Total current liabilities	72,981	78,019
Long-term debt, less current portion	35,966	35,617
Deferred revenue	2,705	3,111
Deferred taxes	2,986	478
Other long-term liabilities	3,624	3,491

Total liabilities	118,262	120,716

Commitments and contingencies (See Note 20)
Shareholders’ equity
Preferred stock, no par value; authorized shares of 2,000,000; none issued	—	—
Common stock, $.05 par value; authorized shares of 100,000,000; issued shares of 51,653,206 at June 30, 2006 and 51,394,422 at June 24, 2005	2,583	2,570
Additional paid-in capital	383,362	378,334
Accumulated other comprehensive income	5,362	5,387
Unearned compensation	—	(161)
Accumulated deficit	(162,047)	(134,741)
Treasury stock at cost, 3,645,046 shares at June 30, 2006 and 3,645,716 shares at June 24, 2005	(34,393)	(34,350)

Total shareholders’ equity	194,867	217,039

Total liabilities and shareholders’ equity	$313,129	$337,755

See accompanying notes to consolidated financial statements.

C-COR Incorporated

Consolidated Statements of Operations

(In thousands, except per share data)

	Fiscal Year Ended
	June 30, 2006	June 24, 2005	June 25, 2004
Net sales:
Products	$157,991	$173,225	$184,880
Services	52,896	40,092	45,397
Content and operations management systems	51,639	23,943	10,641

Total net sales	262,526	237,260	240,918

Cost of sales:
Products	97,608	102,708	110,488
Services	46,361	36,463	36,541
Content and operations management systems	26,221	12,594	3,622
Excess and obsolete inventory charge	8,598	—	—

Total cost of sales	178,788	151,765	150,651

Gross margin	83,738	85,495	90,267

Operating expenses:
Selling and administrative	68,949	62,292	43,260
Research and product development	38,203	37,804	21,495
Amortization of other intangibles	4,591	5,697	2,394
Impairment charges	7,010	—	—
Acquired in-process technology charge	—	5,850	900
Gain on sale of product line	(1,952)	—	—
Restructuring costs (recovery)	6,609	993	(272)

Total operating expenses	123,410	112,636	67,777
Income (loss) from operations	(39,672)	(27,141)	22,490
Other income (expense), net:
Interest expense	(1,350)	(680)	(87)
Investment income	2,001	1,322	1,128
Foreign exchange gain	248	235	205
Gain on sale of bankruptcy trade claims	11,352	—	21,075
Other income (expense), net	3,135	(282)	371

Income (loss) before income taxes	(24,286)	(26,546)	45,182
Income tax expense (benefit)	3,020	(856)	1,022

Net income (loss)	$(27,306)	$(25,690)	$44,160

Net income (loss) per share:
Basic	$(0.57)	$(0.57)	$1.14
Diluted	$(0.57)	$(0.57)	$1.10
Weighted average common shares and common share equivalents:
Basic	47,891	45,325	38,832
Diluted	47,891	45,325	40,223

See accompanying notes to consolidated financial statements.

C-COR Incorporated

Consolidated Statements of Cash Flows

(In thousands)

	Fiscal Year Ended
	June 30, 2006	June 24, 2005	June 25, 2004
Operating Activities:
Net income (loss)	$(27,306)	$(25,690)	$44,160
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	11,156	12,000	11,208
Share-based compensation	3,933	240	144
Impairment charges	7,010	5,850	900
Gain on sale of product line	(1,952)	—	—
Gain on sale of property, plant and equipment	(1,093)	—	—
Other, net	209	20	24
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts and notes receivable	1,143	6	(10,168)
Inventories	13,060	(9,668)	6,336
Accounts payable	(10,537)	7,782	2,684
Accrued liabilities	6,690	3,045	(6,847)
Deferred income taxes	2,645	354	(307)
Other	1,920	(6,567)	1,116

Net cash provided by (used in) operating activities	6,878	(12,628)	49,250

Investing Activities:
Purchase of property, plant and equipment	(5,480)	(5,954)	(1,545)
Proceeds from sale of property, plant and equipment	1,337	31	315
Proceeds from maturities of marketable securities and other short-term investments	15,889	58,036	3,251
Purchase of marketable securities and other short-term investments	(14,229)	(14,260)	(56,363)
Proceeds from sale of subsidiary	1,081	—	—
Proceeds from sale of product line	3,530	—	—
Acquisitions, net of cash acquired	(152)	(47,075)	(33,373)

Net cash provided by (used in) investing activities	1,976	(9,222)	(87,715)

Financing Activities:
Payment of debt and capital lease obligations	(185)	(166)	(197)
Proceeds from issuance of common stock to employee stock purchase plan	123	353	32
Proceeds from exercise of stock options and stock warrants	1,146	912	9,896
Proceeds from issuance of common stock, net	—	—	69,482
Issuance (purchase) of treasury stock	(43)	—	15

Net cash provided by financing activities	1,041	1,099	79,228

Effect of exchange rate changes on cash	64	280	419

Increase (decrease) in cash and cash equivalents	9,959	(20,471)	41,182
Cash and cash equivalents at beginning of fiscal year	43,320	63,791	22,609

Cash and cash equivalents at end of fiscal year	$53,279	$43,320	$63,791

Supplemental cash flow information:
Non-cash investing and financing activities
Purchase of assets under debt and capital lease financing	$671	$—	$—
Fair value adjustment of available-for-sale securities	(13)	161	(161)
Fair value of stock options assumed in connection with an acquisition	—	—	940
Common stock issued in connection with the acquisition of nCUBE Corporation	—	32,589	—
Long-term debt issued in connection with the acquisition of nCUBE Corporation	—	35,000	—

See accompanying notes to consolidated financial statements.

C-COR Incorporated

Consolidated Statements of Shareholders’ Equity

(In thousands)

	Comprehensive Income (Loss)	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Unearned Compensation	Accumulated Deficit	Treasury Stock
Balance, June 27, 2003		$—	$2,011	$264,662	$2,432	$—	$(153,211)	$(34,365)

Net income	$44,160	—	—	—	—	—	44,160	—
Other comprehensive loss:
Net unrealized holding loss on marketable securities	(161)
Foreign currency translation gain	2,742

Other comprehensive income	2,581	—	—	—	2,581	—	—	—

Comprehensive income	$46,741

Shares issued in follow-on public offering		—	253	69,229	—	—	—	—
Fair value of stock options assumed in acquisition		—	—	940	—	(516)	—	—
Exercise of stock options		—	68	9,828	—	—	—	—
Share-based compensation		—	—	131	—	—	—	—
Amortization of unearned compensation		—	—	—	—	12	—	—
Issue shares to employee stock purchase plan		—	1	31	—	—	—	—
Purchase of treasury stock for deferred compensation plan		—	—	—	—	—	—	15

Balance, June 25, 2004		—	2,333	344,821	5,013	(504)	(109,051)	(34,350)
Net loss	$(25,690)	—	—	—	—	—	(25,690)	—
Other comprehensive income:
Net unrealized holding gain on marketable securities	161
Foreign currency translation gain	213

Other comprehensive income	374	—	—	—	374	—	—	—

Comprehensive loss	$(25,316)

Issue common stock for acquisition		—	225	32,364	—	—	—	—
Exercise of stock options		—	9	902	—	—	—	—
Amortization of unearned compensation		—	—	—	—	240	—	—
Forfeitures of unearned stock option compensation		—	—	(103)	—	103	—	—
Issue shares to employee stock purchase plan		—	3	350	—	—	—	—

Balance, June 24, 2005		—	2,570	378,334	5,387	(161)	(134,741)	(34,350)
Net loss	$(27,306)	—	—	—	—	—	(27,306)	—
Other comprehensive income:
Net unrealized holding loss on marketable securities	(13)
Foreign currency translation loss	(12)

Other comprehensive income	(25)	—	—	—	(25)	—	—	—

Comprehensive loss	$(27,331)

Purchase of treasury stock for deferred compensation plan		—	—	—	—	—	—	(43)
Exercise of stock options		—	12	1,134	—	—	—	—
Reclassification adjustment of unearned compensation		—	—	(161)	—	161	—	—
Share-based compensation		—	—	3,933	—	—	—	—
Issue shares to employee stock purchase plan		—	1	122	—	—	—	—

Balance, June 30, 2006		$—	$2,583	$383,362	$5,362	$—	$(162,047)	$(34,393)

See accompanying notes to consolidated financial statements.

C-COR Incorporated

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

Note 1. Description of Business

The Company is a global provider of integrated network solutions that include access and transport products, technical services and content and operations management systems for broadband networks. The Company operates in three industry segments: C-COR Access and Transport, C-COR Solutions, and C-COR Network Services.

The C-COR Access and Transport segment is responsible for the development, management, production, support and sale of network infrastructure products, including the Company’s amplitude modulation headend/hub optical platform and line of optical nodes, and a full offering of radio frequency amplifiers and high quality, high capacity transport platforms for multiservice, packet-based networks.

The C-COR Solutions segment is responsible for development, integration, management, implementation, support, and sale of content management systems, including software and hardware, for delivery of video on demand and digital advertising as well as application-oriented software for network and service assurance, workforce management and policy service management.

The C-COR Network Services segment provides technical services for engineering, design, and deployment of advanced applications over broadband networks, including outsourced operational services, network design and engineering, network integration, outside plant and construction services, and consulting to a variety of customers.

For additional information regarding the Company’s reporting segments, see Note 23.

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned foreign and domestic subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Years

Management has adopted a fiscal year that ends on the last Friday in June. For reporting periods presented herein, the periods ended on June 30, 2006, June 24, 2005 and June 25, 2004. These fiscal years contained 53, 52 and 52 weeks, respectively.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used in determining such items as allowances, depreciation and amortization lives, allocation of revenue in multiple element arrangements, valuation of intangible assets and goodwill, forfeitures associated with share-based compensation, and amounts recorded for contingencies and other reserves. Future events and their effects cannot be predicted with certainty; accordingly, the Company’s accounting estimates require the exercise of judgment by management. The accounting estimates used in the preparation of the consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. Actual results could differ from those estimates.

Reclassifications

Certain prior year amounts in the financial statements and notes have been reclassified to conform to the fiscal year 2006 presentation.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the sale price is fixed or determinable, and collectibility is reasonably assured.

Products:

Revenue from product sales and sales-type leases is recognized based upon delivery terms. Revenue is recognized when the equipment has been shipped to the customer when delivery terms are origin-based (e.g., FOB Shipping Point and Ex-works). When delivery terms are destination-based (e.g., FOB Destination, Delivery duty unpaid (DDU) and Delivery duty paid (DDP)), revenue is recognized upon the delivery of the equipment. Unbilled receivables associated with transactions accounted for as sales-type leases were $0 and $56 at June 30, 2006 and June 24, 2005, respectively. In instances in which payments are received upon product delivery and the agreement with the customer contains a customer acceptance clause, revenue is deferred until customer acceptance is obtained. Deferred revenue recorded under these arrangements was $78 and $116 at June 30, 2006 and June 24, 2005, respectively.

Services:

Service revenues, consisting of system design, field services, and consulting engagements, are recognized as services are rendered in accordance with the terms of contracts. At times, the Company enters into multiple element contracts that entail delivery of both products and services. These contracts are accounted for under the percentage of completion method in accordance with the provisions of Accounting Research Bulletin No. 45, “Long-Term Construction-Type Contracts” (ARB No. 45) using the relevant guidance in AICPA Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (SOP 81-1). Under the percentage of completion method, for certain contracts the Company records revenue by reference to the costs incurred to date and the estimated costs remaining to fulfill the contracts. For other contracts accounted for under the percentage of completion method, revenue and costs are recognized on the units of delivery method. This method recognizes as revenue the contract price of units of the product delivered during each period and the costs allocable to the delivered units as the cost of earned revenue. Provisions for losses on services contracts are recognized in the period in which the loss first becomes apparent. For contracts accounted for under the percentage of completion method, the Company typically performs the service prior to billing the customer which gives rise to unbilled receivables. In these circumstances, billings usually occur shortly after the Company performs specific increments of work, as outlined in the contract. Unbilled receivables are expected to be billed and collected generally within three to six months. Unbilled receivables totaled $2,774 and $1,227 at June 30, 2006 and June 24, 2005, respectively. Deferred costs under units of delivery contracts were $0 and $2,506 at June 30, 2006 and June 24, 2005, respectively.

Content and Operations Management Systems:

Content and operations management systems revenue consist of equipment and application software to support the sale of video on demand systems, digital advertising insertion systems and operational support systems. Software and associated system product revenues are recognized based on the guidance of AICPA

Statement of Position (SOP) 97-2, “Software Revenue Recognition” (SOP 97-2), as amended. In multiple element arrangements, the Company allocates revenue to the various elements based on vendor-specific objective evidence (VSOE) of fair value. The Company’s VSOE of fair value is determined based on the price charged when the same element is sold separately. If VSOE of fair value does not exist for all elements in a multiple element arrangement, revenue is deferred until all elements without VSOE are delivered, at which time the Company applies the residual method. Under the residual method, if VSOE exists for the undelivered elements, the fair value of the undelivered elements is deferred and recognized ratably, and the remaining portion of the arrangement is recognized as revenue upon delivery, which generally occurs on completion of implementation of the system.

For software license arrangements where professional services are being provided and are deemed to be essential to the functionality or are for significant production, modification, or customization of the software product, both the software and the associated professional service revenue is recognized in accordance with the provisions of ARB 45 and SOP 81-1. Many of these software and professional services arrangements are recognized using the completed-contract method as the Company does not have the ability to reasonably estimate contract costs at the inception of the contracts. Under the completed-contract method, revenue is recognized when the contract is complete, and all direct costs and related revenues are deferred until that time. In fiscal year 2005, the Company began recognizing software license and associated professional services revenue for one of its software license products (mobile workforce management) using the percentage-of-completion method of accounting as the Company believes that its estimates of costs to complete and extent of progress toward completion of such contracts are reliable. The entire amount of an estimated loss on a contract is accrued at the time a loss on a contract is projected. Actual losses may differ from these estimates.

Software maintenance and support services fees are generally billed and collected in advance of the associated maintenance contract term. Maintenance and support services fees collected are recorded as deferred revenue and recognized ratably under the straight-line method over the term of the contract. Unbilled receivables totaled $534 and $309, at June 30, 2006 and June 24, 2005, respectively.

Deferred revenue represents amounts billed, and totaled $22,301 and $17,882 at June 30, 2006 and June 24, 2005, respectively. Contract costs consist primarily of direct labor and applicable benefits, travel and other direct costs, and equipment costs. Deferred costs under these contracts were $4,555 and $4,320 as of June 30, 2006 and June 24, 2005, respectively.

Shipping and Handling Costs

The Company classifies out-bound shipping and handling costs as a component of selling and administrative expenses in the consolidated statements of operations. Shipping and handling costs included in selling and administrative expense for fiscal years 2006, 2005, and 2004 were $2,457, $2,791, and $2,709, respectively.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash, cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate their respective fair market values due to the short maturities of these financial instruments. The value of the Company’s senior unsecured convertible debt issued on December 31, 2004 and the Company’s other long-term borrowings approximates fair value based on market prices for debt instruments of similar terms and comparable maturities. The fair value of the Company’s marketable securities is determined through information obtained from quoted market sources.

Cash, Cash Equivalents, and Marketable Securities

The Company invests its excess cash in deposits with major banks, corporate obligations, municipal securities, collateralized mortgage obligations, asset-backed securities, mutual funds, variable rate demand notes, equity securities, and certificates of deposit. By policy, the Company invests primarily in high-grade marketable securities. The Company is exposed to credit risk in the event of default by the financial institutions or issuers of these investments to the extent of amounts recorded on the consolidated balance sheet.

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

Inventories

Inventories include material, labor, and overhead and are stated at the lower of cost or market. Cost is determined primarily on the first-in, first-out method. For certain of the Company’s inventories, cost is determined using a weighted-average cost. The value of inventory determined using a weighted-average cost method was $153 and $3,346 at June 30, 2006 and June 24, 2005, respectively. In assessing the ultimate realization of inventories, the Company is required to make estimates regarding future events in an industry where rapid technological changes are prevalent. Provisions are established for excess and obsolete inventories after evaluation of historical sales and usage, current economic trends, market conditions, product rationalization, forecasted sales, product lifecycles, and current inventory levels.

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

Software costs capitalized under SOP 98-1 and Statement 86 were $1,711, $1,040, and $336 during fiscal years 2006, 2005, and 2004, respectively. Capitalized costs are included in property, plant, and equipment on the consolidated balance sheets. Amortization expense for fiscal years 2006, 2005, and 2004 was $1,794, $1,612, and $1,510, respectively. The carrying value of the software is reviewed regularly and impairment is recognized if the value of the estimated undiscounted cash flow benefits related to the asset is less than the remaining unamortized costs.

Goodwill and Other Intangible Assets

Goodwill represents the excess of acquisition cost over the fair value of the net assets, including identifiable intangible assets, of businesses acquired (see Note 10).

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

The weighted-average life remaining of the Company’s identifiable intangible assets as of June 30, 2006 was 19 months.

Foreign Currency Translation

Where a currency other than the United States dollar is the functional currency, the Company converts the assets and liabilities of foreign operations to their United States dollar equivalents at rates in effect at the balance sheet dates, and records translation adjustments in shareholders’ equity. Where the United States dollar is the functional currency, the Company converts the assets and liabilities of foreign operations to their United States dollar equivalents at rates in effect at the balance sheet dates, and records translation adjustments in the consolidated statements of operations. Statements of operations of foreign operations are translated from the entity’s functional currency to United States dollar equivalents at average rates for the period. Foreign currency transaction gains and losses, including those resulting from settlement of foreign receivables and payables, and certain cross-currency intercompany activities where payment is expected to be satisfied in the normal course of business, are recorded in the consolidated statements of operations. Other cross-currency intercompany activities, where management has no intent to require payment in the foreseeable future, are recorded in shareholders’ equity as a component of other comprehensive income (loss).

Comprehensive Income (Loss)

The components of comprehensive income (loss) include net income (loss), foreign currency translation gains (losses) and unrealized gains (losses) on available-for-sale securities, net of tax, if applicable. Comprehensive income (loss) is presented in the consolidated statements of shareholders’ equity.

Advertising

The Company expenses advertising costs in the period incurred. Advertising expense is classified as a component of selling and administrative expenses in the consolidated statements of operations. Advertising expense included in selling and administrative expense for fiscal years 2006, 2005, and 2004 was $2,649, $3,764, and $878, respectively.

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

In December 2004, Statement 123 was revised. The Financial Accounting Standards Board (FASB) issued Statement 123R to require that compensation cost relating to share-based payment transactions be recognized in all financial statements. As of June 25, 2005, the Company adopted Statement 123R using the modified prospective method, which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the expected service period for awards expected to vest. The fair value of stock options was determined using the Black-Scholes valuation model, which is consistent with the Company’s valuation techniques previously utilized for stock options in footnote disclosures required under Statement 123, as amended by Statement 148.

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

As a result of adopting Statement 123R, the Company changed its accounting for recognizing compensation expense for new share-based awards granted to retirement eligible employees. For all share-based awards granted on or after June 25, 2005, Statement 123R requires that the Company use the non-substantive vesting period approach to recognize compensation cost for retirement eligible employees over the period from the date of grant to the date retirement eligibility is achieved, if that is expected to occur during the nominal vesting period. Therefore, the Company recognized compensation expense of $434 during the fiscal year ended June 30, 2006, related to retirement eligible employees for awards granted subsequent to the adoption date of Statement 123R. Had the Company also applied the non-substantive vesting period approach to awards granted prior to the adoption date, compensation expense would have been $265 lower for fiscal year 2006.

The adoption of Statement 123R resulted in no cumulative effect of change in accounting principle, as of the date of adoption.

Classification of Stock-Based Compensation Expense

On March 29, 2005, the Securities and Exchange Commission published Staff Accounting Bulletin No. 107 (SAB 107), which provides the Staff’s views on a variety of matters relating to stock-based payments. SAB 107 requires stock-based compensation to be classified in the same expense line items as cash compensation. Information about stock-based compensation included in the results of operations for fiscal years ended June 30, 2006, June 24, 2005 and June 25, 2004 is as follows:

	For the Year Ended
	June 30, 2006	June 24, 2005	June 25, 2004
Stock-based compensation, included in:
Cost of Sales	$442	$—	$—
Operating Expenses:
Selling and administrative	2,872	240	144
Research and product development	619	—	—

	3,491	240	144

Total	$3,933	$240	$144

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

As discussed in Note 18, management has evaluated the deferred tax assets and, based on all available evidence, determined that it is more likely than not that some portion or all of the deferred tax asset will not be realized. Therefore, the Company has recognized a valuation allowance against substantially all deferred tax assets. The valuation allowance has the effect of eliminating the deferred tax benefit in the consolidated statement of operations. Consequently, the Company did not recognize any net income tax benefit related to share based compensation expense for the fiscal year ended June 30, 2006.

Valuation Assumptions for Stock Options Granted

The fair value of each stock option granted was estimated at the date of grant using a Black-Scholes closed form option-pricing model (Black-Scholes), assuming no dividends and using the following valuation assumptions:

	For the Year Ended
	June 30, 2006	June 24, 2005	June 25, 2004
Expected Term	4.2 years	4.0 years	4.0 years
Risk-free Interest Rate	3.86%	3.23%	3.37%
Expected Volatility	63.3%	79.3%	92.9%

The option term of each award granted is based on the Company’s historical and expected experience of employees’ exercise behavior. Expected volatilities are based on implied volatilities from recently traded options on the Company’s common stock and historical volatility of the Company’s common stock. The weighted average expected volatility was weighted evenly for both implied and historical volatility. Risk free interest rate reflects the yield on the zero coupon U.S. Treasury in effect at the time of grant based on the expected term of the option.

The above assumptions were used to determine the weighted average per share fair value of $3.58, $5.31, and $5.85 for stock options granted during the fiscal year ended June 30, 2006, June 24, 2005, and June 25, 2004, respectively.

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

Had the Company adopted Statement 123R for fiscal years ended June 24, 2005 and June 25, 2004, the impact of that standard would have approximated the impact of Statement 123 in the disclosure of pro forma net loss and net loss per share described as follows:

	For the Year Ended
	June 24, 2005	June 25, 2004
Net income (loss)	$(25,690)	$44,160
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects if applicable	240	144
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects, if applicable	(4,435)	(7,341)

Pro forma net income (loss)	$(29,885)	$36,963

Net income (loss) per share:
Basic — as reported	$(0.57)	$1.14
Basic — pro forma	$(0.66)	$0.95
Diluted — as reported	$(0.57)	$1.10
Diluted — pro forma	$(0.66)	$0.94

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

Cash received from stock option exercises for the fiscal year June 30, 2006 was $1,146. Due to the Company’s available net operating loss carryforwards, no tax benefit was realized in the current period from these stock option exercises.

For additional information regarding the Company’s stock award plans and the related share-based compensation, see Note 15.

Accounting Pronouncements

In November 2005, the FASB issued Staff Position (“FSP”) FAS123(R)-3, “Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards”. This FSP requires an entity to follow either the transition guidance for the additional-paid-in-capital pool as prescribed in SFAS No. 123(R), “Share-Based Payment”, or the alternative transition method as described in the FSP. An entity that adopts SFAS No. 123(R) using the modified prospective application may make a one-time election to adopt the transition method described in this FSP. An entity may take up to one year from the later of its initial adoption of SFAS No. 123(R) or the effective date of this FSP to evaluate its available transition alternatives and make its one-time election. The Company is currently evaluating the impact this FSP will have on its consolidated financial statements, and as such the Company has not elected to adopt the transition method as of June 30, 2006. This method is not expected to have a material impact on our financial statements.

In June 2006, the FASB issued FASB Interpretation Number (“FIN”) 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 establishes a recognition threshold and measurement for income tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 also prescribes a two-step evaluation process for tax positions. The first step is recognition and the second is measurement. For recognition, an enterprise judgmentally determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of related appeals or litigation processes, based on the technical merits of the position. If the tax position meets the more-likely-than-not recognition threshold it is measured and recognized in the financial statements as the largest amount of tax benefit that is greater than 50% likely of being realized. If a tax position does not meet the more-likely-than-not recognition threshold, the benefit of that position is not recognized in the financial statements.

Tax positions that meet the more-likely-than-not recognition threshold at the effective date of FIN 48 may be recognized, or continue to be recognized, upon adoption of FIN 48. The cumulative effect of applying the provisions of FIN 48 shall be reported as an adjustment to the opening balance of retained earnings for that fiscal year. FIN 48 will apply to fiscal years beginning after December 15, 2006, with earlier adoption permitted. The Company is currently evaluating the impact FIN 48 will have on its consolidated financial statements when it becomes effective for the Company in fiscal year 2008 and are unable, at this time, to quantify the impact, if any, to retained earnings at the time of adoption.

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

Optinel Systems, Inc.:

On September 3, 2004, the Company acquired certain assets and liabilities of Optinel Systems, Inc. (Optinel), a privately held company located in Elkridge, Maryland. Optinel is a provider of optical Ethernet transport solutions for residential and business services. Optinel became part of the Company’s C-COR Access and Transport segment. The purchase price for the acquisition was $9,616, consisting of a cash payment of $9,500, subject to certain adjustments, and direct transaction costs of $116. An additional cash payment of $121 was made to Optinel shareholders based upon the achievement of certain sales objectives within thirteen months from the date of acquisition. The earn-out payment was recorded as an additional cost of the acquisition and recorded as goodwill.

The effective date of the acquisition was September 3, 2004. Accordingly, the results of the operations of Optinel are included in the consolidated financial statements from September 3, 2004. The acquisition was accounted for as a purchase and the excess of the purchase price and related costs over the fair value of the acquired net assets of the business was recorded as goodwill. The Company recorded goodwill of $5,123 in the acquisition, which is expected to be deductible for tax purposes.

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

nCUBE Corporation:

On December 31, 2004, the Company acquired the business of nCUBE Corporation (nCUBE), a privately held company headquartered in Beaverton, Oregon. nCUBE is a worldwide provider of on-demand media and digital advertising systems. nCUBE became part of the Company’s C-COR Solutions segment. The purchase included a production and engineering facility in Beaverton, Oregon, and a sales and distribution office in the United Kingdom. The assets acquired consisted primarily of accounts receivable, inventory, contractual rights and obligations, intellectual property and equipment which were used by nCUBE in its operations.

Consideration for the acquisition consisted of 4,500,000 shares of the Company’s common stock, $35,000 principal amount of the Company’s 3.5% senior unsecured 5-year convertible notes, $20,000 in cash, and the assumption of certain liabilities. The Company recorded estimated direct costs for the acquisition of approximately $996. The common stock portion of the purchase consideration was based upon the Company’s average common stock price over a period which included two days before and after the measurement date, which was October 22, 2004. Based upon the average common stock price, the aggregate purchase consideration was $88,585, excluding certain liabilities assumed. The purchase price was subject to a post-closing adjustment for working capital, as well as the transfer of the shares of the United Kingdom operation to the Company, which occurred in March 2005. The cash component of the consideration was funded from the Company’s existing operating cash balances.

The effective date of the acquisition was December 31, 2004. Accordingly, the results of the operations of nCUBE are included in the consolidated financial statements from December 31, 2004. The acquisition was accounted for as a purchase and the excess of the purchase price and related costs over the fair value of the acquired net assets of the business was recorded as goodwill. The following table summarizes the estimated fair value of the net assets acquired from nCUBE and goodwill recorded as of the effective date of the acquisition.

Accounts receivable	$6,418
Inventory	4,750
Other current assets	2,919
Property and equipment	2,931
Intangible assets	9,800
Goodwill	73,282

100,100
Current liabilities	(10,540)
Long-term liabilities	(975)

Total purchase price	$88,585

The Company recorded goodwill of $73,282 in the acquisition, of which approximately $70,815 is expected to be deductible for tax purposes.

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

Intangible Assets with Definite Lives resulting from Acquisitions:

As of June 30, 2006, the net book value of intangible assets with definite useful lives resulting from all of the Company’s business combinations was $5,135. These intangible assets are being amortized over their estimated useful lives of two to five years. The weighted average life remaining on these intangible assets is 19 months. For additional information concerning goodwill and other intangible assets, see Note 10.

Note 4. Divestitures and Impairment Charges

Under SFAS No. 144 “Accounting for Impairment or Disposal of Long-Lived Assets” (Statement 144), the Company periodically evaluates long-lived assets other than goodwill for indications of impairment and tests long-lived assets for recoverability whenever events or changes in circumstances indicate that the carrying value of a long-lived asset may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset is not recoverable and exceeds its fair value.

During fiscal year 2006, the Company recognized total impairment charges of $7,010.

The Company recognized an impairment loss of $5,330 during the second quarter of fiscal year 2006, related to its decision to cease sales and marketing activities associated with certain transport product lines. The impairment charge was comprised of $4,988 of other intangible assets associated with purchased technology and $342 associated with the write-down of property and equipment. The fair value of these assets was measured based on an estimate of discounted cash flows expected to result from the use and disposition of these assets.

On April 7, 2006, the Company divested its operation located in Mulgrave, Australia in a sale of business transaction. The operation was included as part of the Company’s Access and Transport segment. The terms of sale included a 1,500 Australian dollar cash payment ($1,081 United States dollars) for the business. The Company recorded an impairment of $1,680 associated with a write-down of the Company’s investment in the business during fiscal year 2006. A capital loss of $51 was recorded for tax purposes.

On March 7, 2006, the Company divested its digital video product line, which was deemed to be a non-strategic product line, in a sale to Newfound Technologies Corporation, a privately held, Massachusetts-based supplier of electronic hardware. The sale included the Company’s DV 6000® series of products, which was included in the Company’s Access and Transport product segment. The terms of sale included a $4,000 cash payment, which was made up of an initial payment of $3,400 and an installment receivable of $600 to be paid in three (3) quarterly installments of $200 each, payable 90, 180, and 270 days from the closing date of March 7, 2006. The first installment payment was received as of June 30, 2006. Additional contingent cash consideration will be paid to the Company if certain sales objectives are achieved in the twenty-five months immediately following March 7, 2006. The sale included the transfer of assets, primarily inventory and fixed assets, and certain liabilities. The Company recorded a gain on sale of product line of $1,952 during fiscal year 2006.

Note 5. Restructuring

In fiscal year 2006, the Company implemented further restructuring initiatives to reduce costs and maximize operational efficiency by relocating certain manufacturing processes from Wallingford, Connecticut to the Company’s Tijuana, Mexico facility as well as closing our Sunnyvale, California and Andover, Massachusetts facilities. For fiscal year 2006, the Company recorded $6,609 of restructuring charges, representing employee termination benefits associated with workforce reductions of approximately 209 employees and lease commitment costs related to the closure and downsizing of Company facilities.

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

The following tables provide detail on the activity and remaining restructuring accrual balance by category for fiscal years 2006, 2005, and 2004.

	Restructuring Accrual at June 24, 2005	Adjustments in Fiscal Year 2006	Net Cash Paid	Restructuring Accrual at June 30, 2006
Employee severance and termination benefits	$228	$5,444	$(4,046)	$1,626
Contractual obligations and other	0	1,165	(240)	925

Total	$228	$6,609	$(4,286)	$2,551

	Restructuring Accrual at June 25, 2004	Adjustments in Fiscal Year 2005	Net Cash Paid	Restructuring Accrual at June 24, 2005
Employee severance and termination benefits	$39	$893	$(704)	$228
Contractual obligations and other	92	100	(192)	0

Total	$131	$993	$(896)	$228

	Restructuring Accrual at June 27, 2003	Adjustments in Fiscal Year 2004	Net Cash Paid	Restructuring Accrual at June 25, 2004
Employee severance and termination benefits	$1,812	$(272)	$(1,501)	$39
Contractual obligations and other	462	—	(370)	92

Total	$2,274	$(272)	$(1,871)	$131

Amounts accrued as of June 30, 2006 for employee severance and termination benefits will be paid out over bi-weekly periods through the first half of fiscal year 2007. Amounts related to contractual obligations relate to excess leased facilities, which will be paid over their respective lease terms through 2014, unless terminated earlier.

Note 6. Sale of Bankruptcy Trade Claims

The Company filed claims in the bankruptcy cases of Adelphia Communications (Adelphia) and affiliates related to unsecured accounts receivable which were previously written-off in fiscal year 2002. On October 30, 2003, the Company entered into an agreement to sell substantially all of its pre-petition trade claims against Adelphia and its affiliates. Under the terms of the agreement, the Company received $21,075 on November 4, 2003 in an initial cash payment, with additional amounts being held in escrow pending the resolution of certain contingencies. On April 28, 2006, the Company received $11,810 (including interest income) of the additional funds held in escrow and recorded a gain of $11,352 (net of $458 credited to interest income and legal costs).

Note 7. Marketable Securities

Marketable securities as of June 30, 2006 and June 24, 2005 consisted of the following:

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
June 30, 2006:
Available-for-sale
Corporate obligations	$1,001	$—	$(16)	$985
Municipal securities	5,655	—	—	5,655
Asset-backed securities	1,000	—	—	1,000
Equity securities	9	—	—	9

Total classified as current assets	$7,665	$—	$(16)	$7,649

Available-for-sale:
Mutual funds	$134	$5	$—	$139
Corporate obligations	58	—	(2)	56
Certificate of deposits	2	—	—	2
Trading:
Mutual funds	1,466	237	—	1,703

Total classified as non-current assets	$1,660	$242	$(2)	$1,900

June 24, 2005:
Available-for-sale
Corporate obligations	$6,867	$—	$(19)	$6,848
Municipal securities	1,700	—	—	1,700
Collateralized mortgage obligations	770	—	—	770
Equity securities	8	1	—	9

Total classified as current assets	$9,345	$1	$(19)	$9,327

Available-for-sale:
Mutual funds	$24	$6	$—	$30
Corporate obligations	66	—	(1)	65
Equity securities	117	13	—	130
Certificate of deposits	8	—	—	8
Trading:
Mutual funds	1,222	149	—	1,371

Total classified as non-current assets	$1,437	$168	$(1)	$1,604

The fair value of investments in debt securities at June 30, 2006 by contractual maturities is shown below. These debt securities, which are classified as available-for-sale, include corporate obligations, municipal securities and asset-backed securities.

June 30, 2006
Due in one year or less	$1,007
Due in one year through five years	34
Due in greater than ten years	5,655
Asset-backed securities	1,000

Total	$7,696

The Company’s investments in municipal securities which are classified above as due in greater than ten years have a put option which enables the Company to put back the securities to the issuer for full principal and any accrued interest with seven days’ notice.

The Company periodically reviews its investment securities classified as available-for-sale for potential impairment and records impairment in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” This includes a review of the fair value of each investment security in relation to its book value, the current grade of the security, and other significant events. Based on management’s review, no investment securities were determined to be other than temporarily impaired and, as a result, no impairment charges were recorded in fiscal year 2006.

The following table shows the gross unrealized losses and fair values of the Company’s investments in individual securities that have been in a continuous unrealized loss position deemed to be temporary for less than 12 months, aggregated by investment category, at June 30, 2006.

	Fair Value	Unrealized Loss
Corporate obligations	$997	$(16)

Total	$997	$(16)

The following table shows the gross unrealized losses and fair values of the Company’s investments in individual securities that have been in a continuous unrealized loss position deemed to be temporary for more than 12 months, aggregated by investment category, at June 30, 2006.

	Fair Value	Unrealized Loss
Corporate obligations	$44	$(2)

Total	$44	$(2)

Note 8. Inventories

Inventories as of June 30, 2006 and June 24, 2005 consisted of the following:

	June 30, 2006	June 24, 2005
Finished goods	$7,026	$10,616
Work-in-process	1,808	5,041
Raw materials	16,603	25,971

	$25,437	$41,628

During fiscal year 2006, the Company recorded a write-down in inventory of $8,598 associated with certain transport product lines, based upon the Company’s assessment of market conditions for these products.

Note 9. Property, Plant and Equipment

Property, plant and equipment as of June 30, 2006 and June 24, 2005 consisted of the following:

	June 30, 2006	June 24, 2005
Land	$343	$343
Buildings	9,466	9,466
Machinery and equipment under capital lease	425	239
Machinery and equipment	78,039	79,353
Leasehold improvements	1,629	2,026

	89,902	91,427
Less accumulated depreciation and amortization	(69,828)	(69,894)

	$20,074	$21,533

Depreciation expense for fiscal years 2006, 2005, and 2004 was $6,565, $6,303 and $8,814, respectively.

Note 10. Goodwill and Other Intangible Assets

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

During the third quarters of fiscal year 2005 and 2006, the Company performed its annual evaluation of goodwill using a discounted cash flow model. The Company determined there were no impairments as of the evaluation dates and no impairment indicators existed as of June 30, 2006 and June 24, 2005. Goodwill was $131,209 and $131,963 as of June 30, 2006 and June 24, 2005, respectively.

As of June 30, 2006 and June 24, 2005, goodwill was allocated by segment as follows:

	June 30, 2006	June 24, 2005
C-COR Access and Transport:
United States	$16,817	$16,696
Europe	7,053	6,767
Asia	—	982

	23,870	24,445
C-COR Solutions:
United States	99,880	99,850
Europe	141	329
Asia	341	362

	100,362	100,541
C-COR Network Services:
United States	6,977	6,977

Total	$131,209	$131,963

Adjustments to goodwill during fiscal year 2006 were due primarily to an increase of $121 for an earn-out associated with our Optinel acquisition, a decrease of $157 related primarily to settlement of certain income tax contingencies and a valuation allowance reversal associated with the nCUBE acquisition, a decrease of $927 related to the divestiture of certain operations, and an increase of $209 related to fluctuations in foreign currency rates used to translate the goodwill of foreign subsidiaries at the balance sheet date.

Intangible assets as of June 30, 2006 and June 24, 2005 consisted of the following:

	June 30, 2006	June 24, 2005
Cost of intangibles:
Purchased technology	$13,412	$18,400
Customer relationships	5,010	5,010
Covenants not-to-compete	860	860
Patents and trademarks	1,200	1,200

	20,482	25,470

Less accumulated amortization:
Purchased technology	(9,291)	(5,843)
Customer relationships	(3,996)	(3,160)
Covenants not-to-compete	(860)	(553)
Patents and trademarks	(1,200)	(1,200)

	(15,347)	(10,756)

	$5,135	$14,714

During fiscal year 2006, the Company recorded a write-down of $4,988 for purchased technology related to the Company’s decision to cease sales and marketing activities associated with certain transport product lines. The write-down has been recorded as an impairment charge in the consolidated statements of operations for fiscal year 2006.

Amortization expense for fiscal years 2006, 2005, and 2004 was $4,591, $5,697, and $2,394, respectively. Estimated future amortization expense for identifiable intangible assets is as follows:

Fiscal year:
2007	$3,286
2008	1,403
2009	382
2010	64

$5,135

Note 11. Accrued Liabilities

Accrued liabilities as of June 30, 2006 and June 24, 2005 consisted of the following:

	June 30, 2006	June 24, 2005
Accrued vacation expense	$3,541	$4,170
Accrued salary expense	2,170	4,597
Accrued benefits expense	1,106	891
Accrued sales tax expense	220	840
Accrued warranty expense	5,319	6,575
Accrued workers’ compensation expense	760	616
Accrued restructuring costs	2,551	228
Accrued income taxes payable	876	1,007
Accrued other	9,880	6,375

	$26,423	$25,299

Note 12. Financing Agreement

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

As of June 30, 2006, the aggregate amount of letters of credit issued under the Agreement was $3,602. A cash compensating balance of $3,598 (includes interest earned on account) was funded as of June 30, 2006 to secure the letters of credit. The cash compensating balance is classified as part of current and long-term restricted cash on the consolidated balance sheet.

Note 13. Long-Term Debt

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

The Notes are classified as a long-term debt on the consolidated balance sheet as of June 30, 2006. The Company had capitalized debt issuance costs of $47 as of June 30, 2006, which are being amortized to earnings on a straight-line basis over the life of the Notes. The principal balance of the Notes at June 30, 2006 and June 24, 2005 was $34,993 and $34,992, respectively.

The Company obtained $1,952 of funding through the Pennsylvania Industrial Development Authority (PIDA) for 40% of the cost of the expansion of the Company’s facility in State College, Pennsylvania. The PIDA borrowing has an interest rate of 2%. Monthly payments of principal and interest of $13 are required through 2010. Certain property, plant, and equipment collateralize the borrowing. The principal balance at June 30, 2006 and June 24, 2005, was $626 and $762, respectively.

The Company obtained financing through a financing company during fiscal year 2006 for the purchase of machinery and equipment. The borrowings have a weighted average interest rate of 9.17%. Monthly payments of principal and interest of $9 are required through 2011. The principal balance at June 30, 2006 was $413.

Long-term debt as of June 30, 2006 and June 24, 2005 was as follows:

	June 30, 2006	June 24, 2005
3.5% senior unsecured convertible notes (net of associated debt service costs)	$34,993	$34,992
Notes payable	1,039	762
Capital lease obligations	233	25

	36,265	35,779
Less current portion	(299)	(162)

	$35,966	$35,617

The Company has various capital leases for machinery and equipment, office equipment, vehicles and furniture and fixtures that expire through 2009. At June 30, 2006, the future minimum payments required under capital lease arrangements were as follows:

Fiscal year ending:
2007	$107
2008	96
2009	56

Future minimum payments	259
Less amount representing interest	(26)

Present value of future minimum lease payments	233
Less current portion of obligation under capital leases	(91)

Long-term obligations under capital leases	$142

Long-term debt at June 30, 2006 had scheduled maturities as follows:

Fiscal year ending:
2007	$299
2008	305
2009	282
2010	35,231
2011	148

$36,265

Total interest paid was $1,860, $82, and $87 for fiscal years 2006, 2005, and 2004, respectively.

Note 14. Capital Stock and Accumulated Other Comprehensive Income

Authorized Stock:

The Company is authorized to issue 100,000,000 shares of $.05 par value common stock and 2,000,000 shares of no par value preferred stock. There are no shares of preferred stock outstanding.

Warrants Outstanding:

The following table summarizes information about warrants outstanding as of June 30, 2006:

Issued	Warrants Outstanding as of June 30, 2006	Exercise Price (per share)	Fiscal Year Warrants Expire
Fiscal year 2001	5,310	$54.14	2007
Fiscal year 2001	693	$54.11	2008
Fiscal year 2001	693	$54.11	2009
Fiscal year 2001	115	$108.70	2011

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

Treasury Stock:

At June 30, 2006 and June 24, 2005, 3,595,036 shares of common stock are being held by the Company as treasury stock and are available to be used in meeting the Company’s obligations under its present and future stock option plans and for other corporate purposes. In addition, shares of the Company’s common stock purchased under a non-qualified deferred compensation arrangement, held in a Rabbi Trust, have been presented in a manner similar to treasury stock. As of June 30, 2006 and June 24, 2005, 50,010 shares and 50,680 shares, respectively, were held in the Rabbi Trust.

Net Income (Loss) Per Share:

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding and potential common shares outstanding. Potential common shares result from the assumed exercise of outstanding stock options and warrants having a dilutive effect calculated under the treasury stock method using the average market price for the period and from the potential conversion of the Company’s 3.5% senior unsecured convertible notes, calculated under the if-converted method. In addition, in computing the dilutive effect of the convertible notes, the net income (loss) is adjusted to add back the after-tax amount of interest and amortized debt issuance costs recognized in the period associated with our convertible notes. Any potential shares that are antidilutive are excluded from the effect of dilutive securities.

Net income (loss) per share is calculated as follows:

	Fiscal Year Ended
	June 30, 2006	June 24, 2005	June 25, 2004
Basic net income (loss) per share:
Net income (loss)	$(27,306)	$(25,690)	$44,160

Weighted average common shares outstanding	47,891,427	45,325,283	38,831,695
Basic net income (loss) per share	$(0.57)	$(0.57)	$1.14
Diluted net income (loss) per share:
Net income (loss)	$(27,306)	$(25,690)	$44,160
Interest and expense related to 3.5% senior unsecured convertible notes	—	—	—

Income (loss) for purposes of computing diluted net income (loss) per share	$(27,306)	$(25,690)	$44,160

Weighted average common shares outstanding	47,891,427	45,325,283	38,831,695
Plus:
Effect of stock options and warrants	—	—	1,391,523
3.5% senior unsecured convertible notes	—	—	—

Weighted average common shares and common share equivalents	47,891,427	45,325,283	40,223,218

Diluted net income (loss) per share:	$(0.57)	$(0.57)	$1.10

For the fiscal year ended June 30, 2006, total potential common shares of 8,872,657 representing 2,838,169 common shares from the assumed conversion of 3.5% senior unsecured convertible notes and 6,034,488 common shares related to stock options and warrants were excluded from the diluted loss per share calculation because they were antidilutive.

For the fiscal year ended June 24, 2005, total potential common shares of 7,160,716 representing 1,364,504 common shares from the assumed conversion of 3.5% senior unsecured convertible notes and 5,796,212 common shares related to stock options and warrants were excluded from the diluted net loss per share calculation because they were antidilutive.

For the fiscal year ended June 25, 2004, common share equivalents of 2,559,929 related to stock options and warrants were excluded from the diluted net income per share calculation because they were antidilutive.

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

The components of accumulated other comprehensive income, net of tax if applicable, are as follows:

	June 30, 2006	June 24, 2005
Unrealized loss on marketable securities	$(14)	$(1)
Foreign currency translation gain	5,376	5,388

Accumulated other comprehensive income	$5,362	$5,387

The components of other comprehensive income and the related tax effects are as follows:

	Amount Before Tax	Income Tax Expense (Benefit)	Amount Net of Taxes
Fiscal year ended June 30, 2006:
Unrealized holding gain during the fiscal year	$18	$—	$18
Less: reclassification adjustment for realized gains included in net loss	(31)	—	(31)
Net foreign currency translation loss	(12)	—	(12)

Total other comprehensive loss	$(25)	$—	$(25)

Fiscal year ended June 24, 2005:
Unrealized holding gain during the fiscal year	$168	$—	$168
Less: reclassification adjustment for realized gains included in net loss	(7)	—	(7)
Net foreign currency translation gain	213	—	213

Total other comprehensive income	$374	$—	$374

Fiscal year ended June 25, 2004:
Unrealized holding loss during the fiscal year	$(155)	$—	$(155)
Less: reclassification adjustment for realized gains included in net income	(6)	—	(6)
Net foreign currency translation gain	2,742	—	2,742

Total other comprehensive income	$2,581	$—	$2,581

Note 15. Stock Award Plans

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

The Company’s primary type of share-based compensation consists of non-qualified stock options issued under its Incentive Plan. The total number of shares authorized to be granted under all share-based plans is 2,732,306. The Company funds shares issued upon exercise out of available authorized shares.

A summary of activity under the Company’s stock option plans as of June 30, 2006 is presented below:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of year	5,812,582	$9.43
Granted	906,950	$6.81
Exercised	(250,869)	$4.76
Expired	(411,880)	$10.91
Forfeited	(564,580)	$8.70

Outstanding at end of year	5,492,203	$9.17	4.1	$6,067

Options Exercisable at end of year	3,896,579	$9.94	3.4	$3,485

Intrinsic value for stock options is calculated based on the difference between the exercise price of the underlying awards and quoted price of the Company’s common stock as of the reporting date. The aggregate intrinsic value of stock options exercised during fiscal years ended June 30, 2006, June 24, 2005 and June 25, 2004 was $721, $559 and $9,685, respectively.

The following table presents information regarding unvested share activity during the fiscal year ended June 30, 2006:

	Unvested Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at June 24, 2005	2,032,390	$5.04
Granted	906,950	$3.58
Vested	(779,136)	$4.28
Cancellations	(564,580)	$5.32

Unvested at June 30, 2006	1,595,624	$4.45

As of June 30, 2006, there was $3,241 of total unrecognized compensation cost related to non-vested share-based compensation arrangements related to stock options granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.55 years.

Note 16. Retirement Plans

The Company has retirement savings and profit sharing plans that qualify under Section 401(k) of the Internal Revenue Code. Participation is available to all employees meeting minimum service requirements.

The Company has a deferred compensation plan that does not qualify under Section 401 of the Internal Revenue Code, which is available to officers and key executives. The total of net employee and employer deferrals, which is reflected in other long-term liabilities, was $2,090 and $1,722 at June 30, 2006 and June 24, 2005, respectively.

The total expenses for the qualified retirement savings and profit sharing plans and the non-qualified deferred compensation plan were $2,782, $1,948, and $1,646 for fiscal years 2006, 2005, and 2004, respectively.

The Company also has a deferred retirement salary plan, which is limited to certain officers. The present value of the estimated future retirement benefit payments is being accrued over the estimated service period from the date of signed agreements with the employees. The accrued balance of this plan, the majority of which is included in other long-term liabilities, was $1,354 and $1,002 at June 30, 2006 and June 24, 2005, respectively. Total expenses for the deferred retirement salary plan were $436, $140, and $56 for fiscal years 2006, 2005, and 2004, respectively.

Note 17. Other Income (Expense), Net

Other income (expense), net for fiscal years 2006, 2005, and 2004 was as follows:

	Fiscal Year Ended
	June 30, 2006	June 24, 2005	June 25, 2004
Gain on sale of equipment	$1,093	$—	$—
Gain on litigation judgment	1,238	—	—
Other income (expense), net	804	(282)	371

	$3,135	$(282)	$371

Note 18. Income Taxes

Income (loss) from operations before income taxes consisted of the following:

	Fiscal Year Ended
	June 30, 2006	June 24, 2005	June 25, 2004
United States	$(27,021)	$(25,287)	$52,083
Foreign	2,735	(1,259)	(6,901)

	$(24,286)	$(26,546)	$45,182

Total income tax expense (benefit) for fiscal years 2006, 2005, and 2004 was allocated as follows:

	Fiscal Year Ended
	June 30, 2006	June 24, 2005	June 25, 2004
Net income (loss) from operations	$3,020	$(856)	$1,022
Shareholders’ equity, for net foreign currency translation gain	(111)	—	—
Goodwill, for initial recognition of acquired tax benefits that were previously included in the valuation allowance	(192)	—	(464)

	$2,717	$(856)	$558

Income tax expense (benefit) attributable to operations consisted of the following:

	Fiscal Year Ended
	June 30, 2006	June 24, 2005	June 25, 2004
Current:
Federal	$6	$(1,388)	$451
State	2	(112)	296
Foreign	443	317	599

	451	(1,183)	1,346

Deferred:
Federal	1,948	178	—
State	278	25	—
Foreign	343	124	(324)

	2,569	327	(324)

	$3,020	$(856)	$1,022

The following table reconciles income tax expense (benefit) from operations as reflected in the consolidated statement of operations with the amount calculated by applying the United States federal income tax rate of 35 percent to income (loss) before income taxes:

	Fiscal Year Ended
	June 30, 2006	June 24, 2005	June 25, 2004
Income tax expense (benefit) computed at 35%	$(8,500)	$(9,291)	$15,814
State income taxes, net of federal tax	(1,183)	(1,218)	1,312
Tax effect of foreign income and losses	(45)	1,120	(1,015)
Increase (decrease) in the valuation allowance for deferred tax assets	11,531	9,987	(14,406)
Tax reserve adjustment and other, net	1,217	(1,454)	(683)

	$3,020	$(856)	$1,022

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 2006 and June 24, 2005 are presented below:

	June 30, 2006	June 24, 2005
Gross deferred tax assets:
Accounts receivable, principally due to allowance for doubtful accounts	$1,246	$689
Inventories, principally due to accrual for obsolescence	6,270	7,123
Compensated absences, principally due to accrual for financial reporting purposes	1,282	1,429
Workers’ compensation expense accrual for financial reporting purposes	293	82
Warranty expense accrual for financial reporting purposes	1,669	1,983
Employee benefit plan accrual for financial reporting purposes	940	664
Investment impairment for financial reporting purposes	1,263	1,249
Net operating loss carryforwards	62,158	57,689
Alternative minimum tax credit carryforwards	839	839
Research tax credit carryforwards	3,388	3,867
Intangible assets, principally due to differences in amortization	17,618	15,582
Restructuring expense accrual for financial reporting purposes	530	77
Other	10,221	5,930

Total gross deferred tax assets	107,717	97,203
Less valuation allowance	(105,337)	(96,102)

Net total deferred tax assets	2,380	1,101

Gross deferred tax liabilities:
Plant and equipment, principally due to differences in depreciation	(1,087)	(516)
Intangible assets, principally due to differences in amortization	(3,352)	—
Other	(717)	(588)

Total gross deferred tax liabilities	(5,156)	(1,104)

Net deferred tax liabilities	$(2,776)	$(3)

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

Management concluded during the third quarter of fiscal year 2003 that a valuation allowance against net deferred tax assets was appropriate, primarily as a result of the cumulative losses during fiscal years 2001, 2002 and 2003, and recorded a valuation allowance as of that date. The Company expects to maintain the valuation allowance on deferred tax assets until it can sustain a level of profitability in the applicable tax jurisdictions that demonstrates its ability to utilize these assets. During fiscal year 2005, income tax benefit was recorded for the reversal of valuation allowances in certain foreign jurisdictions. As of June 30, 2006, a valuation allowance on substantially all of the deferred tax assets remains, except in certain foreign jurisdictions where the Company is profitable.

Subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets as of June 30, 2006 will be allocated as follows:

Income tax benefit that would be reported in the consolidated statement of operations	$87,716
Additional paid-in capital	6,671
Goodwill, or other noncurrent intangible assets of an acquired entity	10,950

Total	$105,337

At June 30, 2006, the Company had federal net operating loss carryforwards of approximately $121,149, state net operating loss carryforwards of approximately $119,580, and foreign net operating losses of approximately $42,135, which are available to offset future federal, state, and foreign taxable income, if any, and expire at various dates through fiscal year 2026; however, a significant portion of the foreign net operating loss carryforwards ($35,253) have an indefinite carryforward period. In addition, at June 30, 2006, the Company had research and development credit carryovers for federal and state income tax purposes of approximately $2,832 and $556, respectively. The federal credit carryforwards expire through 2025, and the state carryforwards can be carried forward indefinitely. The Company also had a federal alternative minimum tax credit of $839 at June 30, 2006, which has an indefinite carryforward period.

The Company has recognized deferred tax liabilities of $200 related to unremitted earnings of foreign subsidiaries that may be repatriated in the foreseeable future. Income taxes are not provided on the unremitted earnings of the Company’s foreign subsidiaries where such earnings have been indefinitely reinvested in its foreign operations. In future periods, deferred tax liabilities for domestic income tax and foreign withholding tax will be recognized for basis differences and undistributed earnings of foreign subsidiaries when the Company no longer intends to permanently reinvest such unremitted earnings. Unremitted earnings were approximately $7,313 at June 30, 2006. No qualified cash dividends were received from controlled foreign corporations during the year that were eligible for the 85% dividends received deduction under the American Jobs Creation Act of 2004.

Under recent changes in United States tax law, the American Jobs Creation Act of 2004 provides, under certain circumstances, for an 85% dividends received deduction for qualified cash dividends received from controlled foreign corporations if the funds are reinvested in the United States. The Company has concluded that it would not distribute earnings under the provisions of the American Jobs Creation Act. Accordingly, the Company has not adjusted its tax expense or deferred tax liabilities to reflect the repatriation provisions of the Act.

Cash paid for income taxes was $38, $1,191, and $1,423 in fiscal years 2006, 2005, and 2004, respectively.

Note 19. Concentration of Credit Risk

Financial instruments that subject the Company to concentrations of credit risk consist primarily of accounts receivable. The Company’s accounts receivable are derived primarily from sales to cable operators, broadcasters, and other network operators and distributors. The Company performs periodic credit evaluations of its customers’ financial conditions and generally does not require collateral. Receivables are generally due within 30 days for domestic customers and 60 to 90 days for international customers. Credit losses are provided for in the consolidated financial statements.

Sales to one customer were $64,849 (25%) of consolidated total net sales in fiscal year 2006. Sales to two customers were $42,055 (18%) and $32,050 (14%), respectively, of consolidated total net sales in fiscal year 2005. Sales to two customers were $48,659 (20%) and $39,724 (16%), respectively, of consolidated total net sales in fiscal year 2004. All of these principal customers purchase products, services and content and operations management systems. No other customers represented greater than 10% of sales in fiscal years 2006, 2005, or 2004.

Adelphia completed the sale of substantially all its assets to Time Warner Cable and Comcast Corporation on July 31, 2006, which will further concentrate the Company’s credit risk.

Note 20. Commitments and Contingencies

Letters of Credit and Bank Guarantees:

As of June 30, 2006, the Company had $4,158 of outstanding letters of credit and bank guarantees. These outstanding commitments were collateralized by restricted cash of $ 4,159, of which $1,409 was reflected as a current asset as the terms of the letters of credit and vendor obligations expire in less than one year and $2,750 has been classified as long-term.

Surety Bonds:

As of June 30, 2006, the Company had $1,785 of outstanding surety bonds.

Purchase obligations:

At June 30, 2006 the Company had non-cancelable commitments to purchase goods and services valued at $18,110.

Operating leases:

The Company leases real property and other equipment under operating leases. Certain leases are renewable and provide for the payment of real estate taxes and other occupancy expenses. At June 24, 2005, the future minimum lease payments for noncancelable leases with remaining lease terms in excess of one year were as follows:

Fiscal year ending:
2007	$3,249
2008	2,681
2009	2,235
2010	2,049
2011	1,268
Thereafter	2,112

Rent expense relating to continuing operations was $6,507, $6,834, and $5,401 for fiscal years 2006, 2005, and 2004, respectively.

Note 21. Guarantees

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

As of June 30, 2006, the Company did not have any outstanding guarantees, except for product warranties. The Company warrants its products against defects in materials and workmanship, generally for one-to-five years depending upon product lines and geographic regions. A provision for estimated future costs related to warranty activities is recorded when the product is shipped, based upon historical experience of product failure rates and historical costs incurred in correcting product failures. In addition, from time to time, the recorded amount is adjusted for specifically identified warranty exposures where unforeseen technical problems arise.

Changes in the Company’s warranty liability during fiscal years 2006 and 2005 were as follows:

	June 30, 2006	June 24, 2005
Balance as of beginning of the period	$6,575	$10,065
Warranties issued during the period	1,778	2,186
Fair value of warranty liabilities (divested) acquired	(585)	60
Settlements made during the period	(1,704)	(3,404)
Changes in the liability for pre-existing warranties	(745)	(2,332)

Balance as of end of the period	$5,319	$6,575

In the normal course of business, the Company is party to certain off-balance sheet arrangements including indemnifications, and financial instruments with off-balance sheet risk, such as bank letters of credit and performance or surety bonds (see Note 21). Liabilities related to these arrangements are not reflected in the consolidated balance sheets, and the Company does not expect any material impact on its cash flows, results of operations or financial condition to result from these off-balance sheet arrangements.

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

Note 22. Quarterly Results of Operations (Unaudited)

The quarterly results of operations for fiscal years 2006 and 2005, and significant incremental and/or unusual charges and recoveries during the fourth quarters, were as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(1)	Total
Fiscal Year 2006
Net sales	$63,494	$66,668	$60,382	$71,982	$262,526
Gross profit	15,515	21,024	19,746	27,453	83,738
Net income (loss)	(14,828)	(15,711)	(7,948)	11,181	(27,306)

Net income (loss) per share—basic and diluted:
Basic	$(0.31)	$(0.33)	$(0.17)	$0.23	$(0.57)

Diluted	$(0.31)	$(0.33)	$(0.17)	$0.22	$(0.57)

(1)	Included in the results of operations for the fourth quarter of fiscal year 2006 was a $11,352 gain on the sale of trade claims in the bankruptcy cases of Adelphia and affiliates, $1,238 gain on litigation judgment, $1,146 gain on sale of equipment, and $1,572 of restructuring charges.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(1)	Total
Fiscal Year 2005
Net sales	$62,099	$58,487	$48,157	$68,517	$237,260
Gross profit	21,679	22,896	15,911	25,009	85,495
Net loss	(1,044)	(1,557)	(17,349)	(5,740)	(25,690)

Net loss per share—basic and diluted:
Basic	$(0.02)	$(0.04)	$(0.37)	$(0.12)	$(0.57)

Diluted	$(0.02)	$(0.04)	$(0.37)	$(0.12)	$(0.57)

(1)	Included in the results of operations for the fourth quarter of fiscal year 2005 was a $317 charge for restructuring and a $1,800 tax benefit associated with reversal of certain tax contingencies.

Note 23. Segment Information

The Company operates in three business segments: C-COR Access and Transport, C-COR Network Services, and C-COR Solutions.

The C-COR Access and Transport segment is responsible for the development, management, production, support and sales of the Company’s network infrastructure products, including amplitude modulation headend/hub optical platform and line of optical nodes, a full offering of radio frequency amplifiers, digital video systems, and high quality, high capacity transport platforms for multiservice, packet—based networks. The C-COR Network Services segment provides technical services for engineering, design, and deployment of advanced applications over broadband networks, including outsourced operational services, network design and engineering, network integration, outside plant and construction services, and consulting to a variety of customers. The C-COR Solutions segment is responsible for development, integration, management, implementation, support, and sale of content management systems, including software and hardware, for delivery of video on demand and digital advertising as well as application-oriented software for network and service assurance, workforce management and policy service management.

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

The following costs and asset categories are not allocated to segments, and are reflected in the table as “unallocated items”:

•	Corporate selling and administrative expenses and technology oversight functions

•	Certain restructuring costs

•	Impairment charges

•	Gain on sale of product line

•	Income tax expense (benefit)

•	Identifiable assets of cash and cash equivalents, marketable securities, and certain other long-term corporate assets.

Information about industry segments for fiscal years 2006, 2005, and 2004 is as follows:

	C-COR Access and Transport	C-COR Network Services	C-COR Solutions	Unallocated Items	Total
Year ended June 30, 2006
Net sales	$157,991	$52,896	$51,639	$—	$262,526
Depreciation and amortization	3,812	469	4,595	2,280	11,156
Operating income (loss)	24,925	3,645	(5,602)	(62,640)	(39,672)
Interest expense				1,350	1,350
Investment income				2,001	2,001
Income tax expense				3,020	3,020
Identifiable assets at June 30, 2006	75,136	20,039	139,148	78,806	313,129
Capital expenditures	1,282	617	1,348	2,904	6,151
Year ended June 24, 2005
Net sales	$173,225	$40,092	$23,943	$—	$237,260
Depreciation and amortization	6,513	481	3,229	1,777	12,000
Operating income (loss)	36,099	1,276	(10,256)	(54,260)	(27,141)
Interest expense				680	680
Investment income				1,322	1,322
Income tax benefit				(856)	(856)
Identifiable assets at June 24, 2005	77,989	30,200	163,176	66,390	337,755
Capital expenditures	2,458	419	1,069	2,008	5,954
Year ended June 25, 2004
Net sales	$184,880	$45,397	$10,641	$—	$240,918
Depreciation and amortization	8,514	605	372	1,717	11,208
Operating income (loss)	49,786	5,253	466	(33,015)	22,490
Interest expense				87	87
Investment income				1,128	1,128
Income tax expense				1,022	1,022
Identifiable assets at June 25, 2004	94,698	38,533	15,518	118,136	266,885
Capital expenditures	782	241	89	433	1,545

The Company and its subsidiaries operate in various geographic areas. The table below presents the Company’s operations in the following geographic areas:

	Year Ended
	June 30, 2006	June 24, 2005	June 25, 2004
Sales:
United States	$184,925	$152,748	$173,755
Europe	52,318	56,244	33,286
Asia	14,076	15,430	22,321
Canada	4,132	3,619	4,683
Latin America	7,075	9,219	6,873

Total	$262,526	$237,260	$240,918

Property, Plant, and Equipment:
United States	$19,651	$20,319	$16,463
Europe	318	609	602
Other	105	605	632

Total	$20,074	$21,533	$17,697

Note 24. Litigation

From time to time, the Company is a party to litigation and claims that arise in the ordinary course of business. In the opinion of management, the ultimate resolution of these matters will not have a material effect on the Company’s business, its financial position or its results of operations.

Note 25. Gain on Litigation Judgment

nCUBE Corporation, which was acquired by the Company on December 31, 2004, initiated litigation against SeaChange International, Inc. (SeaChange) for patent infringement on January 8, 2001 in the United States Federal District Court in Delaware. The complaint alleged that SeaChange was violating nCUBE’s U.S. patent 5,805,804 entitled “Method and Apparatus for Scalable, High Bandwidth Storage, Retrieval, and Transportation of Multimedia Data on a Network” (the ‘804 patent). The jury returned a verdict finding that: (1) SeaChange infringed the ‘804 patent both literally and under the doctrine of equivalents; (2) SeaChange’s infringement was willful; (3) the asserted claims were not invalid; and (4) Company was entitled to damages of $1.7 million plus a running royalty of 7% on all of SeaChange’s sales of the infringing product. In April 2004, the district court entered judgment on the jury verdict and awarded nCUBE 2/3 of its attorney fees and enhanced damages by a factor of two. SeaChange appealed the jury’s verdict and the district court’s award to the United States Court of Appeals for the Federal Circuit.

On January 9, 2006, the U.S. Court of Appeals for the Federal Circuit affirmed the jury’s finding that SeaChange infringed the ‘804 patent and that such infringement was willful. The appellate court also affirmed the district court’s award of 2/3 of nCUBE’s attorney fees and the award of enhanced damages. On January 24, 2006, SeaChange filed a Consolidated Petition for Panel Rehearing and Rehearing En Banc, which was subsequently denied. On April 20, 2006, the Company received payment of the award of $8,021, of which a gain of $1,238 has been recorded as a component of other income in the consolidated statement of operations during the fourth quarter of fiscal year ended June 30, 2006. The award requires additional allocation to certain third-parties which has not yet been finally determined, and as such, the amount the Company will ultimately retain from the award is uncertain at this time.

Note 26. Subsequent Events

On August 31, 2006, the Company sold certain assets and transferred certain liabilities to Sigma Systems Canada, Inc (Sigma) and its affiliated operation in India. The assets sold and liabilities transferred included a shared 50% interest in the intellectual property associated with certain software products, contractual obligations, certain accounts receivable and equipment. In addition, the Company entered into an Agreement of Undertaking, whereby the Company transferred to Sigma certain assets, employees and contractual obligations associated with the Company’s India operation. The operation was included as part of the Company’s C-COR Solutions segment. As of June 30, 2006, the Company recorded assets and liabilities held for sale of $303 and $415, respectively, relating to the transaction.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures

Our chief executive officer and our chief financial officer have evaluated the effectiveness of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) related to our reporting and disclosure obligations as of June 30, 2006, which is the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are sufficient to provide that material information relating to us, including our consolidated subsidiaries, is (a) made known to them by our other employees and the employees of our consolidated subsidiaries, particularly material information related to the period for which this periodic report is being prepared; and (b) recorded, processed, summarized, evaluated, and reported, as applicable, within the time period specified in the rules and forms promulgated by the Securities and Exchange Commission.

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

We, under the supervision and with the participation of our management, including David A. Woodle, Chief Executive Officer, and William T. Hanelly, Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2006. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

Based on our assessment using those criteria, our management concluded that our internal control over financial reporting was effective as of June 30, 2006.

Our management assessment process and the effectiveness of our internal control over financial reporting as of June 30, 2006 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears on page 41 of this Annual Report on Form 10-K.

(c)	Changes in Internal Controls

There were no changes that occurred during the fiscal quarter ended June 30, 2006 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	Other Information

None

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required by this item will be subsequently incorporated herein by reference to the Registrant’s Proxy Statement expected to be dated on or about September 15, 2006.

The information with respect to Executive Officers required by this item is set forth in Part I of this Annual Report on Form 10-K.

Item 11.	Executive Compensation

The information required by this item will be subsequently incorporated herein by reference to the Registrant’s Proxy Statement expected to be dated on or about September 15, 2006.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be subsequently incorporated herein by reference to the Registrant’s Proxy Statement expected to be dated on or about September 15, 2006.

Item 13.	Certain Relationships and Related Transactions

None

Item 14.	Principal Accounting Fees and Services

The information required by this item will be subsequently incorporated herein by reference to the Registrant’s Proxy Statement expected to be dated on or about September 15, 2006.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) (1)	Financial Statements

The following financial statements are included in Item 8 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of June 30, 2006 and of June 24, 2005

Consolidated Statements of Operations for the Fiscal Years Ended June 30, 2006, June 24, 2005 and June 25, 2004

Consolidated Statements of Cash Flows for the Fiscal Years Ended June 30, 2006, June 24, 2005 and June 25, 2004

Consolidated Statements of Shareholders’ Equity for the Fiscal Years Ended June 30, 2006, June 24, 2005 and June 25, 2004

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

Number		Description of Documents
(3)(a)		Amended and Restated Articles of Incorporation of Registrant (the “Articles of Incorporation”) filed with the Secretary of State of the Commonwealth of Pennsylvania on February 19, 1981 (incorporated by reference to Exhibit (3)(a) to Registrant’s Form 10-Q for the quarter ended December 24, 1999).

(3)(b)		Amendment to the Articles of Incorporation of Registrant filed with the Secretary of State of the Commonwealth of Pennsylvania on November 14, 1986 (incorporated by reference to Exhibit (3)(b) to Registrant’s Form 10-Q for the quarter ended December 24, 1999).

(3)(c)		Amendment to the Articles of Incorporation filed with the Secretary of State of the Commonwealth of Pennsylvania on September 21, 1995 (incorporated by reference to Exhibit (3)(c) to Registrant’s Form 10-Q for the quarter ended December 24, 1999).

(3)(d)		Amendment to the Articles of Incorporation filed with the Secretary of State of the Commonwealth of Pennsylvania on July 9, 1999 (incorporated by reference to Exhibit (3)(d) to Registrant’s Form 10-Q for the quarter ended December 24, 1999).

(3)(e)		Statement with Respect to Shares of Series A Junior Participating Preferred Stock filed with the Secretary of State of the Commonwealth of Pennsylvania on August 30, 1999 (incorporated by reference to Exhibit (3)(e) to Registrant’s Form 10-Q for the quarter ended December 24, 1999).

(3)(f)		Amendment to the Articles of Incorporation filed with the Secretary of State of the Commonwealth of Pennsylvania on October 20, 1999 (incorporated by reference to Exhibit (3)(f) to Registrant’s Form 10-Q for the quarter ended December 24, 1999).

(3)(g)		Amendment to Articles of Incorporation filed with the Secretary of State of the Commonwealth of Pennsylvania on December 22, 1999 (incorporated by reference to Exhibit (3)(g) to Registrant’s Form 10-Q for the quarter ended December 24, 1999).

(3)(h)		Amendment to Articles of Incorporation filed with the Secretary of State of the Commonwealth of Pennsylvania and effective on June 26, 2004 (incorporated by reference to Exhibit (3)(h) to Registrant’s Form 10-K for the year ended June 25, 2004).

(3)(i)		Bylaws of Registrant, as amended through September 22, 2000 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended September 29, 2000).

(4)(a)		Specimen of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Form S-8 Registration Statement, File No. 333-49826).

(4)(b)		Rights Agreement, dated as of August 17, 1999, between C-COR.net Corp. and American Stock Transfer and Trust Co., as Rights Agent, including the Form of Statement with Respect to Shares as Exhibit A, the Form of Right Certificate as Exhibit B and the Summary of Rights as Exhibit C (incorporated by Reference to Registrant’s Form 8-K filed on August 30, 1999).

(4)(c)		Indenture, dated as of December 31, 2004 between C-COR Incorporated and Wachovia Bank, National Association, as trustee (incorporated by reference to Exhibit 4(1) to the Registrant’s Form 8-K dated December 30, 2004 and filed January 6, 2005).

(4)(d)		Form of 3.5% Convertible Senior Unsecured Notes due 2009 (incorporated by reference to Exhibit A of Exhibit 4(1) to the Registrant’s Form 8-K dated December 30, 2004 and filed January 6, 2005).

(10)(a)	*	1989 Non-Employee Directors’ Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 28 to Form S-8 Registration Statement, File No. 33-35208).

(10)(b)	*	Registrant’s Retirement Savings and Profit Sharing Plan as Amended July 1, 1989, and including amendments through April 19, 1994 (incorporated by reference to Exhibit 99.B14 to Form S-8 Registration Statement, File No. 333-02505).

(10)(c)	*	Registrant’s Supplemental Executive Retirement Plan effective May 1, 1996 (incorporated by reference to Exhibit (10)(ff) to the Registrant’s Form 10-K for the year ended June 28, 1996).

Number		Description of Documents
(10)(d)(i)	*	1988 Stock Option Plan (incorporated by reference to Exhibit (10)(kk)(i) to the Registrant’s Form 10-K for the year ended June 28, 1996).

(10)(d)(ii)	*	Amendment to 1988 Stock Option Plan (incorporated by reference to Exhibit (10)(kk)(ii) to the Registrant’s Form 10-K for the year ended June 28, 1996).

(10)(e)(i)	*	1992 Stock Purchase Plan (incorporated by reference to Exhibit (10)(ll)(i) to the Registrant’s Form 10-K for the year ended June 28, 1996).

(10)(f)(ii)	*	Amendment to 1992 Stock Purchase Plan (incorporated by reference to Exhibit (10)(ll)(ii) to the Registrant’s Form 10-K for the year ended June 28, 1996).

(10)(g)	*	C-COR Incorporated Amended and Restated Incentive Plan (incorporated by reference to Registrant’s Definitive Proxy Statement filed September 8, 2004).

(10)(h)	*	Form of Change of Control Agreement (Registrant has entered into seven of such agreements with Ken Wright, John O. Caezza, Mary G. Beahm, Joseph, E. Zavacky, Stephen T. Gropp, David E. Levitan, and Michael J. Pohl, respectively) (incorporated by reference to Exhibit (10)(bb) to the Registrant’s Form 10-K for the year ended June 30, 2000).

(10)(i)	*	First Amendment to Amended and Restated Change of Control Agreement, dated November 13, 2002, between the Registrant and William T. Hanelly (incorporated by reference to the Registrant’s Form 10-Q dated December 27, 2002, and filed on February 10, 2003).

(10)(j)	*	Third Amended and Restated Employment Agreement dated June 15, 2003, between the Registrant and David A. Woodle (incorporated by reference to Exhibit (10)(bb) to the Registrant’s Form 10-K for the year ended June 27, 2003).

(10)(k)	*	Form of Indemnification Agreement (Registrant has entered into eight of such agreements Ken Wright, John O. Caezza, William T. Hanelly, Mary G. Beahm, Joseph, E. Zavacky, Stephen T. Gropp, David E. Levitan, and Michael J. Pohl, respectively) (incorporated by reference to Exhibit (10)(p) to the Registrants Form 10-K for the year ended June 25, 2004).

(10)(l)	*	Form of Supplemental Retirement Plan (Registrant has entered into eight of such agreements with Ken Wright, John O. Caezza, William T. Hanelly, Mary G. Beahm, Joseph E. Zavacky, Stephen T. Gropp, David E. Levitan, and Michael J. Pohl, respectively) (incorporated by reference to Exhibit (10)(q) to the Registrants Form 10-K for the year ended June 25, 2004).

(10)(m)		Revolving Line of Credit Facility with Citizens Bank, dated as of November 5, 2004 (incorporated by reference to the Registrant’s Form 8-K dated November 5, 2004 and filed November 17, 2004).

(10)(n)		Amendment to Revolving Line of Credit Facility with Citizens Bank, effective as of November 1, 2005 (incorporated by reference to the Registrant’s Form 10-Q dated December 23, 2005 and filed February 1, 2006).

(10)(o)	*	Compensatory Arrangement with the Board of Directors and Certain Named Executive Officers 2004 (incorporated by reference to the Registrant’s Form 10-Q dated December 24, 2004 and filed February 2, 2005).

(10)(p)	*	Fiscal Year 2006 Profit Incentive Plan (PIP)—Employees (incorporated by reference to Exhibit (10)(t) to the Registrants Form 10-K for the year ended June 24, 2005).

(10)(q)	*	Fiscal Year 2006 Profit Incentive Plan (PIP)—Executive Management (incorporated by reference to Exhibit (10)(u) to the Registrants Form 10-K for the year ended June 24, 2005).

(10)(r)	*	Agreement of Separation between the Registrant and its wholly owned subsidiary, C-COR Broadband Europe B.V. with Gerhard Nederlof, dated as December 31, 2005 (incorporated by reference to the Registrant’s Form 10-Q dated December 23, 2005 and filed February 1, 2006).

Number		Description of Documents
(10)(s)	*	Supplement to Agreement of Separation between the Registrant and its wholly owned subsidiary, C-COR Broadband Europe B.V., with Gerhard Nederlof, dated April 30, 2006 (incorporated by reference to the Registrant’s Form 10-Q dated March 24, 2006 and filed May 3, 2006).

(10)(t)	*	Fiscal Year 2007 Profit Incentive Plan (PIP)—Employees.

(10)(u)	*	Fiscal Year 2007 Profit Incentive Plan (PIP)—Executive Management.

(21)		Subsidiaries of the Registrant.

(23)		Consent of Independent Registered Public Accounting Firm.

(31)(1)		Rule 13a-14(a) and 15d-14(a) Certification of Chief Executive Officer.

(31)(2)		Rule 13a-14(a) and 15d-14(a) Certification of Chief Financial Officer.

(32)(1)		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32)(2)		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Compensation plans and arrangements for executives and others.

All exhibits listed herein and not otherwise incorporated by reference to reports or registration statements of the Registrant are filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

C-COR Incorporated (Registrant)

/S/ DAVID A. WOODLE
Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 13th day of September 2006.

/S/ DAVID A. WOODLE
Director, Chairman

/S/ JAMES E. CARNES	/S/ STEVEN B. FINK
Director	Director

/S/ I.N. RENDALL HARPER, JR.	/S/ ANTHONY A. IBARGÜEN
Director	Director

/S/ JOHN J. OMLOR	/S/ RODNEY M. ROYSE
Director	Director

/S/ JAMES C. STALDER	/S/ JAMES J. TIETJEN
Director	Director

/S/ WILLIAM T. HANELLY	/S/ JOSEPH E. ZAVACKY
Chief Financial Officer, Secretary and Treasurer (principal financial officer)	Controller and Assistant Secretary (principal accounting officer)

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

COL. A	COL. B	COL. C
	Balance at Beginning of Period	ADDITIONS
DESCRIPTION		Charged to Cost and Expenses	Charged to Other Accounts- Describe
Year ended June 30, 2006
Reserves deducted from assets to which they apply:
Allowance for Doubtful Accounts	$2,985,000	$1,761,000	$—

Year ended June 24, 2005
Reserves deducted from assets to which they apply:
Allowance for Doubtful Accounts	$3,204,000	$(937,000)	$1,190,000	(2)

Year ended June 25, 2004
Reserves deducted from assets to which they apply:
Allowance for Doubtful Accounts	$4,063,000	$(322,000)	$—

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

COL. A	COL. D		COL. E
DESCRIPTION	Deductions- Describe		Balance at End of Period
Year ended June 30, 2006
Reserves deducted from assets to which they apply:
Allowance for Doubtful Accounts	$179,000	(1)	$4,567,000

Year ended June 24, 2005
Reserves deducted from assets to which they apply:
Allowance for Doubtful Accounts	$472,000	(1)	$2,985,000

Year ended June 25, 2004
Reserves deducted from assets to which they apply:
Allowance for Doubtful Accounts	$537,000	(1)	$3,204,000

(1)	Uncollectible accounts written off, net of recoveries and foreign exchange translation effects.
(2)	Allowance related to acquired operations