Form 10-Q
period 2006-09-29
C-COR INC
filed 2006-11-08
CIK 350621

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the thirteen-week period ended: September 29, 2006

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

Common Stock, $.05 Par Value – 48,226,832 shares outstanding as of October 27, 2006.

C-COR Incorporated

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

C-COR Incorporated:

We have reviewed the condensed consolidated balance sheet of C-COR Incorporated and subsidiaries as of September 29, 2006, and the related condensed consolidated statements of operations and cash flows for the thirteen week periods ended September 29, 2006 and September 23, 2005. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of C-COR Incorporated and subsidiaries as of June 30, 2006, and the related consolidated statements of operations, cash flows, and shareholders’ equity for the year then ended (not presented herein); and in our report dated September 12, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of June 30, 2006, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

Harrisburg, Pennsylvania
November 7, 2006

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

C-COR Incorporated

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	September 29, 2006	June 30, 2006
ASSETS
Current assets
Cash and cash equivalents	$57,840	$53,279
Restricted cash	4,073	1,409
Marketable securities	8,214	7,649
Accounts receivable, net	52,336	49,188
Unbilled receivables	3,382	3,308
Inventories	25,712	25,437
Deferred costs	6,037	4,555
Assets held for sale	—	303
Other current assets	4,378	4,239

Total current assets	161,972	149,367
Property, plant, and equipment, net	20,292	20,074
Goodwill	130,963	131,209
Other intangible assets, net	4,306	5,135
Deferred taxes	483	497
Other long-term assets	4,838	6,847

Total assets	$322,854	$313,129

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$24,732	$25,796
Accrued liabilities	27,896	26,423
Deferred revenue	24,754	19,674
Deferred taxes	682	374
Liabilities held for sale	—	415
Current portion of long-term debt	390	299

Total current liabilities	78,454	72,981
Long-term debt, less current portion	36,260	35,966
Deferred revenue	2,626	2,705
Deferred taxes	3,340	2,986
Other long-term liabilities	3,550	3,624

Total liabilities	124,230	118,262

Commitments and contingencies
Shareholders’ equity
Preferred stock, no par value; authorized shares of 2,000,000; none issued	—	—
Common stock, $.05 par value; authorized shares of 100,000,000; issued shares of 51,781,813 as of September 29, 2006 and 51,653,206 as of June 30, 2006	2,589	2,583
Additional paid-in capital	385,212	383,362
Accumulated other comprehensive income	5,680	5,362
Accumulated deficit	(160,464)	(162,047)
Treasury stock at cost, 3,645,046 shares as of September 29, 2006 and June 30, 2006	(34,393)	(34,393)

Shareholders’ equity	198,624	194,867

Total liabilities and shareholders’ equity	$322,854	$313,129

See notes to condensed consolidated financial statements.

C-COR Incorporated

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended
	September 29, 2006	September 23, 2005
Net sales:
Products	$46,037	$40,783
Content and operations management systems	12,744	10,655
Services	10,805	12,056

Total net sales	69,586	63,494

Cost of sales:
Products	29,201	26,649
Content and operations management systems	4,618	4,485
Services	9,912	10,731
Excess and obsolete inventory charge	—	6,114

Total cost of sales	43,731	47,979

Gross margin	25,855	15,515

Operating expenses:
Selling and administrative	15,251	17,183
Research and product development	7,200	10,600
Amortization of other intangibles	829	1,516
Loss on sale of product line	245	—
Restructuring charge	400	383

Total operating expenses	23,925	29,682

Income (loss) from operations	1,930	(14,167)
Other income (expense), net:
Interest expense	(360)	(320)
Investment income	695	306
Foreign exchange gain (loss)	30	(134)
Other income, net	71	67

Income (loss) before income taxes	2,366	(14,248)
Income tax expense	783	580

Net income (loss)	$1,583	$(14,828)

Net income (loss) per share:
Basic	$0.03	$(0.31)
Diluted	$0.03	$(0.31)

Weighted average common shares and common share equivalents:
Basic	48,048	47,804
Diluted	48,529	47,804

See notes to the condensed consolidated financial statements.

C-COR Incorporated

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Thirteen Weeks Ended
	September 29, 2006	September 23, 2005
Operating Activities:
Net income (loss)	$1,583	$(14,828)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,313	3,174
Stock-based compensation	1,056	1,213
Loss on sale of product line	245	—
Other, net	15	399
Changes in operating assets and liabilities, net of effect of acquisitions:
Receivables	(3,144)	7,840
Inventories	(248)	6,749
Accounts payable	(1,107)	(12,412)
Accrued liabilities	6,142	783
Deferred income tax	666	534
Other	(2,441)	(1,052)

Net cash provided by (used in) operating activities	5,080	(7,600)

Investing Activities:
Purchase of property, plant, and equipment	(1,251)	(2,260)
Proceeds from the sale of property, plant and equipment	—	27
Proceeds from maturities of marketable securities and other short-term investments	1,172	9,707
Purchase of marketable securities and other short-term investments	(1,711)	(4,828)
Proceeds from the sale of product line	388	—
Acquisitions, net of cash acquired	—	(23)

Net cash provided by (used in) investing activities	(1,402)	2,623

Financing Activities:
Payment of debt and capital lease obligations	(77)	(39)
Proceeds from issuance of common stock to employee stock purchase plan	16	56
Proceeds from exercise of stock options and stock warrants	784	471
Purchase of treasury stock	—	8

Net cash provided by financing activities	723	496

Effect of exchange rate changes on cash	160	(34)

Increase (decrease) in cash and cash equivalents	4,561	(4,515)
Cash and cash equivalents at beginning of period	53,279	43,320

Cash and cash equivalents at end of period	$57,840	$38,805

Supplemental cash flow information:
Non-cash investing and financing activities
Fair value adjustment of available-for-sale securities	$22	$23
Purchase of assets under equipment financing agreements	471	—

See notes to condensed consolidated financial statements

C-COR Incorporated

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and, in the opinion of management of C-COR Incorporated (the Company), contain all adjustments (consisting only of normal, recurring adjustments except as noted) necessary to fairly present the Company’s consolidated financial position as of September 29, 2006 and the consolidated results of operations for the thirteen-week periods ended September 29, 2006 and September 23, 2005. Operating results for the thirteen-week period ended September 29, 2006 are not necessarily indicative of the results that may be expected for the year ending June 29, 2007 due to the cyclical nature of the industry in which the Company operates, timing of recognizing revenues from the sale of certain content and operations management systems, fluctuations in currencies related to intercompany foreign currency transactions where settlement is anticipated, and changes in overall conditions that could affect the carrying value of the Company’s assets and liabilities. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the fiscal year ended June 30, 2006 (fiscal year 2006).

2. DESCRIPTION OF BUSINESS

The Company is a global provider of integrated, end-to-end network solutions that include access and transport products, content and operations management systems, and technical services for broadband networks. The Company operates in two industry segments: Broadband Systems Solutions and Network Services.

The Broadband Systems Solutions segment is responsible for the development, management, production, deployment, support and sale of unified solutions for delivering voice, video and data services over complex networks for residential and business subscribers, including:

•	Network infrastructure products, including the Company’s amplitude modulation headend/hub optical platform and line of optical nodes, and a full offering of radio frequency amplifiers, and

•	Content and operations management systems, including software and hardware, for delivery of video on demand and digital advertising as well as application-oriented, operational support software for managing bandwidth and resource utilization, network and service assurance, and mobile workforce automation.

The Network Services segment provides outsourced technical services for engineering, design, and deployment of advanced applications over broadband networks, including installation services, network design and engineering, network integration, outside plant and construction services, and consulting to a variety of customers.

For additional information regarding the Company’s reporting segments, see Note 15.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and financial reporting policies of the Company are in conformity with U.S. generally accepted accounting principles. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Management has discussed the development and selection of the Company’s critical accounting estimates with the Audit Committee of the Company’s Board of Directors and the Audit Committee has reviewed the Company’s related disclosures. A detailed description of the Company’s significant accounting policies is set forth in the Notes to Consolidated Financial Statements in the Company’s Form 10-K for fiscal year 2006, and is supplemented by the information below.

Reclassifications

Certain prior year amounts have been reclassified to conform to current year consolidated financial statement presentation.

Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation Number (“FIN”) 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 establishes a recognition threshold and measurement for income tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 also prescribes a two-step evaluation process for tax positions. The first step is recognition and the second is measurement. For recognition, an enterprise judgmentally determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of related appeals or litigation processes, based on the technical merits of the position. If the tax position meets the more-likely-than-not recognition threshold, it is measured and recognized in the financial statements as the largest amount of tax benefit that is greater than 50% likely of being realized. If a tax position does not meet the more-likely-than-not recognition threshold, no benefit is recognized in the financial statements.

Tax positions that meet the more-likely-than-not recognition threshold at the effective date of FIN 48 may be recognized or, continue to be recognized, upon adoption of FIN 48. The cumulative effect of applying the provisions of FIN 48 is required to be reported as an adjustment to the opening balance of retained earnings for the fiscal year in which FIN 48 is adopted. FIN 48 will apply to fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact FIN 48 will have on its consolidated financial statements when it becomes effective for the Company in its fiscal year 2008 and is unable, at this time, to quantify the impact, if any, to the Company’s retained earnings at the time of adoption.

4. RESTRUCTURING COSTS

The Company has previously taken actions to align its workforce, facilities and operating costs with current business opportunities. For the thirteen-week period ended September 29, 2006, the Company recorded $400 of restructuring charges, representing lease commitment costs associated with further downsizing of facility space at the Company’s Wallingford, Connecticut facility, employee termination benefits associated with the workforce reduction of 5 employees, and relocation benefits.

Amounts accrued as of September 29, 2006 for employee severance and termination benefits will be paid out over bi-weekly periods throughout the second quarter of fiscal year 2007. Amounts related to contractual obligations relate to excess leased facilities, which will be paid over their remaining term, unless terminated earlier.

The following table provides detail on the activity and remaining restructuring accrual balance by category as of September 29, 2006:

	Restructuring Accrual at June 30, 2006	Restructuring Charges in Fiscal Year 2007	Net Cash Paid	Restructuring Accrual at September 29, 2006
Employee severance and termination benefits	$1,626	$98	$(1,443)	$281
Contractual obligations and other	925	302	(206)	1,021

Total	$2,551	$400	$(1,649)	$1,302

5. INVENTORIES

Inventories as of September 29, 2006 and June 30, 2006 consisted of the following:

	September 29, 2006	June 30, 2006
Finished goods	$7,638	$7,026
Work-in-process	1,381	1,808
Raw materials	16,693	16,603

Total inventories	$25,712	$25,437

6. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill was $130,963 and $131,209 as of September 29, 2006 and June 30, 2006, respectively. As of September 29, 2006 and June 30, 2006, goodwill was allocated by segment as follows:

	September 29, 2006	June 30, 2006
Broadband Systems Solutions:
United States	$116,697	$116,697
Europe	7,289	7,194
Asia	—	341

	123,986	124,232
Network Services:
United States	6,977	6,977

Total	$130,963	$131,209

During the thirteen-week period ended September 29, 2006, goodwill decreased $246, which consisted of a decrease of $342 related to the divestiture of certain operations in Bangalore, India, and an increase of $96 related to fluctuations in foreign currency exchange rates used to translate the goodwill related to foreign subsidiaries at the balance sheet date.

Other intangible assets as of September 29, 2006 and June 30, 2006 consisted of the following:

	September 29, 2006	June 30, 2006
Cost of intangibles:
Purchased technology	$13,412	$13,412
Customer relationships	5,010	5,010
Covenants not-to-compete	860	860
Patents and trademarks	1,200	1,200

Total cost of intangibles	20,482	20,482

Less accumulated amortization:
Purchased technology	(9,951)	(9,291)
Customer relationships	(4,165)	(3,996)
Covenants not-to-compete	(860)	(860)
Patents and trademarks	(1,200)	(1,200)

Total accumulated amortization	(16,176)	(15,347)

Total other intangible assets, net	$4,306	$5,135

7. LONG-TERM DEBT

During the thirteen-week period ended September 29, 2006, the Company obtained $447 of additional financing through a financing company for the purchase of machinery and equipment. The borrowings have a weighted average interest rate of 9.35%. Monthly payments of principal and interest of $9 are required through 2012. The borrowings under the financing agreement are collateralized by the equipment. The principal balance at September 29, 2006 was $441.

8. LETTER OF CREDIT AGREEMENT

Effective November 1, 2006, the Company amended its credit agreement of November 5, 2004 (the “Agreement”) with a bank for a $10,000 revolving letter of credit facility. Under the amended Agreement, the $10,000 may be used solely for the issuance of letters of credit which must be fully cash collateralized at the time of issuance. The Company is required to maintain with the bank cash collateral of 102% of the amount that can be drawn on the issued letters of credit. This collateral can be drawn on upon the occurrence of any event of default under the Agreement. The Agreement contains standard event of default provisions, but no financial covenants. The Agreement is committed through November 3, 2007. The applicable margin under the Agreement is 0.65%, payable quarterly in arrears. In the event that a letter of credit is drawn upon, the interest rate for any unreimbursed drawing is the bank’s floating prime rate.

As of September 29, 2006, the aggregate amount of letters of credit issued under the Agreement was $4,049. A cash compensating balance of $4,160 (includes interest earned on account) was funded as of September 29, 2006 to secure the letters of credit (see note 13).

9. ACCRUED LIABILITIES

Accrued liabilities as of September 29, 2006 and June 30, 2006 consisted of the following:

	September 29, 2006	June 30, 2006
Accrued vacation expense	$3,430	$3,541
Accrued salary expense	3,637	2,170
Accrued incentive compensation expense	1,666	—
Accrued employee benefit expense	546	1,106
Accrued sales tax expense	543	220
Accrued warranty expense	5,373	5,319
Accrued workers’ compensation expense	778	760
Accrued restructuring costs	1,302	2,551
Accrued income taxes payable	985	876
Accrued other	9,636	9,880

	$27,896	$26,423

10. NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding and potential common shares outstanding. Potential common shares result from the assumed exercise of outstanding stock options and warrants having a dilutive effect, calculated under the treasury stock method using the average market price for the period, and from the potential conversion of the Company’s 3.5% senior convertible notes, calculated under the if-converted method. In addition, in computing the dilutive effect of the convertible debt, the net income (loss) is adjusted to add back the after-tax amount of interest and amortized debt issuance costs recognized in the period associated with the convertible debt. Any potential shares that are antidilutive are excluded in the calculation of diluted net income (loss) per share. For the thirteen-week periods ended September 29, 2006 and September 23, 2005, total potential common shares of 6,143,852 and 9,090,250, respectively, were excluded from the diluted net income (loss) per share calculation because they were antidilutive.

11. COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive income, net of tax, if applicable, are as follows:

	September 29, 2006	June 30, 2006
Unrealized gain (loss) on marketable securities	$8	$(14)
Foreign currency translation gain	5,672	5,376

Accumulated other comprehensive income	$5,680	$5,362

The components of comprehensive income (loss) for the thirteen-week periods ended September 29, 2006 and September 23, 2005 are as follows:

	Thirteen Weeks Ended
	September 29, 2006	September 23, 2005
Net income (loss)	$1,583	$(14,828)
Other comprehensive income:
Unrealized gain on marketable securities	22	23
Foreign currency translation gain	296	101

Other comprehensive income	318	124

Comprehensive income (loss)	$1,901	$(14,704)

The Company accounts for certain intercompany loans that are denominated in foreign currencies as being permanent in nature, as settlement is not planned or anticipated in the foreseeable future. As such, foreign currency translation gains and losses related to these loans are excluded from net income (loss) and reported as a component of other comprehensive income (loss).

12. INCOME TAXES

The Company determines income taxes for each of the jurisdictions in which it operates. This involves estimating the Company’s actual current income tax payable and assessing temporary differences resulting from differing treatment of items, such as reserves and accruals, for tax and accounting purposes. Deferred taxes arise due to temporary differences in the basis of assets and liabilities and from net operating loss and tax credit carryforwards. In general, deferred tax assets represent future tax benefits to be received when certain expenses previously recognized in the Company’s statement of operations become deductible expenses under applicable income tax laws or net operating loss or tax credit carryforwards are utilized. Accordingly, realization of deferred tax assets is dependent on future taxable income against which these deductions, net operating losses and tax credits can be utilized. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Historical operating losses, scheduled reversals of deferred tax liabilities, projected future taxable income and tax planning strategies are considered in making this assessment.

The Company has recognized deferred tax liabilities of $200 related to unremitted earnings of foreign subsidiaries that may be repatriated in the foreseeable future. Income taxes are not provided on the unremitted earnings of the Company’s foreign subsidiaries where such earnings have been indefinitely reinvested in its foreign operations. In future periods, deferred tax liabilities for domestic income tax and foreign withholding tax will be recognized for undistributed earnings and basis differences of foreign subsidiaries when the Company no longer intends to permanently reinvest such unremitted earnings.

As a result of cumulative losses the Company incurred in prior years, management previously recorded a valuation allowance against net deferred tax assets. The Company expects to maintain the valuation allowance on deferred tax assets until it can sustain a level of profitability in the applicable tax jurisdictions that demonstrates its ability to utilize these assets. As of September 29, 2006, a valuation allowance on substantially all of the deferred tax assets remains, except in certain foreign jurisdictions where the Company has been consistently profitable. Income tax expense for the thirteen-week period ended September 29, 2006 arose primarily from the recognition of valuation allowance and also included deferred taxes and current taxes paid or payable in those foreign jurisdictions where the Company is profitable.

13. COMMITMENTS AND CONTINGENCIES

Letters of Credit and Bank Guarantees:

The Company has outstanding letters of credit and bank guarantees which are collateralized by restricted cash. As of September 29, 2006, the commitments and restricted cash associated with outstanding letters of credit and bank guarantees are as follows:

	As of September 29, 2006
	Outstanding Commitments	Restricted Cash
Letters of credit issued under credit agreement (see note 8)	$4,049	$4,160
Other letters of credit and bank guarantees	629	629

Total	$4,678	$4,789

Restricted cash reflected in condensed consolidated balance sheet as:
Restricted cash (current, as terms of commitment less than 12-months)		$4,073
Other long-term assets		716

Total		$4,789

Surety Bonds:

As of September 29, 2006, the Company had $1,785 of outstanding surety bonds.

14. GUARANTEES

As of September 29, 2006, the Company did not have any outstanding guarantees, except for product warranties. The Company warrants its products against defects in materials and workmanship, generally for one-to-five years depending upon product lines and geographic regions. A provision for estimated future costs related to warranty activities is recorded when the product is shipped, based upon historical experience of product failure rates and historical costs incurred in correcting product failures. In addition, from time to time, the recorded amount is adjusted for specifically identified warranty exposures where unforeseen technical problems arise.

Changes in the Company’s warranty liability during the thirteen-week period ended September 29, 2006, are as follows:

Balance as of June 30, 2006	$5,319
Warranties issued during the period	567
Settlements made during the period	(314)
Changes in the liability for pre-existing warranties during the period	(199)

Balance as of September 29, 2006	$5,373

In the normal course of business, the Company is party to certain off-balance sheet arrangements, including indemnification obligations and financial instruments with off-balance sheet risk, such as bank letters of credit and performance or surety bonds (see Notes 8 and 13). Liabilities related to these arrangements are not reflected in the consolidated balance sheets, and the Company does not expect any material impact on its cash flows, results of operations or financial condition to result from these off-balance sheet arrangements.

The Company’s Network Services segment uses surety bonds to secure performance obligations as a contractor in various state and local jurisdictions. To the extent that surety bonds become unavailable, the Company would need to replace the surety bonds or seek to secure the bonds or the Company’s obligation to reimburse the surety with letters of credit, cash deposits, or other suitable forms of collateral.

The Company’s Broadband Systems Solutions segment licenses software to its customers under written agreements. Each agreement contains the relevant terms of the contractual arrangement with the customer, and generally includes provisions for indemnifying the customer against losses, expenses, and liabilities from damages that may be awarded against the customer in the event the software is found to infringe upon certain intellectual property rights of a third party. Each agreement generally limits the scope of and remedies for such indemnification obligations in a variety of industry-standard respects. The Company has not identified any losses that are probable under these provisions and, accordingly, no liability related to these indemnification provisions has been recorded.

15. SEGMENT INFORMATION

The “management approach” required under SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” has been used to present the following segment information. This approach is based upon the way the management of the Company organizes segments within an enterprise for making operating decisions and assessing performance.

Prior to the first quarter of fiscal year 2007, the Company reported its results of operations based upon three operating segments: C-COR Access and Transport, C-COR Solutions, and C-COR Network Services. In an effort improve operational efficiencies across the organization and reduce costs, the Company has reorganized aspects of its business and collapsed the C-COR Access and Transport and C-COR Solutions segment into the Broadband Systems Solutions segment. As a result, beginning with the first quarter of fiscal year 2007, the Company began reporting its results of operations based upon two operating segments: Broadband Systems Solutions and Network Services. Prior year segment data has been restated to reflect this change.

The following costs and asset categories are not allocated to segments and are reflected in the table as “unallocated items”:

•	Income tax expense (benefit); and

•	Identifiable assets of cash and cash equivalents, marketable securities and other short-term investments, and certain other long-term corporate assets

Information about the Company’s industry segments for the thirteen-week periods ended September 29, 2006 and September 23, 2005 is as follows:

	Broadband Systems Solutions	Network Services	Unallocated	Total
Thirteen-week period ended September 29, 2006:
Net sales
Products	$46,037	$—	$—	$46,037
Content and operation management systems	12,744	—	—	12,744
Services	—	10,805	—	10,805
Total net sales	58,781	10,805	—	69,586
Depreciation and amortization	2,204	109	—	2,313
Income (loss) from operations	2,302	(372)	—	1,930
Income tax expense	—	—	783	783
Identifiable assets at September 29, 2006	221,975	17,196	83,683	322,854
Capital expenditures	1,559	163	—	1,722
Thirteen-week period ended September 23, 2005:
Net sales
Products	$40,783	$—	$—	$40,783
Content and operation management systems	10,655	—	—	10,655
Services	—	12,056	—	12,056
Total net sales	51,438	12,056	—	63,494
Depreciation and amortization	3,066	108	—	3,174
Income (loss) from operations	(14,437)	270	—	(14,167)
Income tax expense	—	—	580	580
Identifiable assets at September 23, 2005	224,341	32,564	56,545	313,450
Capital expenditures	1,997	263	—	2,260

The Company and its subsidiaries operate in various geographic areas. The table below presents the Company’s sales by geographic area:

	Thirteen Weeks Ended
	September 29, 2006	September 23, 2005
Sales:
United States	$56,928	$41,827
Europe	8,004	14,262
Asia	2,043	4,961
Canada	539	824
Latin America	2,072	1,620

Total	$69,586	$63,494

16. SALE OF PRODUCT LINE

On August 31, 2006, the Company sold its Service Activation Manager (SAM) and Service Provisioning Manager (SPM) product lines, and sold certain of its operations in India to Sigma Systems Canada, Inc. and its wholly owned subsidiary in India. The SAM and SPM products and operations were included as part of the Company’s Broadband Systems Solutions segment.

The terms of sale included a $377 cash payment, the assumption of certain liabilities and a credit for future consulting services. The assets sold included a partial interest in the Company’s ownership of certain software technology, rights under certain contracts, accounts receivable, fixed assets, and certain other assets and liabilities. The Company recorded a loss of $245, which included a write-off of goodwill of $342 (see Note 6), related to the sale of this product line and transfer of operations during the thirteen-week period ended September 29, 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion addresses the financial condition of C-COR Incorporated as of September 29, 2006, and the results of our operations for the thirteen-week period ended September 29, 2006, compared to the same period of the prior fiscal year. This discussion should be read in conjunction with the Management’s Discussion and Analysis section for the fiscal year ended June 30, 2006, included in the Company’s Annual Report on Form 10-K.

Disclosure Regarding Forward-Looking Statements

Some of the information presented in this report contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, among others, our ability to develop and expand our product offerings, our continued investment in research and product development, fluctuations in network upgrade activity and the level of future network upgrade activity, both domestically and internationally, fluctuations in the global demand for our products, services and software, future sales revenue of our segments, both domestically and internationally, demand for our product line offerings in international markets, the effect of revenue levels in general, sales mix, competitive pricing, the timing of new product introductions and the timing of deployments of our content management and operational support software systems on our future overall gross margin, our expectation to maintain valuation allowances related to net tax benefits arising from temporary differences and operating loss carryforwards, our intention to continue our initiatives to achieve cost-effective operations, the adequacy of our cash and cash equivalent balances and our marketable securities to cover our operating cash requirements over the next 15 to 18 months, statements relating to our business strategy and the effect of accounting pronouncements required to be adopted by the Company. Forward-looking statements represent our judgment regarding future events. Although we believe we have a reasonable basis for these forward-looking statements, we cannot guarantee their accuracy and actual results may differ materially from those anticipated due to a number of known and unknown uncertainties. Factors that could cause actual results to differ from expectations include, among others, capital spending patterns of the communications industry, our ability to develop new and enhanced products, the timing for scheduled completion of certain projects and customer acceptance requirements, continued industry consolidation, the development of competing technologies, the effect of increased competition from satellite providers and telephone companies on the capital spending budgets of our cable customers, changes in the credit profiles of major customers that would lead us to restrict new orders of products and services or record an increase in the allowance for doubtful accounts, timing of recognizing software revenues, changes in our sales mix, the effect of competitive pricing, an impairment of goodwill recorded on our balance sheet, the success of our initiatives to achieve cost-effective operations, our ability to convert our backlog into sales, and our ability to achieve our strategic objectives. For additional information concerning these and other important factors that may cause our actual results to differ materially from expectations and underlying assumptions, please refer to the reports filed by us with the Securities and Exchange Commission.

Business Overview

We are a global provider of communications equipment, software solutions and technical services for two-way hybrid fiber coax broadband networks delivering video, voice and data.

Prior to the first quarter of fiscal year 2007, we reported our results of operations based upon three operating segments: C-COR Access and Transport, C-COR Solutions, and C-COR Network Services. In an effort improve operational efficiencies across the organization and reduce costs, we have reorganized aspects of our business and collapsed the C-COR Access and Transport and C-COR Solutions segment into the Broadband Systems Solutions segment. As a result, beginning with the first quarter of fiscal year 2007, we began reporting our results of operations based upon two operating segments: Broadband Systems Solutions and Network Services. Prior year segment data has been restated to reflect this change.

The Broadband Systems Solutions segment is responsible for the development, management, production, deployment, support and sale of unified solutions for delivering voice, video and data services over complex networks for residential and business subscribers, including:

•	Network infrastructure products, including the Company’s amplitude modulation headend/hub optical platform and line of optical nodes, and a full offering of radio frequency amplifiers, and

•	Content and operations management systems, including software and hardware, for delivery of video on demand and digital advertising as well as application-oriented, operational support software for managing bandwidth and resource utilization, network and service assurance, and mobile workforce automation.

The Network Services segment provides technical services for engineering, design, and deployment of advanced applications over broadband networks, including installation services, network design and engineering, network integration, outside plant and construction services, and consulting to a variety of customers.

Net sales for the thirteen-week period ended September 29, 2006 were $69.6 million, an increase of 10% over the $63.5 million recorded in the same period of the prior year, reflecting higher revenues from the sale of products and content and operations management systems. These increases were partially offset by a reduction in technical services revenues during the quarter. Our largest customers during the quarter were Time Warner Cable, Cox Communications, and Comcast Corporation accounting for 38%, 17% and 11%, respectively, of net sales. International customers accounted for 18% of net sales. Gross margins were 37.2% during the thirteen-week period ended September 29, 2006, compared to gross margins of 24.4% for the same period of the prior year. Gross margins increased during the quarter for both products and content and operations management systems, and were partially offset by a decline in technical services gross margins during the period. Product gross margins for the same period of the prior year were adversely affected by a $6.1 million charge related to inventory associated with certain transport product lines due to the Company’s decision to cease selling certain product lines. Operating expense levels, for both selling and administrative expense and research and product development expense, declined during the thirteen-week period ended September 29, 2006 compared to the same period of the prior year as a result of lower personnel and administrative expense, primarily resulting from restructuring initiatives completed in the prior fiscal year (fiscal year ending June 30, 2006), resulting in an improved cost structure.

Results of Operations

The following table contains information regarding the percentage of net sales of our condensed consolidated statements of operations for the thirteen-week periods ended September 29, 2006 and September 23, 2005.

	Percentages of Net Sales Thirteen Weeks Ended
	September 29, 2006	September 23, 2005
Net sales:
Products	66.2%	64.2%
Content and operations management systems	18.3	16.8
Services	15.5	19.0

Total net sales	100.0	100.0

Cost of sales:
Products	42.0	42.0
Content and operations management systems	6.6	7.1
Services	14.2	16.9
Excess and obsolete inventory charge	0.0	9.6

Total cost of sales	62.8	75.6

Gross margin	37.2	24.4

Operating expenses:
Selling and administrative	21.9	27.0
Research and product development	10.3	16.7
Amortization of other intangibles	1.2	2.4
Loss on sale of product line	0.4	0.0
Restructuring charge	0.6	0.6

Total operating expenses	34.4	46.7

Income (loss) from operations	2.8	(22.3)

Other income (expense), net:
Interest expense	(0.5)	(0.5)
Investment income	1.0	0.5
Foreign exchange gain (loss)	0.0	(0.2)
Other income, net	0.1	0.1

Income (loss) before income taxes	3.4	(22.4)
Income tax expense	1.1	0.9

Net income (loss)	2.3%	(23.3)%

The tables below set forth our net sales for the thirteen-week periods ended September 29, 2006 and September 23, 2005, for each of our reportable segments.

	Thirteen Weeks Ended
	(in millions of dollars)
	September 29, 2006		Change from Prior Period %	September 23, 2005
Operating Segment	Net Sales	%		Net Sales	%
Broadband Systems Solutions:
Products	$46.1	66	13	$40.8	64
Content and operations management systems	12.7	18	20	10.6	17

Total Broadband Systems Solutions	58.8	84	14	51.4	81
Network Services	10.8	16	(11)	12.1	19

	$69.6	100	10	$63.5	100

The table below sets forth our net sales for the thirteen-week periods ended September 29, 2006 and September 23, 2005 by geographic region.

	Thirteen Weeks Ended
	(in millions of dollars)
	September 29, 2006		Change from Prior Period %	September 23, 2005
Geographic Region	Net Sales	%		Net Sales	%
United States	$56.9	82	36	$41.8	66
Europe	8.0	11	(44)	14.3	22
Asia	2.1	3	(58)	5.0	8
Canada	.5	1	(38)	.8	1
Latin America	2.1	3	31	1.6	3

Consolidated	$69.6	100	10	$63.5	100

Net Sales. Net sales increased 10% for the thirteen-week period ended September 29, 2006, compared to the same period of the prior year. The higher revenues for the thirteen-week period resulted from increased sales of products and content and operations management systems. These increases were partially offset by a decline in revenue from technical services.

Broadband Systems Solutions segment sales increased 14% for the thirteen-week period ended September 29, 2006, compared to the same period of the prior year. The sales of network infrastructure products increased 13% for the thirteen-week period ended September 29, 2006, as a result of increased upgrade requirements for domestic customers, which were partially offset by a decline in product sales to international customers, primarily in Europe and Asia. Content and operations management systems sales increased 20% for the thirteen-week period ended September 29, 2006, due to increased sales of systems and software applications for advertising insertion and video on demand (VOD) products to domestic and European customers. Content and operations management systems revenues are derived from sales under multiple element arrangements, whereby revenues are recognized using the completed contract method of accounting or, in some cases, are recognized ratably over the delivery period. As a result, systems revenues are affected by the timing of new orders and customer acceptance requirements. Software license and associated professional services revenue for our mobile workforce software product line is recognized using the percentage of completion method of accounting due to our ability to reliably estimate contract costs at the inception of the contracts.

Network Services segment sales decreased 11% for the thirteen-week period ended September 29, 2006, compared to the same period of the prior year. The lower sales were primarily the result of completion of upgrade projects with Mediacom Communications as of the end of fiscal year 2006.

Domestic sales increased 36% for the thirteen-week period ended September 29, 2006, due primarily to increased Broadband Systems Solutions segment sales to Time Warner Cable, Cox Communications, and Comcast Corporation, which were partially offset by lower Network Services segment sales, primarily to Mediacom Communications.

International sales decreased for the thirteen-week period ended September 29, 2006, due primarily to lower Broadband Systems Solutions segment sales of network infrastructure products, which were partially offset by increased sales in Europe for content and operations management systems. We believe that future capital spending in European markets will be primarily driven by increased competition for enhanced broadband services requiring telecommunication providers to upgrade their networks to support these enhanced services. We expect demand for our product line offerings in international markets will continue to be highly variable. The international markets represent distinct markets in which capital spending decisions for network equipment and solutions are affected by a variety of factors, including access to financing and general economic conditions.

Backlog: The table below sets forth our backlog by industry segment as of September 29, 2006 compared to June 30, 2006:

Backlog as of September 29, 2006:

	(in millions of dollars)
Industry Segment	12-month backlog	Greater than 12-month backlog	Total Backlog	% of Total
Broadband Systems Solutions:
Products	$25.0	$—	$25.0	25
Content and operations management systems	40.3	10.6	50.9	51

Total Broadband Systems Solutions	65.3	10.6	75.9	76
Network Services	23.4	—	23.4	24

Total contract backlog	$88.7	$10.6	$99.3	100

% of total	89	11	100

Backlog as of June 30, 2006:
	(in millions of dollars)
Industry Segment	12-month backlog	Greater than 12-month backlog	Total Backlog	% of Total
Broadband Systems Solutions:
Products	$27.7	$—	$27.7	29
Content and operations management systems	36.2	10.4	46.6	48

Total Broadband Systems Solutions	63.9	10.4	74.3	77
Network Services	22.4	—	22.4	23

Total contract backlog	$86.3	$10.4	$96.7	100

% of total	89	11	100

Our total contract backlog is defined as the revenue we expect to generate in future periods from existing customer contracts. Our 12-month backlog is defined as the revenue we expect to generate from customer contracts over the next 12 months. For the Broadband Systems Solutions segment, the majority of orders in backlog for products typically result in revenue over the next six months. Orders for content and operations management systems include software license fees, maintenance fees, systems and services specified in executed contracts, for which the timing of revenue can be affected by both contract performance and the application of accounting principles to the specific terms of the contract, typically resulting in the recognition of revenues over longer periods. As a result, a portion of our content and operations management systems backlog is expected to generate revenues in periods that extend beyond the next 12 months. Our Network Services backlog typically includes a portion that will result in revenue over the latter part of the twelve month period.

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

Gross Margin. The following table sets forth our gross margins by operating segment during the thirteen-week period ended September 29, 2006 compared to the same period of the prior year.

	Thirteen Weeks Ended
Operating Segment	September 29, 2006 Gross Margin %	Change Points	September 23, 2005 Gross Margin %
Broadband Systems Solutions:
Products	36.6	16.9	19.7
Content and operations management systems	63.8	5.9	57.9
Total Broadband Systems Solutions	42.5	14.9	27.6
Network Services	8.3	(2.7)	11.0
Consolidated	37.2	12.8	24.4

Broadband Systems Solutions segment gross margins increased for the thirteen-week period ended September 29, 2006, for both products and content and operations management systems, as a result of higher volume and mix during the period. Product gross margins for the same period of the prior year were adversely affected by a $6.1 million charge related to inventory associated with certain transport product lines, based on management’s assessment of market conditions for those product lines. Network Services segment gross margins declined due to lower sales volume and lower efficiencies associated with certain projects. We anticipate that our future gross margins in both of our business segments will continue to be affected by many factors, including revenue levels in general, sales mix, competitive pricing pressures, the timing of new product introductions and the timing of deployments for certain of our content management and operational support software solutions.

Selling and Administrative. Selling and administrative expenses were $15.3 million for the thirteen-week period ended September 29, 2006, compared to $17.2 million for the same period of the prior year. Selling and administrative expenses decreased 11%, primarily as a result of lower personnel and administrative expenses resulting from restructuring initiatives implemented in order to improve our cost structure.

Research and Product Development. Research and product development expenses were $7.2 million for the thirteen-week period ended September 29, 2006, compared to $10.6 million for the same period of the prior year. Research and product development expenses declined 32% during the thirteen-week period ended September 29, 2006, due primarily to lower personnel costs resulting from reductions in personnel. We believe sustained commitment to product development efforts will be required for us to remain competitive, and anticipate continuing investments in research and product development in future periods related to network infrastructure products and content and operations management systems.

Loss on Sale of Product Line.

On August 31, 2006, we sold our Service Activation Manager (SAM) and Service Provisioning Manager (SPM) product lines, and sold certain of our operations in India to Sigma Systems Canada, Inc. and its wholly owned subsidiary in India. The SAM and SPM products and operations were included as part of our Broadband Systems Solutions segment.

The terms of sale included a $377,000 cash payment, the assumptions of certain liabilities and a credit for future consulting services. The assets sold included a partial interest in the Company’s ownership of certain software technology, rights under certain contracts, accounts receivable, fixed assets, and certain other assets and liabilities. We recorded a loss of $245,000 including a write-off of goodwill of $342,000 related to the sale of this product line and transition of operations during the thirteen-week period ended September 29, 2006.

Operating Income (Loss) By Segment. The tables below set forth our operating income (loss), excluding unallocated items, for the thirteen-week period ended September 29, 2006 and September 23, 2005, for each of our reportable segments.

	Thirteen Weeks Ended
	(in millions of dollars)
	September 29, 2006 Operating Income (Loss)	Change from Prior Period $	September 23, 2005 Operating Income (Loss)
Operating Segment
Broadband Systems Solutions	$2.3	16.7	$(14.4)
Network Services	(0.4)	(0.7)	0.3

Operating income (excluding unallocated items) for the Broadband Systems Solutions segment for the thirteen-week period ended September 29, 2006, compared to an operating loss for the same period of the prior year was due to higher revenues and gross margins, and lower operating expense as a result of an improved operating cost structure. In addition, the operating loss in the prior year included a $6.1 million inventory charge associated with certain transport product lines incurred during the period. The operating loss (excluding unallocated items) for the Network Services segment for the thirteen-week period ended September 29, 2006, compared to operating income for the same period of the prior year was due to lower revenues and gross margin in the first quarter of fiscal year 2007.

Investment Expense and Investment Income. Interest expense was $360,000 for the thirteen-week period ended September 29, 2006, compared to $320,000 for the same period of the prior year. The increase in interest expense resulted primarily from additional financing for the purchase of machinery and equipment during the fourth quarter of fiscal year 2006.

Investment income was $695,000 for the thirteen-week period ended September 29, 2006, compared to $306,000 for the same period of the prior year. The increase in investment income was a result of a higher average investment balance and improved investment returns during the period.

Income Tax Expense. Income tax expense was $783,000 for the thirteen-week period ended September 29, 2006, compared to $580,000 for the same period of the prior year. Income taxes for the thirteen-week period ended September 29, 2006 included the effect of changes in valuation allowances, deferred tax adjustments and current taxes paid or payable in certain foreign jurisdictions where the Company had taxable income.

Liquidity and Capital Resources

	September 29, 2006	June 30, 2006
	(In millions of dollars)
Balance sheet data (at period end)
Cash and cash equivalents	$57.8	$53.3
Marketable securities	8.2	7.6

	Thirteen Weeks Ended
	September 29, 2006	September 23, 2005
	(In millions of dollars)
Statements of cash flows data:
Net cash provided by (used in) operating activities	$5.1	$(7.6)
Net cash provided by (used in) investing activities	(1.4)	2.6
Net cash provided by financing activities	0.7	0.5

Cash and cash equivalents, as well as marketable securities increased as of September 29, 2006, primarily as a result of positive cash flow generated from operations during the quarter. Working capital was $83.5 million at September 29, 2006 compared to $76.4 million at June 30, 2006.

As of September 29, 2006, we had total restricted cash of $4.8 million. Restricted cash relates to commitments under the terms of our letter of credit agreement with a bank, where we are required to maintain cash collateral of 102% of the amount that can be drawn on issued letters of credit, as well as bank guarantees associated with certain vendor obligations. The restricted cash balances are classified in the condensed consolidated balance sheet as either current or long-term, depending upon the expiration term associated with the commitment (see note 13).

Net cash provided by operating activities was $5.1 million for the thirteen-week period ended September 29, 2006, compared with net cash used of $7.6 million for the same period of the prior year. The major elements of cash provided by operations for the thirteen-week period ended September 29, 2006 include net income for the period of $1.6 million, which is adjusted for non-cash items such as depreciation and amortization and stock-based compensation, as well as an increase in accrued other charges during the quarter. These changes were partially offset by increased inventory and accounts receivables and reductions in accounts payable during the period.

Net cash used in investing activities was $1.4 million for the thirteen-week period ended September 29, 2006 compared to cash provided by investing activities of $2.6 million for the same period of the prior year. The cash used in investing activities during the thirteen-week period was comprised primarily of $1.3 million for the purchase of property, plant and equipment and $1.7 million for the purchase of marketable securities, which were offset by proceeds from maturities of marketable securities of $1.2 million and $388,000 cash proceeds from the sale of a product line. The major elements of cash provided by investing activities during the same period of the prior year was $9.7 million of proceeds from the maturities of marketable securities, which was partially offset by $4.8 million for the purchase of marketable securities and $2.3 million for the purchase of property, plant and equipment.

Net cash provided by financing activities was $723,000 for the thirteen-week period ended September 29, 2006, compared with $496,000 for the same period of the prior year. Cash provided by financing activities during the thirteen-week periods resulted primarily from proceeds from the exercise of stock options.

On November 1, 2006, we amended our credit agreement of November 5, 2004 (the “Agreement”) with a bank for a $10 million revolving letter of credit facility. Under the amended Agreement, the $10 million may be used solely for the issuance of letters of credit which must be fully cash collateralized at the time of issuance. We are required to maintain with the bank cash collateral of 102% of the amount that can be drawn on the issued letters of credit. This collateral can be drawn on upon the occurrence of any event of default under the Agreement. The Agreement contains standard event of default provisions, but no financial covenants. The Agreement is committed through November 3, 2007. The applicable margin under the Agreement is 0.65%, payable quarterly in arrears. In the event that a letter of credit is drawn upon, the interest rate for any unreimbursed drawing is the bank’s floating prime rate.

Working Capital Outlook

Our main source of liquidity is our unrestricted cash on hand and marketable securities.

Our $35.0 million aggregate principal amount of notes, issued in December 2004, requires semi-annual interest payments at an annual rate of 3.5% on June 30 and December 30. The notes mature on December 30, 2009. As of September 29, 2006, we had a restructuring accrual of $1.3 million, of which $281,000 relates to employee termination benefits which will be paid out by December 2006. The remainder of the restructuring balance relates to excess leased facilities, which will be paid over their respective lease terms through 2014, unless terminated earlier. In addition, future amounts are owed to third parties related to a portion of the proceeds we received from a litigation judgment in amounts that were undetermined as of September 29, 2006.

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

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation Number (“FIN”) 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 establishes a recognition threshold and measurement for income tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 also prescribes a two-step evaluation process for tax positions. The first step is recognition and the second is measurement. For recognition, an enterprise judgmentally determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of related appeals or litigation processes, based on the technical merits of the position. If the tax position meets the more-likely-than-not recognition threshold it is measured and recognized in the financial statements as the largest amount of tax benefit that is greater than 50% likely of being realized. If a tax position does not meet the more-likely-than-not recognition threshold, no benefit is recognized in the financial statements.

Tax positions that meet the more-likely-than-not recognition threshold at the effective date of FIN 48 may be recognized, or continue to be recognized, upon adoption of FIN 48. The cumulative effect of applying the provisions of FIN 48 shall be reported as an adjustment to the opening balance of retained earnings for the fiscal year in which FIN 48 is adopted. FIN 48 will apply to fiscal years beginning after December 15, 2006. We are currently evaluating the impact FIN 48 will have on our consolidated financial statements when it becomes effective for us in fiscal year 2008 and are unable, at this time, to quantify the impact, if any, to retained earnings at the time of adoption

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the Company’s exposure to market risk since June 30, 2006.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

Our chief executive officer and our chief financial officer have evaluated the effectiveness of our disclosure controls and procedures related to our reporting and disclosure obligations as of September 29, 2006, which is the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective.

(b) Changes in Internal Control over Financial Reporting

There were no changes that occurred during the fiscal quarter ended September 29, 2006 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in Part I, Item 1A of the Company’s Form 10-K for fiscal year 2006.

Item 6. Exhibits

The following exhibits are included herein:

(10	)(1)	Second Amendment to Revolving Line of Credit Agreement with Citizens Bank, effective as of November 1, 2006 (incorporated by reference to Form 8-K filed on November 6, 2006)

(15)		Letter re: Unaudited Interim Financial Information.

(31	)(1)	Rule 13a-14(a) and 15d-14(a) Certification of Chief Executive Officer

(31	)(2)	Rule 13a-14(a) and 15d-14(a) Certification of Chief Financial Officer

(32	)(1)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

(32	)(2)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

C-COR Incorporated (Registrant)

Date: November 8, 2006	/s/ DAVID A. WOODLE
Chief Executive Officer

Date: November 8, 2006	/s/ WILLIAM T. HANELLY
Chief Financial Officer (Principal Financial Officer)

Date: November 8, 2006	/s/ JOSEPH E. ZAVACKY
Controller & Assistant Secretary (Principal Accounting Officer)