Form 10-Q
period 2006-12-29
C-COR INC
filed 2007-02-07
CIK 350621

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the thirteen week period ended: December 29, 2006

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

Common Stock, $.05 Par Value – 48,809,684 shares outstanding as of January 26, 2007.

C-COR Incorporated

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

C-COR Incorporated:

We have reviewed the condensed consolidated balance sheet of C-COR Incorporated and subsidiaries as of December 29, 2006, the related condensed consolidated statements of operations for the thirteen week and twenty-six week periods ended December 29, 2006 and December 23, 2005, and the related condensed consolidated statements of cash flows for the twenty-six week periods ended December 29, 2006 and December 23, 2005. These condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of C-COR Incorporated and subsidiaries as of June 30, 2006, and the related consolidated statements of operations, cash flows, and shareholders' equity for the year then ended (not presented herein); and in our report dated September 12, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of June 30, 2006, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

Harrisburg, Pennsylvania
February 6, 2007

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

C-COR Incorporated

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	December 29, 2006	June 30, 2006
ASSETS
Current assets
Cash and cash equivalents	$64,331	$53,279
Restricted cash	4,063	1,409
Marketable securities	10,244	7,649
Accounts receivable, net	54,892	49,188
Unbilled receivables	2,944	3,308
Inventories	33,696	25,437
Deferred costs	6,814	4,555
Assets held for sale	—	303
Other current assets	3,651	4,239

Total current assets	180,635	149,367
Property, plant, and equipment, net	19,943	20,074
Goodwill	131,148	131,209
Other intangible assets, net	3,477	5,135
Deferred taxes	424	497
Other long-term assets	5,077	6,847

Total assets	$340,704	$313,129

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$30,106	$25,796
Accrued liabilities	29,875	26,423
Deferred revenue	26,603	19,674
Deferred taxes	999	374
Liabilities held for sale	—	415
Current portion of long-term debt	382	299

Total current liabilities	87,965	72,981
Long-term debt, less current portion	36,160	35,966
Deferred revenue	1,778	2,705
Deferred taxes	2,803	2,986
Other long-term liabilities	4,645	3,624

Total liabilities	133,351	118,262

Commitments and contingencies
Shareholders’ equity
Preferred stock, no par value; authorized shares of 2,000,000; none issued	—	—
Common stock, $.05 par value; authorized shares of 100,000,000; issued shares of 52,030,930 as of December 29, 2006 and 51,653,206 as of June 30, 2006	2,602	2,583
Additional paid-in capital	387,615	383,362
Accumulated other comprehensive income	6,130	5,362
Accumulated deficit	(154,601)	(162,047)
Treasury stock at cost, 3,645,046 shares as of December 29, 2006 and June 30, 2006	(34,393)	(34,393)

Shareholders’ equity	207,353	194,867

Total liabilities and shareholders’ equity	$340,704	$313,129

See notes to condensed consolidated financial statements.

C-COR Incorporated

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended
	December 29, 2006	December 23, 2005
Net sales:
Products	$51,916	$36,404
Content and operations management systems	15,871	17,617
Services	12,347	12,647

Total net sales	80,134	66,668

Cost of sales:
Products	31,085	23,719
Content and operations management systems	5,908	9,444
Services	11,480	10,859
Excess and obsolete inventory charge	—	1,622

Total cost of sales	48,473	45,644

Gross margin	31,661	21,024

Operating expenses:
Selling and administrative	15,896	18,160
Research and product development	8,308	9,972
Amortization of other intangibles	829	1,278
Impairment of long-lived assets	—	5,330
Restructuring charge	461	1,367

Total operating expenses	25,494	36,107

Income (loss) from operations	6,167	(15,083)
Other income (expense), net:
Interest expense	(365)	(329)
Investment income	800	317
Foreign exchange gain (loss)	114	(113)
Other income, net	14	235

Income (loss) before income taxes	6,730	(14,973)
Income tax expense	867	738

Net income (loss)	$5,863	$(15,711)

Net income (loss) per share:
Basic	$0.12	$(0.33)
Diluted	$0.12	$(0.33)

Weighted average common shares and common share equivalents:
Basic	48,248	47,867
Diluted	52,031	47,867

See notes to the condensed consolidated financial statements.

C-COR Incorporated

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Twenty-Six Weeks Ended
	December 29, 2006	December 23, 2005
Net sales:
Products	$97,953	$77,187
Content and operations management systems	28,615	28,272
Services	23,152	24,703

Total net sales	149,720	130,162

Cost of sales:
Products	60,286	50,368
Content and operations management systems	10,526	13,929
Services	21,392	21,590
Excess and obsolete inventory charge	—	7,736

Total cost of sales	92,204	93,623

Gross margin	57,516	36,539

Operating expenses:
Selling and administrative	31,147	35,343
Research and product development	15,508	20,572
Amortization of other intangibles	1,658	2,794
Impairment of long-lived assets	—	5,330
Loss on sale of product line	245	—
Restructuring charge	861	1,750

Total operating expenses	49,419	65,789

Income (loss) from operations	8,097	(29,250)
Other income (expense), net:
Interest expense	(725)	(649)
Investment income	1,495	623
Foreign exchange gain (loss)	144	(247)
Other income, net	85	302

Income (loss) before income taxes	9,096	(29,221)
Income tax expense	1,650	1,318

Net income (loss)	$7,446	$(30,539)

Net income (loss) per share:
Basic	$0.15	$(0.64)
Diluted	$0.15	$(0.64)

Weighted average common shares and common share equivalents:
Basic	48,153	47,836
Diluted	48,865	47,836

See notes to the condensed consolidated financial statements.

C-COR Incorporated

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Twenty-Six Weeks Ended
	December 29, 2006	December 23, 2005
Operating Activities:
Net income (loss)	$7,446	$(30,539)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,646	6,170
Stock-based compensation	2,046	2,357
Impairment charges	—	5,330
Loss on sale of property, plan and equipment	112	—
Loss on sale of product line	245	—
Other, net	38	402
Changes in operating assets and liabilities, net of effect of acquisition and divestitures:
Receivables	(4,864)	7,906
Inventories	(8,159)	13,620
Accounts payable	4,149	(13,971)
Accrued liabilities and deferred revenue	10,035	(253)
Deferred income tax	410	1,195
Other	(2,697)	(62)

Net cash provided by (used in) operating activities	13,407	(7,845)

Investing Activities:
Purchase of property, plant, and equipment	(2,554)	(3,796)
Proceeds from the sale of property, plant and equipment	30	69
Proceeds from maturities of marketable securities and other short-term investments	1,497	15,674
Purchase of marketable securities and other short-term investments	(4,058)	(11,974)
Proceeds from the sale of product line	388	—
Acquisitions, net of cash acquired	—	(26)

Net cash used in investing activities	(4,697)	(53)

Financing Activities:
Payment of debt and capital lease obligations	(183)	(81)
Proceeds from issuance of common stock to employee stock purchase plan	35	86
Proceeds from exercise of stock options and stock warrants	2,191	477
Purchase of treasury stock	—	8

Net cash provided by financing activities	2,043	490

Effect of exchange rate changes on cash	299	(157)

Increase (decrease) in cash and cash equivalents	11,052	(7,565)
Cash and cash equivalents at beginning of period	53,279	43,320

Cash and cash equivalents at end of period	$64,331	$35,755

Supplemental cash flow information:
Non-cash investing and financing activities
Fair value adjustment of available-for-sale securities	$29	$17
Capital lease obligation	—	258
Purchase of assets under equipment financing agreements	471	—

See notes to condensed consolidated financial statements

C-COR Incorporated

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and, in the opinion of management of C-COR Incorporated (the Company), contain all adjustments (consisting only of normal, recurring adjustments except as noted) necessary to fairly present the Company’s consolidated financial position as of December 29, 2006 and the consolidated results of operations for the thirteen week and twenty-six week periods ended December 29, 2006 and December 23, 2005. Operating results for the thirteen week and twenty-six week periods ended December 29, 2006 are not necessarily indicative of the results that may be expected for the year ending June 29, 2007 due to the cyclical nature of the industry in which the Company operates, timing of recognizing revenues from the sale of certain content and operations management systems, fluctuations in currencies related to intercompany foreign currency transactions where settlement is anticipated, and changes in overall conditions that could affect the carrying value of the Company’s assets and liabilities. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the fiscal year ended June 30, 2006 (fiscal year 2006).

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

Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 establishes a recognition threshold and measurement for income tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 also prescribes a two-step evaluation process for tax positions. The first step is recognition and the second is measurement. For recognition, an enterprise judgmentally determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of related appeals or litigation processes, based on the technical merits of the position. If the tax position meets the more-likely-than-not recognition threshold, it is measured and recognized in the financial statements as the largest amount of tax benefit that is greater than 50% likely of being realized. If a tax position does not meet the more-likely-than-not recognition threshold, no benefit is recognized in the financial statements.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Earlier application is encouraged provided that the reporting entity has not yet issued financial statements for that fiscal year including financial statements for an interim period within that fiscal year. The Company is currently assessing SFAS No. 157 and has not yet determined the impact that the adoption of SFAS No. 157 will have on its results of operations and financial position when it becomes effective for the Company in fiscal year 2008.

In September 2006, the Securities and Exchange Commission (SEC) released SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” (“SAB 108”), which addresses how uncorrected errors in previous years should be considered when quantifying errors in current-year financial statements. SAB 108 requires registrants to consider the effect of all carry over and reversing effects of prior-year misstatements when quantifying errors in current-year financial statements. SAB 108 does not change the SEC staff’s previous guidance on evaluating the materiality of errors. SAB 108 allows registrants to record the effects of adopting SAB 108 guidance as a cumulative-effect adjustment to retained earnings. This adjustment must be reported in the annual financial statements of the first fiscal year ending after November 15, 2006. The Company is currently evaluating the impact SAB 108 will have on its consolidated financial statements when it becomes effective for the Company as of June 29, 2007 and is unable, at this time, to quantify the impact, if any, to the Company’s result of operations, financial position and retained earnings at the time of adoption.

4. RESTRUCTURING COSTS

During the thirteen week and twenty-six week periods ended December 29, 2006 and December 23, 2005, the Company incurred restructuring costs to align its workforce, facilities and operating costs with current business opportunities. For the thirteen week and twenty-six week periods ended December 29, 2006 and December 23, 2005, restructuring costs by category were as follows:

	Thirteen Weeks Ended
	December 29, 2006	December 23, 2005
Employee severance and relocation benefits	$69	$927
Contractual obligations	392	440

Total restructuring costs	$461	$1,367

	Twenty-Six Weeks Ended
	December 29, 2006	December 23, 2005
Employee severance and relocation benefits	$167	$1,251
Contractual obligations	694	499

Total restructuring costs	$861	$1,750

For the thirteen week period ended December 29, 2006, the Company recorded $461 of restructuring charges, representing contractual obligations, including leased facility and equipment costs, employee termination benefits associated with workforce reductions of two employees, and relocation benefits.

The following table provides detail on the activity and remaining restructuring accrual balance by category as of December 29, 2006:

	Restructuring Accrual at June 30, 2006	Restructuring Charges in Fiscal Year 2007	Net Cash Paid	Restructuring Accrual at December 29, 2006
Employee severance and relocation benefits	$1,626	$167	$(1,784)	$9
Contractual obligations	925	694	(463)	1,156

Total	$2,551	$861	$(2,247)	$1,165

Amounts accrued as of December 29, 2006 for employee severance and termination benefits will be paid out over bi-weekly periods during the third quarter of fiscal year 2007. Amounts related to contractual obligations relate to excess leased facilities and equipment, which will be paid over their remaining lease terms through 2014, unless terminated earlier.

5. INVENTORIES

Inventories as of December 29, 2006 and June 30, 2006 consisted of the following:

	December 29, 2006	June 30, 2006
Finished goods	$8,243	$7,026
Work-in-process	2,186	1,808
Raw materials	23,267	16,603

Total inventories	$33,696	$25,437

6. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill was $131,148 and $131,209 as of December 29, 2006 and June 30, 2006, respectively. As of December 29, 2006 and June 30, 2006, goodwill was allocated by segment as follows:

	December 29, 2006	June 30, 2006
Business segment:
Broadband Systems Solutions	$124,171	$124,232
Network Services	6,977	6,977

Total	$131,148	$131,209

During the twenty-six week period ended December 29, 2006, goodwill decreased $61, which consisted of a decrease of $342 related to the divestiture of certain operations in Bangalore, India, a decrease of $61 related primarily to settlement of certain income tax contingencies and a valuation allowance reversal associated with the acquisition of nCUBE Corporation, and an increase of $342 related to fluctuations in foreign currency exchange rates used to translate the goodwill related to foreign subsidiaries at the balance sheet date.

Other intangible assets as of December 29, 2006 and June 30, 2006 consisted of the following:

	December 29, 2006	June 30, 2006
Cost of intangibles:
Purchased technology	$13,412	$13,412
Customer relationships	5,010	5,010
Covenants not-to-compete	860	860
Patents and trademarks	1,200	1,200

Total cost of intangibles	20,482	20,482

Less accumulated amortization:
Purchased technology	(10,611)	(9,291)
Customer relationships	(4,334)	(3,996)
Covenants not-to-compete	(860)	(860)
Patents and trademarks	(1,200)	(1,200)

Total accumulated amortization	(17,005)	(15,347)

Total other intangible assets, net	$3,477	$5,135

7. LONG-TERM DEBT

During the twenty-six week period ended December 29, 2006, the Company obtained $447 of additional financing through a financing company for the purchase of machinery and equipment. The borrowings have a weighted average interest rate of 9.35%. Monthly payments of principal and interest of $9 are required through 2012. The borrowings under the financing agreement are collateralized by the equipment. The principal balance at December 29, 2006 was $423.

8. LETTER OF CREDIT AGREEMENT

Effective November 1, 2006, the Company amended its credit agreement of November 5, 2004 (as amended, the “Agreement”) with a bank for a $10,000 revolving letter of credit facility. Under the Agreement, the $10,000 may be used solely for the issuance of letters of credit which must be fully cash collateralized at the time of issuance. The Company is required to maintain with the bank cash collateral of 102% of the amount that can be drawn on the issued letters of credit. This collateral can be drawn on upon the occurrence of any event of default under the Agreement. The Agreement contains standard event of default provisions, but no financial covenants. The Agreement is committed through November 3, 2007. The applicable margin under the Agreement is 0.65%, payable quarterly in arrears. In the event that a letter of credit is drawn upon, the interest rate for any unreimbursed drawing is the bank’s floating prime rate.

As of December 29, 2006, the aggregate amount of letters of credit issued under the Agreement was $4,049. A cash compensating balance of $4,186 (includes interest earned on account) was funded as of December 29, 2006 to secure the Company’s reimbursement obligation relating to the letters of credit (see note 13).

9. ACCRUED LIABILITIES

Accrued liabilities as of December 29, 2006 and June 30, 2006 consisted of the following:

	December 29, 2006	June 30, 2006
Accrued vacation expense	$3,513	$3,541
Accrued salary expense	2,042	2,170
Accrued incentive compensation expense	5,500	—
Accrued employee benefit expense	401	1,106
Accrued sales tax expense	341	220
Accrued warranty expense	5,710	5,319
Accrued workers’ compensation expense	926	760
Accrued restructuring costs	1,165	2,551
Accrued income taxes payable	1,299	876
Accrued other	8,978	9,880

	$29,875	$26,423

10. NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding and potential common shares outstanding. Potential common shares result from the assumed exercise of outstanding stock options and warrants having a dilutive effect, calculated under the treasury stock method using the average market price for the period, and from the potential conversion of the Company’s 3.5% senior convertible notes, calculated under the if-converted method. In addition, in computing the dilutive effect of the convertible debt, the net income (loss) is adjusted to add back the after-tax amount of interest and amortized debt issuance costs recognized in the period associated with the convertible debt. Any potential shares that are antidilutive are excluded from the calculation of diluted net income (loss) per share.

Net income (loss) per share is calculated as follows:

	Thirteen Weeks Ended
	December 29, 2006	December 23, 2005
Basic net income (loss) per share:
Net income (loss)	$5,863	$(15,711)

Weighted average common shares outstanding	48,248,090	47,867,169
Basic net income (loss) per share	$0.12	$(0.33)

Diluted net income (loss) per share:
Net income (loss)	$5,863	$(15,711)

Interest and expense related to 3.5% senior unsecured convertible debt	306	—

Income (loss) for purposes of computing diluted net income (loss) per share	$6,169	$(15,711)

Weighted average common shares outstanding	48,248,090	47,867,169
Plus:
Effect of stock options and warrants	944,279	—
3.5% senior unsecured convertible debt	2,838,169	—

Weighted average common shares and common share equivalents	52,030,538	47,867,169

Diluted net income (loss) per share:	$0.12	$(0.33)

For the thirteen week periods ended December 29, 2006 and December 23, 2005, total potential common shares of 1,318,924 and 9,027,395, respectively, were excluded from the diluted net income (loss) per share calculation because they were antidilutive.

	Twenty-Six Weeks Ended
	December 29, 2006	December 23, 2005
Basic net income (loss) per share:
Net income (loss)	$7,446	$(30,539)

Weighted average common shares outstanding	48,152,524	47,835,602
Basic net income (loss) per share	$0.15	$(0.64)

Diluted net income (loss) per share:
Net income (loss)	$7,446	$(30,539)

Interest and expense related to 3.5% senior unsecured convertible debt	—	—

Income (loss) for purposes of computing diluted net income (loss) per share	$7,446	$(30,539)

Weighted average common shares outstanding	48,152,524	47,835,602
Plus:
Effect of stock options and warrants	712,500	—
3.5% senior unsecured convertible debt	—	—

Weighted average common shares and common share equivalents	48,865,024	47,835,602

Diluted net income (loss) per share:	$0.15	$(0.64)

For the twenty-six week periods ended December 29, 2006 and December 23, 2005, total potential common shares of 5,150,471 and 9,058,823, respectively, were excluded from the diluted net income (loss) per share calculation because they were antidilutive.

11. COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive income, net of tax, if applicable, are as follows:

	December 29, 2006	June 30, 2006
Unrealized gain (loss) on marketable securities	$15	$(14)
Foreign currency translation gain	6,115	5,376

Accumulated other comprehensive income	$6,130	$5,362

The components of comprehensive income (loss) for the thirteen week and twenty-six week periods ended December 29, 2006 and December 23, 2005 are as follows:

	Thirteen Weeks Ended
	December 29, 2006	December 23, 2005
Net income (loss)	$5,863	$(15,711)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	7	(6)
Foreign currency translation gain (loss)	443	(706)

Other comprehensive income (loss)	450	(712)

Comprehensive income (loss)	$6,313	$(16,423)

	Twenty-Six Weeks Ended
	December 29, 2006	December 23, 2005
Net income (loss)	$7,446	$(30,539)
Other comprehensive income (loss):
Unrealized gain on marketable securities	29	17
Foreign currency translation gain (loss)	739	(605)

Other comprehensive income (loss)	768	(588)

Comprehensive income (loss)	$8,214	$(31,127)

The Company accounts for certain intercompany loans that are denominated in foreign currencies as being permanent in nature, as settlement is not planned or anticipated in the foreseeable future. As such, foreign currency translation gains and losses related to these loans are excluded from net income (loss) and reported as a component of other comprehensive income (loss).

12. INCOME TAXES

The Company determines income taxes for each of the jurisdictions in which it operates. This involves estimating the Company's actual current income tax payable and assessing temporary differences resulting from differing treatment of items, such as reserves and accruals, for tax and accounting purposes. Deferred taxes arise due to temporary differences in the basis of assets and liabilities and from net operating loss and tax credit carryforwards. In general, deferred tax assets represent future tax benefits to be received when certain expenses previously recognized in the Company's statement of operations become deductible expenses under applicable income tax laws or net operating loss or tax credit carryforwards are utilized. Accordingly, realization of deferred tax assets is dependent on future taxable income against which these deductions, net operating losses and tax credits can be utilized. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Historical operating losses, scheduled reversals of deferred tax liabilities, projected future taxable income and tax planning strategies are considered in making this assessment.

In fiscal year 2006, the Company recognized deferred tax liabilities of $200 related to unremitted earnings of foreign subsidiaries that may be repatriated in the foreseeable future. Income taxes are not provided on the unremitted earnings of the Company’s foreign subsidiaries where such earnings have been indefinitely reinvested in its foreign operations. In future periods, deferred tax liabilities for domestic income tax and foreign withholding tax will be recognized for undistributed earnings and basis differences of foreign subsidiaries when the Company no longer intends to permanently reinvest such unremitted earnings.

As a result of cumulative losses the Company incurred in prior years, management previously recorded a valuation allowance against net deferred tax assets. The Company expects to maintain the valuation allowance on deferred tax assets until it can sustain a level of profitability in the applicable tax jurisdictions that demonstrates its ability to utilize these assets. As of December 29, 2006, a valuation allowance on substantially all of the deferred tax assets remains, except in certain foreign jurisdictions where the Company has been consistently profitable. Income tax expense for the thirteen week and twenty-six week periods ended December 29, 2006 arose primarily from the following: recognition of valuation allowance, current taxes paid or payable for federal alternative minimum tax, for which any credit is offset by a valuation allowance and state and foreign income tax in those jurisdictions where offsetting loss carryforwards are not available or are limited.

In November 2005, the FASB issued Staff Position (“FSP”) FAS123(R)-3, “Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards”. This FSP requires an entity to follow either the transition guidance for the additional-paid-in-capital pool as prescribed in SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), or the alternative transition method as described in the FSP. An entity that adopts SFAS 123(R) using the modified prospective application may make a one-time election to adopt the transition method described in this FSP. An entity may take up to one year from the later of its initial adoption of SFAS No. 123(R) or the effective date of this FSP to evaluate its available transition alternatives and make its one-time election. The Company has elected the alternative transition method to establish the initial pool of excess tax benefits, which would be available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123R. The pool of excess tax benefits was determined to be zero as of the date of adoption.

13. COMMITMENTS AND CONTINGENCIES

Letters of Credit and Bank Guarantees:

The Company has outstanding letters of credit and bank guarantees which are collateralized by restricted cash. As of December 29, 2006, the commitments and restricted cash associated with outstanding letters of credit and bank guarantees are as follows:

	As of December 29, 2006
	Outstanding Commitments	Restricted Cash
Letters of credit issued under Agreement (see note 8)	$4,049	$4,186
Other letters of credit and bank guarantees	641	641

Total	$4,690	$4,827

Restricted cash reflected in condensed consolidated balance sheet as:
Restricted cash (current, as terms of commitment less than 12-months)		$4,063
Other long-term assets		764

Total		$4,827

14. GUARANTEES

As of December 29, 2006, the Company did not have any outstanding guarantees, except for product warranties. The Company warrants its products against defects in materials and workmanship, generally for one-to-five years depending upon product lines and geographic regions. A provision for estimated future costs related to warranty activities is recorded when the product is shipped, based upon historical experience of product failure rates and historical costs incurred in correcting product failures. In addition, from time to time, the recorded amount is adjusted for specifically identified warranty exposures when unforeseen technical problems arise.

Changes in the Company’s warranty liability during the twenty-six week period ended December 29, 2006, are as follows:

Balance as of June 30, 2006	$5,319
Warranties issued during the period	1,442
Settlements made during the period	(503)
Changes in the liability for pre-existing warranties during the period	(548)

Balance as of December 29, 2006	$5,710

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

The Company’s Network Services segment uses surety bonds to secure performance obligations as a contractor in various state and local jurisdictions. To the extent that surety bonds become unavailable, the Company would need to replace the surety bonds or seek to secure the bonds or the Company’s obligation to reimburse the surety with letters of credit, cash deposits, or other suitable forms of collateral. As of December 29, 2006, the Company had $1,752 of outstanding surety bonds.

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

Prior to fiscal year 2007, the Company reported its results of operations based upon three operating segments: C-COR Access and Transport, C-COR Solutions, and C-COR Network Services. In an effort to improve operational efficiencies across the organization and reduce costs, the Company has reorganized aspects of its business and combined the C-COR Access and Transport and C-COR Solutions segment into the Broadband Systems Solutions segment. As a result, beginning in fiscal year 2007, the Company began reporting its results of operations based upon two operating segments: Broadband Systems Solutions and Network Services. Prior year segment data has been restated to reflect this change.

The following costs and asset categories are not allocated to segments and are reflected in the table as “unallocated items”:

•	Income tax expense (benefit); and

•	Identifiable assets of cash and cash equivalents, marketable securities and other short-term investments, and certain other long-term corporate assets

Information about the Company’s industry segments for the thirteen week and twenty-six week periods ended December 29, 2006 and December 23, 2005 is as follows:

	Broadband Systems Solutions	Network Services	Unallocated	Total
Thirteen week period ended December 29, 2006:
Net sales
Products	$51,916	$—	$—	$51,916
Content and operation management systems	15,871	—	—	15,871
Services	—	12,347	—	12,347

Total net sales	67,787	12,347	—	80,134
Depreciation and amortization	2,226	107	—	2,333
Income (loss) from operations	6,402	(235)	—	6,167
Income tax expense	—	—	867	867
Identifiable assets at December 29, 2006	239,928	17,268	83,508	340,704
Capital expenditures	1,255	48	—	1,303

Thirteen week period ended December 23, 2005:
Net sales
Products	$36,404	$—	$—	$36,404
Content and operation management systems	17,617	—	—	17,617
Services	—	12,647	—	12,647

Total net sales	54,021	12,647	—	66,668
Depreciation and amortization	2,880	116	—	2,996
Income (loss) from operations	(15,696)	613	—	(15,083)
Income tax expense	—	—	738	738
Identifiable assets at December 23, 2005	216,949	23,514	55,987	296,450
Capital expenditures	1,403	133	—	1,536

Twenty-six week period ended December 29, 2006:
Net sales
Products	$97,953	$—	$—	$97,953
Content and operation management systems	28,615	—	—	28,615
Services	—	23,152	—	23,152

Total net sales	126,568	23,152	—	149,720
Depreciation and amortization	4,430	216	—	4,646
Income (loss) from operations	8,704	(607)	—	8,097
Income tax expense	—	—	1,650	1,650
Identifiable assets at December 29, 2006	239,928	17,268	83,508	340,704
Capital expenditures	2,367	187	—	2,554

Twenty-six week period ended December 23, 2005:
Net sales
Products	$77,187	$—	$—	$77,187
Content and operation management systems	28,272	—	—	28,272
Services	—	24,703	—	24,703

Total net sales	105,459	24,703	—	130,162
Depreciation and amortization	5,946	224	—	6,170
Income (loss) from operations	(30,133)	883	—	(29,250)
Income tax expense	—	—	1,318	1,318
Identifiable assets at December 23, 2005	216,949	23,514	55,987	296,450
Capital expenditures	3,400	396	—	3,796

The Company and its subsidiaries operate in various geographic areas. The table below presents the Company’s sales by geographic area:

	Thirteen Weeks Ended
	December 29, 2006	December 23, 2005
Sales:
United States	$66,928	$46,744
Europe	9,235	14,005
Asia	1,950	3,561
Canada	396	721
Latin America	1,625	1,637

Total	$80,134	$66,668

	Twenty-Six Weeks Ended
	December 29, 2006	December 23, 2005
Sales:
United States	$123,856	$88,571
Europe	17,239	28,267
Asia	3,993	8,522
Canada	935	1,545
Latin America	3,697	3,257

Total	$149,720	$130,162

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion addresses the financial condition of C-COR Incorporated as of December 29, 2006, and the results of our operations for the thirteen week and twenty-six week periods ended December 29, 2006, compared to the same periods of the prior fiscal year. This discussion should be read in conjunction with the Management’s Discussion and Analysis section for the fiscal year ended June 30, 2006, included in the Company’s Annual Report on Form 10-K.

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

Prior to fiscal year 2007, we reported our results of operations based upon three operating segments: C-COR Access and Transport, C-COR Solutions, and C-COR Network Services. In an effort to improve operational efficiencies across the organization and reduce costs, we have reorganized aspects of our business and combined the C-COR Access and Transport and C-COR Solutions segment into the Broadband Systems Solutions segment. As a result, beginning in fiscal year 2007, we began reporting our results of operations based upon two operating segments: Broadband Systems Solutions and Network Services. Prior year segment data has been restated to reflect this change.

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

Net sales for the thirteen week period ended December 29, 2006 were $80.1 million, an increase of 20% over the $66.7 million recorded in the same period of the prior year, reflecting higher revenues from the sale of products. This increase was partially offset by a reduction in content and operations management systems and technical services revenues during the quarter. Our largest customers during the quarter were Time Warner Cable, Comcast Corporation, and Cox Communications accounting for 34%, 18% and 14%, respectively, of net sales. International customers accounted for 16% of net sales. Gross margins were 39.5% during the thirteen week period ended December 29, 2006, compared to gross margins of 31.5% for the same period of the prior year. Gross margins increased during the quarter for both products and content and operations management systems, and offset by a decline in technical services gross margins during the period. Product gross margins for the same period of the prior year were adversely affected by a $1.6 million charge related to inventory associated with certain transport product lines due to the Company’s decision to cease selling certain product lines. Operating expense levels, for both selling and administrative expense and research and product development expense, declined during the thirteen week period ended December 29, 2006 compared to the same period of the prior year as a result of lower personnel and administrative expense, primarily resulting from restructuring initiatives completed in the prior fiscal year (fiscal year ending June 30, 2006), resulting in an improved cost structure.

Results of Operations

The following table contains information regarding the percentage of net sales of our condensed consolidated statements of operations for the thirteen week and twenty-six week periods ended December 29, 2006 and December 23, 2005.

	Percentages of Net Sales
	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	December 29, 2006	December 23, 2005	December 29, 2006	December 23, 2005
Net sales:
Products	64.8%	54.6%	65.4%	59.3%
Content and operations management systems	19.8	26.4	19.1	21.7
Services	15.4	19.0	15.5	19.0

Total net sales	100.0	100.0	100.0	100.0

Cost of sales:
Products	38.8	35.6	40.3	38.7
Content and operations management systems	7.4	14.2	7.0	10.7
Services	14.3	16.3	14.3	16.6
Excess and obsolete inventory charge	0.0	2.4	0.0	5.9

Total cost of sales	60.5	68.5	61.6	71.9

Gross margin	39.5	31.5	38.4	28.1

Operating expenses:
Selling and administrative	19.8	27.2	20.8	27.2
Research and product development	10.4	15.0	10.3	15.8
Amortization of intangibles	1.0	1.9	1.1	2.1
Impairment charges	0.0	8.0	0.0	4.1
Loss on sale of product line	0.0	0.0	0.2	0.0
Restructuring charge	0.6	2.1	0.6	1.3

Total operating expenses	31.8	54.2	33.0	50.5

Income (loss) from operations	7.7	(22.7)	5.4	(22.4)

Other income (expense), net:
Interest expense	(0.4)	(0.5)	(0.5)	(0.5)
Investment income	1.0	0.5	1.0	0.5
Foreign exchange gain (loss)	0.1	(0.2)	0.1	(0.2)
Other income, net	0.0	0.4	0.1	0.2

Income (loss) before income taxes	8.4	(22.5)	6.1	(22.4)
Income tax expense	1.1	1.1	1.1	1.0

Net income (loss)	7.3%	(23.6)%	5.0%	(23.4)%

The tables below set forth our net sales for the thirteen week and twenty-six week periods ended December 29, 2006 and December 23, 2005, for each of our reportable segments.

	Thirteen Weeks Ended
	(in millions of dollars)
	December 29, 2006		Change from Prior Period	December 23, 2005
Operating Segment	Net Sales	%	%	Net Sales	%
Broadband Systems Solutions:
Products	$51.9	65	43	$36.4	55
Content and operations management systems	15.9	20	(10)	17.6	26

Total Broadband Systems Solutions	67.8	85	26	54.0	81
Network Services	12.3	15	(3)	12.7	19

	$80.1	100	20	$66.7	100

	Twenty-Six Weeks Ended
	(in millions of dollars)
	December 29, 2006		Change from Prior Period	December 23, 2005
Operating Segment	Net Sales	%	%	Net Sales	%
Broadband Systems Solutions:
Products	$98.0	66	27	$77.2	59
Content and operations management systems	28.6	19	1	28.3	22

Total Broadband Systems Solutions	126.6	85	20	105.5	81
Network Services	23.1	15	(6)	24.7	19

	$149.7	100	15	$130.2	100

The table below sets forth our net sales for the thirteen week and twenty-six week periods ended December 29, 2006 and December 23, 2005 by geographic region.

	Thirteen Weeks Ended
	(in millions of dollars)
	December 29, 2006		Change from Prior Period	December 23, 2005
Geographic Region	Net Sales	%	%	Net Sales	%
United States	$66.9	84	43	$46.8	70
Europe	9.2	11	(34)	14.0	21
Asia	2.0	2	(44)	3.6	5
Canada	.4	1	(43)	.7	1
Latin America	1.6	2	0	1.6	3

Consolidated	$80.1	100	20	$66.7	100

	Twenty-Six Weeks Ended
	(in millions of dollars)
	December 29, 2006		Change from Prior Period	December 23, 2005
Geographic Region	Net Sales	%	%	Net Sales	%
United States	$123.9	83	40	$88.6	68
Europe	17.2	11	(39)	28.3	22
Asia	4.0	3	(53)	8.5	6
Canada	.9	1	(40)	1.5	1
Latin America	3.7	2	12	3.3	3

Consolidated	$149.7	100	15	$130.2	100

Net Sales. Net sales increased 20% and 15% for the thirteen week and twenty-six week periods ended December 29, 2006, respectively, compared to the same periods of the prior year. The higher revenues for the thirteen week period resulted primarily from increased sales of products. These increases were partially offset by a decline in revenue from content and operations management systems and technical services. For the twenty-six week period, higher revenues derived primarily from product sales, with content and operations management revenues slightly higher compared to the same period a year ago. These increases were partially offset by a decline in revenues for technical services.

Broadband Systems Solutions segment sales increased 26% and 20% for the thirteen week and twenty-six week periods ended December 29, 2006, respectively, compared to the same periods of the prior year. The sales of network infrastructure products increased 43% and 27% for the thirteen week and twenty-six week periods ended December 29, 2006, respectively, as a result of increased upgrade requirements for domestic customers, which were partially offset by a decline in product sales to international customers, primarily in Europe and Asia. The Company believes the increased revenues for infrastructure products is related to expansion and upgrades by Time Warner and Comcast, as a result of their acquisitions of substantially all of the assets of Adelphia Communications Corporation, and in general, upgrades by domestic cable operators to expand system bandwidth requirements in order to provide enhanced broadband services, including high definition television, high-speed Internet, voice over Internet, voice over Internet Protocol, digital video, and interactive and on demand video services. Content and operations management systems sales decreased 10% for the thirteen week period ended December 29, 2006, due primarily to lower revenues to international customers in Europe, Latin America, and Asia, and as well domestic customers. For the twenty-six week period ended December 29, 2006, content and operations management systems sales increased 1%, with revenues increasing to domestic customers and were partially offset by lower sales to international customers. Content and operations management systems revenues are derived from sales under multiple element arrangements, whereby revenues are recognized using the completed contract method of accounting or, in some cases, are recognized ratably over the delivery period. As a result, systems revenues are affected by the timing of new orders and customer acceptance requirements. Software license and associated professional services revenue for our mobile workforce software product line is recognized using the percentage of completion method of accounting due to our ability to reliably estimate contract costs at the inception of the contracts.

Network Services segment sales decreased 3% and 6% for the thirteen week and twenty-six week periods ended December 29, 2006, respectively, compared to the same periods of the prior year. The lower sales were primarily the result of completion of upgrade projects with a certain customer as of the end of fiscal year 2006.

Domestic sales increased 43% and 40% for the thirteen week and twenty six week periods ended December 29, 2006, respectively, due primarily to increased Broadband Systems Solutions segment sales to Time Warner Cable, Cox Communications, and Comcast Corporation, which were partially offset by lower Network Services segment sales.

International sales decreased 34% and 38% for the thirteen week and twenty-six week periods ended December 29, 2006, respectively, due to lower Broadband Systems Solutions segment sales of network infrastructure products and content and operations management systems. The decline in international sales was primarily driven by reduced sales in Europe and Asia during the periods. Based upon sales order activity during the thirteen week period ended December 29, 2006, the Company anticipates higher revenues in the third quarter of fiscal year 2007 from international customers. We believe that future capital spending in European markets will be primarily driven by increased competition for enhanced broadband services requiring telecommunication providers to upgrade their networks to support these enhanced services. We expect demand for our product line offerings in international markets will continue to be highly variable. The international markets represent distinct markets in which capital spending decisions for network equipment and solutions are affected by a variety of factors, including access to financing and general economic conditions.

Backlog: The table below sets forth our backlog by operating segment as of December 29, 2006 compared to September 29, 2006:

Backlog as of December 29, 2006:	(in millions of dollars)
Operating Segment	12-month backlog	Greater than 12-month backlog	Total Backlog	% of Total
Broadband Systems Solutions:
Products	$34.5	$—	$34.5	29
Content and operations management systems	43.7	15.5	59.2	51

Total Broadband Systems Solutions	78.2	15.5	93.7	80
Network Services	23.6	—	23.6	20

Total contract backlog	$101.8	$15.5	$117.3	100

% of total	87	13	100

Backlog as of September 29, 2006:	(in millions of dollars)
Operating Segment	12-month backlog	Greater than 12-month backlog	Total Backlog	% of Total
Broadband Systems Solutions:
Products	$25.0	$—	$25.0	25
Content and operations management systems	40.3	10.6	50.9	51

Total Broadband Systems Solutions	65.3	10.6	75.9	76
Network Services	23.4	—	23.4	24

Total contract backlog	$88.7	$10.6	$99.3	100

% of total	89	11	100

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

Gross Margin. The following table sets forth our gross margins by operating segment during the thirteen week and twenty-six week periods ended December 29, 2006 compared to the same periods of the prior year.

	Thirteen Weeks Ended
Operating Segment	December 29, 2006 Gross Margin %	Change Points	December 23, 2005 Gross Margin %
Broadband Systems Solutions:
Products	40.1	9.7	30.4
Content and operations management systems	62.8	16.4	46.4
Total Broadband Systems Solutions	45.4	9.8	35.6
Network Services	7.0	(7.1)	14.1
Consolidated	39.5	8.0	31.5

	Twenty-Six Weeks Ended
Operating Segment	December 29, 2006 Gross Margin %	Change Points	December 23, 2005 Gross Margin %
Broadband Systems Solutions:
Products	38.5	13.8	24.7
Content and operations management systems	63.2	12.5	50.7
Total Broadband Systems Solutions	44.1	12.4	31.7
Network Services	7.6	(5.0)	12.6
Consolidated	38.4	10.3	28.1

Consolidated gross margins were 39.5% and 38.4% for the thirteen week and twenty-six week periods ended December 29, 2006, respectively, compared to 31.5% and 28.1% for the same periods of the prior year. Broadband Systems Solutions segment gross margins increased for the thirteen week and twenty-six week periods ended December 29, 2006, for both products and content and operations management systems, as a result of higher volumes and sales mix during the periods. Product gross margins for the thirteen week and twenty-six week periods of the prior year were adversely affected by charges of $1.6 million and $7.7 million, respectively, related to inventory associated with certain transport product lines, based on management’s assessment of market conditions for those product lines. Network Services segment gross margins declined for the thirteen week and twenty-six week periods due to lower sales volume and performance difficulty on certain projects. We anticipate that our future gross margins in both of our business segments will continue to be affected by many factors, including revenue levels in general, sales mix, competitive pricing pressures, the timing of new product introductions and the timing of deployments for certain of our content management and operational support software solutions.

Selling and Administrative. Selling and administrative expenses were $15.9 million and $31.1 million for the thirteen week and twenty-six week periods ended December 29, 2006, respectively, compared to $18.2 million and $35.3 million for the same periods of the prior year. Selling and administrative expenses decreased 13% and 12% for the thirteen week and twenty-six week periods ended December 29, 2006, respectively, primarily as a result of lower personnel and administrative expenses resulting from restructuring initiatives implemented in order to improve our cost structure.

Research and Product Development. Research and product development expenses were $8.3 million and $15.5 million for the thirteen week and twenty-six week periods ended December 29, 2006, respectively, compared to $10.0 million and $20.6 million for the same periods of the prior year. Research and product development expenses decreased 17% and 25% for the thirteen week and twenty-six week periods ended December 29, 2006, respectively, due primarily to lower personnel costs resulting from reductions in personnel. We believe sustained commitment to product development efforts will be required for us to remain competitive, and anticipate continuing investments in research and product development in future periods related to network infrastructure products and content and operations management systems.

Operating Income (Loss) By Segment. The tables below set forth our operating income (loss), excluding unallocated items, for the thirteen week and twenty-six week periods ended December 29, 2006 and December 23, 2005, for each of our reportable segments.

	Thirteen Weeks Ended
	(in millions of dollars)
	December 29, 2006	Change from Prior Period	December 23, 2005
Operating Segment	Operating Income (Loss)	$	Operating Income (Loss)
Broadband Systems Solutions	$6.4	22.1	$(15.7)
Network Services	(0.2)	(0.8)	0.6

	Twenty-Six Weeks Ended
	(in millions of dollars)
	December 29, 2006	Change from Prior Period	December 23, 2005
Operating Segment	Operating Income (Loss)	$	Operating Income (Loss)
Broadband Systems Solutions	$8.7	38.8	$(30.1)
Network Services	(0.6)	(1.5)	0.9

The operating income (excluding unallocated items) for the Broadband Systems Solutions segment for the thirteen week and twenty-six week periods ended December 29, 2006, compared to an operating loss for the same periods of the prior year was due to higher revenues and gross margins, and lower operating expense as a result of an improved operating cost structure. In addition, the operating losses in the prior year included the previously discussed inventory charges as well as an impairment charge of $5.3 million associated with the decision to cease sales and marketing activities related to certain transport product lines, which was comprised of $4.9 million of other intangible assets associated with purchased technology and $342,000 associated with the write-down of property and equipment. The operating loss (excluding unallocated items) for the Network Services segment for the thirteen week and twenty-six week periods ended December 29, 2006, compared to operating income for the same periods of the prior year was due to lower revenues and gross margins.

Investment Expense and Investment Income. Interest expense was $365,000 and $725,000 for the thirteen week and twenty-six week periods ended December 29, 2006, compared to $329,000 and $649,000 for the same periods of the prior year. The increase in interest expense resulted primarily from additional financing for the purchase of machinery and equipment in the first quarter of fiscal year 2007 and fourth quarter of fiscal year 2006.

Investment income was $800,000 and $1.5 million for the thirteen week and twenty-six week periods ended December 29, 2006, compared to $317,000 and $623,000 for the same periods of the prior year. The increase in investment income was a result of a higher average investment balance and improved investment returns during the periods.

Income Tax Expense. Income tax expense was $867,000 and $1.7 million for the thirteen week and twenty-six week periods ended December 29, 2006, respectively, compared to $738,000 and $1.3 million for the same periods of the prior year. Income taxes for the thirteen week and twenty-six week periods ended December 29, 2006 arose primarily from the following: recognition of valuation allowance, current taxes paid or payable for federal alternative minimum tax, for which any credit is offset by a valuation allowance and state and foreign income tax in those jurisdictions where offsetting loss carryforwards are not available or are limited.

Supplemental Information about Stock-Based Compensation. In November 2005, the FASB issued Staff Position (“FSP”) FAS123(R)-3, “Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards”. This FSP requires an entity to follow either the transition guidance for the additional-paid-in-capital pool as prescribed in SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), or the alternative transition method as described in the FSP. An entity that adopts SFAS 123(R) using the modified prospective application may make a one-time election to adopt the transition method described in this FSP. An entity may take up to one year from the later of its initial adoption of SFAS 123(R) or the effective date of this FSP to evaluate its available transition alternatives and make its one-time election. The Company has elected the alternative transition method to establish the initial pool of excess tax benefits, which would be available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123R. The pool of excess tax benefits was determined to be zero as of the date of adoption.

Liquidity and Capital Resources

	December 29, 2006	June 30, 2006
	(In millions of dollars)
Balance sheet data (at period end)
Cash and cash equivalents	$64.3	$53.3
Marketable securities	10.2	7.6

	Twenty-Six Weeks Ended
	December 29, 2006	December 23, 2005
	(In millions of dollars)
Statements of cash flows data:
Net cash provided by (used in) operating activities	$13.4	$(7.8)
Net cash used in investing activities	(4.7)	(0.1)
Net cash provided by financing activities	2.0	0.5

Cash and cash equivalents, as well as marketable securities, increased as of December 29, 2006, primarily as a result of positive cash flow generated from operations during the twenty-six week period. Working capital was $92.7 million at December 29, 2006 compared to $76.4 million at June 30, 2006.

As of December 29, 2006, we had total restricted cash of $4.8 million. Restricted cash relates to commitments under the terms of our letter of credit agreement with a bank, where we are required to maintain cash collateral of 102% of the amount that can be drawn on issued letters of credit, as well as bank guarantees associated with certain vendor obligations. The restricted cash balances are classified in the condensed consolidated balance sheet as either current or long-term, depending upon the expiration term associated with the commitment (see note 13).

Net cash provided by operating activities was $13.4 million for the twenty-six week period ended December 29, 2006, compared with net cash used of $7.8 million for the same period of the prior year. The major elements of cash provided by operations for the twenty-six week period ended December 29, 2006 include net income for the period of $7.4 million, which is adjusted for non-cash items such as depreciation and amortization and stock-based compensation, as well as an increase in accounts payable and accrued other charges during the period. These changes were partially offset by increased inventory, accounts receivables and other assets during the period.

Net cash used in investing activities was $4.7 million for the twenty-six week period ended December 29, 2006 compared to cash used in investing activities of $53,000 for the same period of the prior year. The cash used in investing activities during the twenty-six week period was primarily comprised of $4.1 million for the purchase of marketable securities and $2.6 million for the purchase of property, plant and equipment, which were offset by proceeds from maturities of marketable securities of $1.5 million and $388,000 cash proceeds from the sale of a product line. The major elements of cash used in investing activities during the same period of the prior year was $12.0 million for the purchase of marketable securities and $3.8 million for the purchase of property, plant and equipment, which was partially offset by $15.7 million of proceeds from maturities of marketable securities.

Net cash provided by financing activities was $2.0 million for the twenty-six week period ended December 29, 2006, compared with $490,000 for the same period of the prior year. Cash provided by financing activities during the twenty-six week periods resulted primarily from proceeds from the exercise of stock options, which were partially offset by payments of debt and capital lease obligations.

On November 1, 2006, we amended our credit agreement of November 5, 2004 (as amended, the “Agreement”) with a bank for a $10 million revolving letter of credit facility. Under the Agreement, the $10 million may be used solely for the issuance of letters of credit which must be fully cash collateralized at the time of issuance. We are required to maintain with the bank cash collateral of 102% of the amount that can be drawn on the issued letters of credit. This collateral can be drawn on upon the occurrence of any event of default under the Agreement. The Agreement contains standard event of default provisions, but no financial covenants. The Agreement is committed through November 3, 2007. The applicable margin under the Agreement is 0.65%, payable quarterly in arrears. In the event that a letter of credit is drawn upon, the interest rate for any unreimbursed drawing is the bank’s floating prime rate.

Working Capital Outlook

Our main source of liquidity is our unrestricted cash on hand and marketable securities.

Our $35.0 million aggregate principal amount of notes, issued in December 2004, requires semi-annual interest payments at an annual rate of 3.5% on June 30 and December 30. The notes mature on December 30, 2009. As of December 29, 2006, we had a restructuring accrual of $1.2 million, related primarily to contractual obligations for leased facilities and equipment, which will be paid over their respective lease terms through 2014, unless terminated earlier. In addition, future amounts are owed to third parties related to a portion of the proceeds we received from a litigation judgment in amounts that were undetermined as of December 29, 2006. As of December 29, 2006, we had accrued $5.5 million associated with employee incentive compensation under the Company’s Fiscal Year 2007 Profit Incentive Plan. Payments of $1.2 million are anticipated to be made in February 2007, with the remaining amount expected to be paid in the first quarter of fiscal year 2008.

Taking into account the fixed charges associated with our long-term debt obligations, amounts owed to third parties from proceeds received from the litigation judgment, restructuring accruals, and employee incentive compensation payments, we believe remaining cash and cash equivalents balances, and our marketable securities will be adequate to cover our operating cash requirements over the next 24 months. However, we may find it necessary or desirable to seek financing to support our capital needs and provide funds for additional strategic initiatives, including acquiring or investing in complementary businesses, products, services, or technologies. Accordingly, this may require third-party financing or equity-based financing, such as issuance of common stock, preferred stock, or subordinated convertible debt securities and warrants, which would be dilutive to existing shareholders. We do not currently have any committed lines of credit or other available credit facilities that could be utilized for capital requirements, and it is uncertain whether such facilities could be obtained in sufficient amounts or on acceptable terms.

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 establishes a recognition threshold and measurement for income tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 also prescribes a two-step evaluation process for tax positions. The first step is recognition and the second is measurement. For recognition, an enterprise judgmentally determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of related appeals or litigation processes, based on the technical merits of the position. If the tax position meets the more-likely-than-not recognition threshold it is measured and recognized in the financial statements as the largest amount of tax benefit that is greater than 50% likely of being realized. If a tax position does not meet the more-likely-than-not recognition threshold, no benefit is recognized in the financial statements.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Earlier application is encouraged provided that the reporting entity has not yet issued financial statements for that fiscal year including financial statements for an interim period within that fiscal year. We are currently assessing SFAS No. 157 and have not yet determined the impact that the adoption of SFAS No. 157 will have on our results of operations and financial position when it becomes effective for us in fiscal year 2008.

In September 2006, the Securities and Exchange Commission (SEC) released SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” (“SAB 108”), which addresses how uncorrected errors in previous years should be considered when quantifying errors in current-year financial statements. SAB 108 requires registrants to consider the effect of all carry over and reversing effects of prior-year misstatements when quantifying errors in current-year financial statements. SAB 108 does not change the SEC staff’s previous guidance on evaluating the materiality of errors. SAB 108 allows registrants to record the effects of adopting SAB 108 as a cumulative-effect adjustment to retained earnings. This adjustment must be reported in the annual financial statements of the first fiscal year ending after November 15, 2006. We are currently evaluating the impact SAB 108 will have on our consolidated financial statements when it becomes effective for the Company as of June 29, 2007 and we are unable, at this time, to quantify the impact, if any, to our results of operations, financial position and retained earnings at the time of adoption.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the Company’s exposure to market risk since June 30, 2006.

Item 4.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures

Our chief executive officer and our chief financial officer have evaluated the effectiveness of our disclosure controls and procedures related to our reporting and disclosure obligations as of December 29, 2006, which is the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective.

(b)	Changes in Internal Control over Financial Reporting

There were no changes that occurred during the fiscal quarter ended December 29, 2006 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in Part I, Item 1A of the Company’s Form 10-K for fiscal year 2006.

Item 4. Submission of Matters to a Vote of Shareholders

The Company’s annual meeting of shareholders was held on October 17, 2006. The record date was August 16, 2006, at which time there were 48,022,969 shares outstanding and entitled to vote at the annual meeting. The following items were submitted to a vote by shareholders.

1. The election of two directors to serve for terms of three years expiring in 2009.

2. Ratification of KPMG LLP as independent auditors for the 2007 fiscal year.

Rodney M. Royse and Steven B. Fink were elected as directors to serve until the 2009 annual meeting of shareholders. The terms of the other members of the Company’s Board of Directors, James E. Carnes, I.N. Rendall Harper, Jr., Anthony A. Ibarguen, John J. Omlor, James C. Stalder, James J. Tietjen, and David A. Woodle, expire in 2008 or 2009.

The voting results for the matters noted above are set forth as follows:

1. The election of two directors to serve for a term of three years expiring in 2009.

Name of Nominee	Votes For	Votes Withheld
Rodney M. Royse	44,862,397	1,424,444
Steven B. Fink	37,624,514	8,662,327

2. Ratification of KPMG LLP as independent auditors for the 2007 fiscal year.

Votes For	Votes Against	Abstained
45,452,000	781,494	53,347

Item 6. Exhibits

The following exhibits are included herein:

(10)(1)	Second Amendment to Revolving Line of Credit Agreement with Citizens Bank, effective as of November 1, 2006 (incorporated by reference to Form 8-K filed on November 6, 2006)

(15)	Letter re: Unaudited Interim Financial Information.

(31)(1)	Rule 13a-14(a) and 15d-14(a) Certification of Chief Executive Officer

(31)(2)	Rule 13a-14(a) and 15d-14(a) Certification of Chief Financial Officer

(32)(1)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

(32)(2)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

C-COR Incorporated (Registrant)

Date: February 7, 2007	/s/ DAVID A. WOODLE
Chief Executive Officer

Date: February 7, 2007	/s/ WILLIAM T. HANELLY
Chief Financial Officer
(Principal Financial Officer)

Date: February 7, 2007	/s/ JOSEPH E. ZAVACKY
Controller & Assistant Secretary
(Principal Accounting Officer)