Form 10-Q
period 2007-03-30
C-COR INC
filed 2007-05-09
CIK 350621

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the thirteen week period ended: March 30, 2007

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

Common Stock, $.05 Par Value – 49,563,652 shares outstanding as of April 27, 2007.

C-COR Incorporated

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

C-COR Incorporated:

We have reviewed the condensed consolidated balance sheet of C-COR Incorporated and subsidiaries as of March 30, 2007, the related condensed consolidated statements of operations for the thirteen week and thirty-nine week periods ended March 30, 2007 and March 24, 2006, and the related condensed consolidated statements of cash flows for the thirty-nine week periods ended March 30, 2007 and March 24, 2006. These condensed consolidated financial statements are the responsibility of the Company’s management.

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
May 8, 2007

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

C-COR Incorporated

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	March 30, 2007	June 30, 2006
ASSETS
Current assets
Cash and cash equivalents	$44,447	$44,658
Restricted cash	3,594	1,409
Marketable securities	47,108	16,270
Accounts receivable, net	58,014	49,188
Unbilled receivables	2,908	3,308
Inventories	36,009	25,437
Deferred costs	7,848	4,555
Assets held for sale	—	303
Other current assets	3,185	4,239

Total current assets	203,113	149,367
Property, plant, and equipment, net	20,359	20,074
Goodwill	131,034	131,209
Other intangible assets, net	2,648	5,135
Deferred taxes	424	497
Other long-term assets	5,675	6,847

Total assets	$363,253	$313,129

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$27,820	$25,796
Accrued liabilities	32,490	26,423
Deferred revenue	29,984	19,674
Deferred taxes	1,317	374
Liabilities held for sale	—	415
Current portion of long-term debt	378	299

Total current liabilities	91,989	72,981
Long-term debt, less current portion	36,064	35,966
Deferred revenue	4,472	2,705
Deferred taxes	3,078	2,986
Other long-term liabilities	4,861	3,624

Total liabilities	140,464	118,262

Commitments and contingencies
Shareholders’ equity
Preferred stock, no par value; authorized shares of 2,000,000; none issued	—	—
Common stock, $.05 par value; authorized shares of 100,000,000; issued shares of 53,107,979 as of March 30, 2007 and 51,653,206 as of June 30, 2006	2,656	2,583
Additional paid-in capital	395,505	383,362
Accumulated other comprehensive income	6,261	5,362
Accumulated deficit	(147,240)	(162,047)
Treasury stock at cost, 3,645,046 shares as of March 30, 2007 and June 30, 2006	(34,393)	(34,393)

Shareholders’ equity	222,789	194,867

Total liabilities and shareholders’ equity	$363,253	$313,129

See notes to condensed consolidated financial statements.

C-COR Incorporated

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended
	March 30, 2007	March 24, 2006
Net sales:
Products	$56,260	$35,765
Content and operations management systems	15,536	10,560
Services	10,897	14,057

Total net sales	82,693	60,382

Cost of sales:
Products	31,710	21,772
Content and operations management systems	6,564	6,105
Services	10,009	12,141
Excess and obsolete inventory charge	—	618

Total cost of sales	48,283	40,636

Gross margin	34,410	19,746

Operating expenses:
Selling and administrative	16,523	14,869
Research and product development	8,722	8,887
Amortization of other intangibles	829	912
Impairment of long-lived assets	—	1,792
Gain on sale of product line	—	(1,970)
Restructuring charge	870	3,287

Total operating expenses	26,944	27,777

Income (loss) from operations	7,466	(8,031)
Other income (expense), net:
Interest expense	(359)	(341)
Investment income	928	458
Foreign exchange gain (loss)	(270)	465
Other income, net	304	177

Income (loss) before income taxes	8,069	(7,272)
Income tax expense	708	676

Net income (loss)	$7,361	$(7,948)

Net income (loss) per share:
Basic	$0.15	$(0.17)
Diluted	$0.14	$(0.17)
Weighted average common shares and common share equivalents:
Basic	49,080	47,896
Diluted	53,191	47,896

See notes to the condensed consolidated financial statements.

C-COR Incorporated

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Thirty-nine Weeks Ended
	March 30, 2007	March 24, 2006
Net sales:
Products	$154,213	$112,952
Content and operations management systems	44,151	38,832
Services	34,049	38,760

Total net sales	232,413	190,544

Cost of sales:
Products	91,992	72,140
Content and operations management systems	17,094	20,034
Services	31,401	33,731
Excess and obsolete inventory charge	—	8,354

Total cost of sales	140,487	134,259

Gross margin	91,926	56,285

Operating expenses:
Selling and administrative	47,670	50,212
Research and product development	24,230	29,459
Amortization of other intangibles	2,487	3,706
Impairment of long-lived assets	—	7,122
Loss (gain) on sale of product line	245	(1,970)
Restructuring charge	1,731	5,037

Total operating expenses	76,363	93,566

Income (loss) from operations	15,563	(37,281)
Other income (expense), net:
Interest expense	(1,084)	(990)
Investment income	2,423	1,081
Foreign exchange gain (loss)	(126)	218
Other income, net	389	479

Income (loss) before income taxes	17,165	(36,493)
Income tax expense	2,358	1,994

Net income (loss)	$14,807	$(38,487)

Net income (loss) per share:
Basic	$0.31	$(0.80)
Diluted	$0.30	$(0.80)
Weighted average common shares and common share equivalents:
Basic	48,466	47,856
Diluted	52,203	47,856

See notes to the condensed consolidated financial statements.

C-COR Incorporated

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Thirty-nine Weeks Ended
	March 30, 2007	March 24, 2006
Operating Activities:
Net income (loss)	$14,807	$(38,487)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	6,579	8,638
Stock-based compensation	2,595	2,845
Impairment charges	—	7,122
Loss (gain) on sale of product line	245	(1,970)
Other, net	123	450
Changes in operating assets and liabilities, net of effect of acquisition and divestitures:
Receivables	(7,878)	362
Inventories	(10,540)	15,298
Accounts payable	1,904	(13,872)
Accrued liabilities and deferred revenue	19,020	2,918
Deferred income tax	990	1,818
Other	(3,447)	982

Net cash provided by (used in) operating activities	24,398	(13,896)

Investing Activities:
Purchase of property, plant, and equipment	(4,467)	(4,552)
Proceeds from the sale of property, plant and equipment	30	183
Proceeds from sale and maturities of marketable securities and other investments	21,378	16,362
Purchase of marketable securities and other investments	(51,611)	(12,395)
Proceeds from the sale of product line	388	3,348
Acquisitions, net of cash acquired	—	(26)

Net cash provided by (used in) investing activities	(34,282)	2,920

Financing Activities:
Payment of debt and capital lease obligations	(283)	(146)
Proceeds from issuance of common stock to employee stock purchase plan	59	103
Proceeds from exercise of stock options and stock warrants	9,561	670
Purchase of treasury stock	—	(43)

Net cash provided by financing activities	9,337	584

Effect of exchange rate changes on cash	336	(179)

Decrease in cash and cash equivalents	(211)	(10,571)
Cash and cash equivalents at beginning of period	44,658	36,898

Cash and cash equivalents at end of period	$44,447	$26,327

Supplemental cash flow information:
Non-cash investing and financing activities
Fair value adjustment of available-for-sale securities	$11	$(13)
Capital lease obligation	—	258
Purchase of assets under equipment financing agreements	471	—
Equity securities received in connection with Adelphia Communications Corporation Bankruptcy	139	—

See notes to condensed consolidated financial statements

C-COR Incorporated

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and, in the opinion of management of C-COR Incorporated (the Company), contain all adjustments (consisting only of normal, recurring adjustments except as noted) necessary to fairly present the Company’s consolidated financial position as of March 30, 2007 and the consolidated results of operations for the thirteen week and thirty-nine week periods ended March 30, 2007 and March 24, 2006. Operating results for the thirteen week and thirty-nine week periods ended March 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending June 29, 2007 due to the cyclical nature of the industry in which the Company operates, timing of recognizing revenues from the sale of certain content and operations management systems, fluctuations in currencies related to intercompany foreign currency transactions where settlement is anticipated, and changes in overall conditions that could affect the carrying value of the Company’s assets and liabilities. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the fiscal year ended June 30, 2006 (fiscal year 2006).

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

Reclassifications and Revisions

Certain prior year amounts have been reclassified to conform to current year consolidated financial statement presentation.

The June 30, 2006 consolidated condensed balance sheet has been revised to reflect a reclassification of $8,621 from cash and cash equivalents to marketable securities due to certain securities having an original maturity greater than three months. This revision affected the consolidated statement of cash flows for the thirty-nine week period ended March 24, 2006. This revision did not affect the consolidated statement of operations for the fiscal year ended June 30, 2006.

The impact of this reclassification and revision on the previously issued consolidated condensed balance sheet and statement of cash flows was as follows:

	As reported	Adjustment	Adjusted Balance
Balance sheet as of June 30, 2006:
Cash and cash equivalents	$53,279	$(8,621)	$44,658
Marketable securities	7,649	8,621	16,270
Statement of cash flows for the thirty-nine week period ended March 24, 2006:
Net cash used in operating activities	$(13,896)	$—	$(13,896)
Net cash provided by investing activities	1,585	1,335	2,920
Net cash provided by financing activities	584	—	584
Effect of exchange rate changes on cash	(179)	—	(179)

Decrease in cash and cash equivalents	$(11,906)	$1,335	$(10,571)
Cash and cash equivalents at beginning of period	43,320	(6,422)	36,898

Cash and cash equivalents at end of period	$31,414	$(5,087)	$26,327

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the sale price is fixed or determinable, and collectibility is reasonably assured.

Products:

Revenue from product sales and sales-type leases is recognized based upon delivery terms. Revenue is recognized when the equipment has been shipped to the customer when delivery terms are origin-based (e.g., FOB Shipping Point and Ex-works). When delivery terms are destination-based (e.g., FOB Destination, Delivery duty unpaid (DDU) and Delivery duty paid (DDP)), revenue is recognized upon the delivery of the equipment. In instances in which payments are received upon product delivery and the agreement with the customer contains a customer acceptance clause, revenue recognition is deferred until customer acceptance is obtained. Deferred revenue recorded under these arrangements was $23 and $78 at March 30, 2007 and June 30, 2006, respectively.

Content and Operations Management Systems:

Content and operations management systems revenue consists of equipment and application software sales of video on demand systems, digital advertising insertion systems and operational support systems. Software and associated system product revenues are recognized based on the guidance of AICPA Statement of Position (SOP) 97-2, “Software Revenue Recognition” (SOP 97-2), as amended. In multiple element arrangements, the Company allocates revenue to the various elements based on vendor-specific objective evidence (VSOE) of fair value. The Company’s VSOE of fair value is determined based on the price charged when the same element is sold separately. If VSOE of fair value does not exist for all elements in a multiple element arrangement, revenue recognition is deferred until all elements without VSOE are delivered, at which time the Company applies the residual method. Under the residual method, if VSOE exists for the undelivered element (post contract support (PCS)), the fair value of the undelivered element is deferred and recognized ratably over the term of the PCS contract, and the remaining portion of the arrangement is recognized as revenue upon delivery, which generally occurs on completion of implementation of the system.

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

Software maintenance and support services fees are generally billed and collected in advance of the associated maintenance contract term. Maintenance and support services fees collected are recorded as deferred revenue and recognized ratably under the straight-line method over the term of the contract. Unbilled receivables totaled $127 and $534 at March 30, 2007 and June 30, 2006, respectively.

Deferred revenue represents amounts billed and totaled $34,433 and $22,301 at March 30, 2007 and June 30, 2006, respectively. Contract costs related to deferred revenue consist primarily of direct labor and applicable benefits, travel and other direct costs, and equipment costs. Deferred costs under these contracts were $7,702 and $4,555 as of March 30, 2007 and June 30, 2006, respectively.

Services:

Service revenues, consisting of system design, field services, and consulting engagements, are recognized as services are rendered in accordance with the terms of contracts. At times, the Company enters into multiple element contracts that entail delivery of both products and services. These contracts are accounted for under the percentage of completion method in accordance with the provisions of Accounting Research Bulletin No. 45, “Long-Term Construction-Type Contracts” (ARB No. 45) using the relevant guidance in AICPA Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (SOP 81-1). Under the percentage of completion method, for certain contracts the Company records revenue by reference to the costs incurred to date and the estimated costs remaining to fulfill the contracts. For other contracts accounted for under the percentage of completion method, revenue and costs are recognized on the units of delivery method. This method recognizes as revenue the contract price of units of the product delivered during each period and the costs allocable to the delivered units as the related cost of sales. Provisions for losses on service contracts are recognized in the period in which the loss first becomes apparent. For contracts accounted for under the percentage of completion method, the Company typically performs the service prior to billing the customer which gives rise to unbilled receivables. In these circumstances, billings usually occur shortly after the Company performs specific increments of work, as outlined in the contract. Unbilled receivables are expected to be billed and collected generally within three to six months. Unbilled receivables totaled $2,781 and $2,774 at March 30, 2007 and June 30, 2006, respectively. Deferred costs under units of delivery contracts were $146 and $0 at March 30, 2007 and June 30, 2006, respectively.

Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 establishes a recognition threshold and measurement attribute for income tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 also prescribes a two-step evaluation process for tax positions. The first step is recognition and the second is measurement. For recognition, an enterprise judgmentally determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of related appeals or litigation processes, based on the technical merits of the position. If the tax position meets the more-likely-than-not recognition threshold, it is measured and recognized in the financial statements as the largest amount of tax benefit that is greater than 50% likely of being realized. If a tax position does not meet the more-likely-than-not recognition threshold, no benefit is recognized in the financial statements.

Tax positions that meet the more-likely-than-not recognition threshold at the effective date of FIN 48 may be recognized or, continue to be recognized, upon adoption of FIN 48. The cumulative effect of applying the provisions of FIN 48 is required to be reported as an adjustment to the opening balance of retained earnings for the fiscal year in which FIN 48 is adopted. FIN 48 will apply to fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact FIN 48 will have on its consolidated financial statements when it becomes effective for the Company in its fiscal year 2008 and is unable, at this time, to quantify the impact, if any, on the Company’s retained earnings at the time of adoption.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Earlier application is encouraged provided that the reporting entity has not yet issued financial statements for that fiscal year including financial statements for an interim period within that fiscal year. The Company is currently assessing SFAS No. 157 and has not yet determined the impact that the adoption of SFAS No. 157 will have on its results of operations and financial position when it becomes effective for the Company in fiscal year 2009.

In September 2006, the Securities and Exchange Commission (SEC) released SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” (“SAB 108”), which addresses how uncorrected errors in previous years should be considered when quantifying errors in current-year financial statements. SAB 108 requires registrants to consider the effect of all carry over and reversing effects of prior-year misstatements when quantifying errors in current-year financial statements. SAB 108 does not change the SEC staff’s previous guidance on evaluating the materiality of errors. SAB 108 allows registrants to record the effects of adopting SAB 108 guidance as a cumulative-effect adjustment to retained earnings. This adjustment must be reported in the annual financial statements of the first fiscal year ending after November 15, 2006. The Company is currently evaluating the impact SAB 108 will have on its consolidated financial statements when it becomes effective for the Company as of June 29, 2007 and is unable, at this time, to quantify the impact, if any, on the Company’s result of operations, financial position and retained earnings at the time of adoption.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently assessing SFAS 159 and has not yet determined the impact that the adoption of SFAS 159 will have on its results of operations and financial position.

In June 2006, the FASB ratified EITF No. 06-3, “Disclosure Requirements for Taxes Assessed by a Government Authority on Revenue-Producing Transactions.” EITF 06-3 requires disclosure of a company’s accounting policy with respect to presentation of taxes collected on a revenue producing transaction between a seller and a customer. For taxes that are reported on a gross basis (included in revenue and costs), EITF 06-3 also requires disclosure of the amount of taxes included in the financial statements. The Company records taxes on a net basis. EITF 06-3 was effective for the Company beginning December 30, 2006 and it did not have a material effect on the Company’s consolidated financial statements.

4. RESTRUCTURING COSTS

During the thirteen week and thirty-nine week periods ended March 30, 2007 and March 24, 2006, the Company incurred restructuring costs to align its workforce, facilities and operating costs with current business opportunities. For the thirteen week and thirty-nine week periods ended March 30, 2007 and March 24, 2006, restructuring costs by category were as follows:

	Thirteen Weeks Ended
	March 30, 2007	March 24, 2006
Employee severance and relocation benefits	$220	$3,246
Contractual obligations	650	41

Total restructuring costs	$870	$3,287

	Thirty-nine Weeks Ended
	March 30, 2007	March 24, 2006
Employee severance and relocation benefits	$387	$4,497
Contractual obligations	1,344	540

Total restructuring costs	$1,731	$5,037

For the thirteen week period ended March 30, 2007, the Company recorded $870 of restructuring charges, representing contractual obligations, including leased facility and equipment costs, employee severance and termination benefits associated with workforce reductions of nine employees, and relocation benefits. Restructuring charges associated with our Broadband Systems Solutions operating segment for the thirteen week and thirty-nine week periods ended March 30, 2007 were $180 and $780, respectively, compared to $3,287 and $5,037 for the same periods of the prior year. Restructuring charges associated with our Network Services operating segment for the thirteen week and thirty-nine week periods ended March 30, 2007 were $690 and $951, respectively.

The following table provides detail on the activity and remaining restructuring accrual balance by category as of March 30, 2007:

	Restructuring Accrual at June 30, 2006	Restructuring Charges in Fiscal Year 2007	Net Cash Paid	Restructuring Accrual at March 30, 2007
Employee severance and relocation benefits	$1,626	$387	$(1,866)	$147
Contractual obligations	925	1,344	(842)	1,427

Total	$2,551	$1,731	$(2,708)	$1,574

Amounts accrued as of March 30, 2007 for employee severance and termination benefits will be paid out over bi-weekly periods through the first quarter of fiscal year 2008. Amounts related to contractual obligations relate to excess leased facilities and equipment, which will be paid over their remaining lease terms through 2014, unless terminated earlier.

5. INVENTORIES

Inventories as of March 30, 2007 and June 30, 2006 consisted of the following:

	March 30, 2007	June 30, 2006
Finished goods	$8,362	$7,026
Work-in-process	3,625	1,808
Raw materials	24,022	16,603

Total inventories	$36,009	$25,437

6. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill was $131,034 and $131,209 as of March 30, 2007 and June 30, 2006, respectively. As of March 30, 2007 and June 30, 2006, goodwill was allocated by segment as follows:

	March 30, 2007	June 30, 2006
Business segment:
Broadband Systems Solutions	$124,057	$124,232
Network Services	6,977	6,977

Total	$131,034	$131,209

During the thirty-nine week period ended March 30, 2007, goodwill decreased $175, which consisted of a decrease of $342 related to the divestiture of certain operations in Bangalore, India, a decrease of $61 related primarily to settlement of certain income tax contingencies, resulting in a reversal of a valuation allowance associated with the acquisition of nCUBE Corporation, and an increase of $228 related to fluctuations in foreign currency exchange rates used to translate the goodwill related to foreign subsidiaries at the balance sheet date.

Under SFAS 142, “Goodwill and Other Intangible Assets”, goodwill is no longer amortized. Rather, goodwill is subject to a periodic impairment test based on its fair value. The Company has selected the end of its third fiscal quarter of each year to reassess the value of its reporting units and related goodwill balance, or at other times if events have occurred or circumstances exist that indicate the carrying amount of goodwill may not be recoverable. The Company obtained an independent appraisal as of March 30, 2007 to assess the fair value of its reporting units, to determine whether goodwill carried on its books was impaired and the extent of such impairment, if any. The independent appraisal used the income and market approach to measure the fair value of the Company’s business units. Management’s assumptions regarding estimates of operating results and expected cash flows for each business unit were provided to the independent appraiser, along with historical operating performance. Under the income approach, fair value is dependent on the present value of future economic benefits to be derived from ownership. Future net cash flows available for distribution are discounted at market-based rates of return to provide indications of the value. Based upon this independent appraisal, the Company determined that its current goodwill balances were not impaired as of March 30, 2007.

Other intangible assets as of March 30, 2007 and June 30, 2006 consisted of the following:

	March 30, 2007	June 30, 2006
Cost of intangibles:
Purchased technology	$13,412	$13,412
Customer relationships	5,010	5,010
Covenants not-to-compete	860	860
Patents and trademarks	1,200	1,200

Total cost of intangibles	20,482	20,482

Less accumulated amortization:
Purchased technology	(11,271)	(9,291)
Customer relationships	(4,503)	(3,996)
Covenants not-to-compete	(860)	(860)
Patents and trademarks	(1,200)	(1,200)

Total accumulated amortization	(17,834)	(15,347)

Total other intangible assets, net	$2,648	$5,135

7. LONG-TERM DEBT

During the thirty-nine week period ended March 30, 2007, the Company obtained $447 of additional financing through a financing company for the purchase of machinery and equipment. The borrowings have a weighted average interest rate of 9.35%. Monthly payments of principal and interest of $9 are required through fiscal year 2012. The borrowings under the financing agreement are collateralized by the equipment. The principal balance at March 30, 2007 was $405.

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

As of March 30, 2007, the aggregate amount of letters of credit issued under the Agreement was $4,049. A cash compensating balance of $4,187 (includes interest earned on account) was funded as of March 30, 2007 to secure the Company’s reimbursement obligation relating to the letters of credit (see Note 13).

9. ACCRUED LIABILITIES

Accrued liabilities as of March 30, 2007 and June 30, 2006 consisted of the following:

	March 30, 2007	June 30, 2006
Accrued vacation expense	$3,922	$3,541
Accrued salary expense	3,672	2,170
Accrued incentive compensation expense	6,366	—
Accrued employee benefit expense	266	1,106
Accrued sales tax expense	577	220
Accrued warranty expense	5,766	5,319
Accrued workers’ compensation expense	577	760
Accrued restructuring costs	1,574	2,551
Accrued income taxes payable	966	876
Accrued other	8,804	9,880

	$32,490	$26,423

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

Net income (loss) per share is calculated as follows:

	Thirteen Weeks Ended
	March 30, 2007	March 24, 2006
Basic net income (loss) per share:
Net income (loss)	$7,361	$(7,948)

Weighted average common shares outstanding	49,079,596	47,895,832
Basic net income (loss) per share	$0.15	$(0.17)
Diluted net income (loss) per share:
Net income (loss)	$7,361	$(7,948)
Interest and expense related to 3.5% senior unsecured convertible debt	306	—

Income (loss) for purposes of computing diluted net income (loss) per share	$7,667	$(7,948)

Weighted average common shares outstanding	49,079,596	47,895,832
Plus effect of:
Stock options and warrants	1,273,389	—
3.5% senior unsecured convertible debt	2,838,169	—

Weighted average common shares and common share equivalents	53,191,154	47,895,832

Diluted net income (loss) per share:	$0.14	$(0.17)

For the thirteen week periods ended March 30, 2007 and March 24, 2006, total potential common shares of 750,041 and 8,831,454, respectively, were excluded from the diluted net income (loss) per share calculation because they were antidilutive.

	Thirty-nine Weeks Ended
	March 30, 2007	March 24, 2006
Basic net income (loss) per share:
Net income (loss)	$14,807	$(38,487)

Weighted average common shares outstanding	48,465,640	47,855,679
Basic net income (loss) per share	$0.31	$(0.80)
Diluted net income (loss) per share:
Net income (loss)	$14,807	$(38,487)
Interest and expense related to 3.5% senior unsecured convertible debt	919	—

Income (loss) for purposes of computing diluted net income (loss) per share	$15,726	$(38,487)

Weighted average common shares outstanding	48,465,640	47,855,679
Plus effect of:
Stock options and warrants	899,463	—
3.5% senior unsecured convertible debt	2,838,169	—

Weighted average common shares and common share equivalents	52,203,272	47,855,679

Diluted net income (loss) per share:	$0.30	$(0.80)

For the thirty-nine week periods ended March 30, 2007 and March 24, 2006, total potential common shares of 1,791,549 and 8,983,032, respectively, were excluded from the diluted net income (loss) per share calculation because they were antidilutive.

11. COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive income, net of tax, if applicable, are as follows:

	March 30, 2007	June 30, 2006
Unrealized loss on marketable securities	$(3)	$(14)
Foreign currency translation gain	6,264	5,376

Accumulated other comprehensive income	$6,261	$5,362

The components of comprehensive income (loss) for the thirteen week and thirty-nine week periods ended March 30, 2007 and March 24, 2006 are as follows:

	Thirteen Weeks Ended
	March 30, 2007	March 24, 2006
Net income (loss)	$7,361	$(7,948)
Other comprehensive income (loss):
Unrealized loss on marketable securities	(18)	(30)
Foreign currency translation gain (loss)	149	(166)

Other comprehensive income (loss)	131	(196)

Comprehensive income (loss)	$7,492	$(8,144)

	Thirty-nine Weeks Ended
	March 30, 2007	March 24, 2006
Net income (loss)	$14,807	$(38,487)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	11	(13)
Foreign currency translation gain (loss)	888	(771)

Other comprehensive income (loss)	899	(784)

Comprehensive income (loss)	$15,706	$(39,271)

The Company accounts for certain intercompany loans that are denominated in foreign currencies as being permanent in nature, as settlement is not planned or anticipated in the foreseeable future. As such, foreign currency translation gains and losses related to these loans are excluded from net income (loss) and reported as a component of other comprehensive income (loss).

12. INCOME TAXES

The Company determines income taxes for each of the jurisdictions in which it operates. This determination involves estimating the Company’s actual current income tax payable and assessing temporary differences resulting from differing treatment of items, such as reserves and accruals, for tax and accounting purposes. Deferred taxes arise due to temporary differences in the basis of assets and liabilities and from net operating loss and tax credit carryforwards. In general, deferred tax assets represent future tax benefits to be received when certain expenses previously recognized in the Company’s statement of operations become deductible expenses under applicable income tax laws or net operating loss or tax credit carryforwards are utilized. Accordingly, realization of deferred tax assets is dependent on future taxable income against which these deductions, net operating losses and tax credits can be utilized. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Historical operating losses, scheduled reversals of deferred tax liabilities, projected future taxable income and tax planning strategies are considered in making this assessment.

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

As a result of cumulative losses the Company incurred in prior years, management previously recorded a valuation allowance against deferred tax assets. The Company expects to maintain the valuation allowance on deferred tax assets until it can sustain a level of profitability in the applicable tax jurisdictions that demonstrates its ability to utilize these assets. As of March 30, 2007, a valuation allowance on substantially all of the deferred tax assets remains, except in certain foreign jurisdictions where the Company has been consistently profitable. Income tax expense for the thirteen week and thirty-nine week periods ended March 30, 2007 arose primarily from the following: recognition of additional valuation allowance, current taxes paid or payable for federal alternative minimum tax (“AMT”), for which any AMT credit carryforward is offset by a valuation allowance and state and foreign income tax in those jurisdictions where offsetting loss carryforwards is not available or is limited.

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

13. COMMITMENTS AND CONTINGENCIES

Letters of Credit and Bank Guarantees:

The Company has outstanding letters of credit and bank guarantees which are collateralized by restricted cash. As of March 30, 2007, the commitments and restricted cash associated with outstanding letters of credit and bank guarantees were as follows:

	As of March 30, 2007
	Outstanding Commitments	Restricted Cash
Letters of credit issued under Agreement (see Note 8)	$4,049	$4,187
Other letters of credit and bank guarantees	646	646

Total	$4,695	$4,833

Restricted cash reflected in condensed consolidated balance sheet as:
Restricted cash (current, as terms of commitment less than 12-months)		$3,594
Other long-term assets		1,239

Total		$4,833

14. GUARANTEES

As of March 30, 2007, the Company did not have any outstanding guarantees, except for product warranties. The Company warrants its products against defects in materials and workmanship, generally for one to five years depending upon product lines and geographic regions. A provision for estimated future costs related to warranty activities is recorded when the product is shipped, based upon historical experience of product failure rates and historical costs incurred in correcting product failures. In addition, from time to time, the recorded amount is adjusted for specifically identified warranty exposures when unforeseen technical problems arise.

Changes in the Company’s warranty liability during the thirty-nine week period ended March 30, 2007 are as follows:

Balance as of June 30, 2006	$5,319
Warranties issued during the period	2,097
Settlements made during the period	(845)
Changes in the liability for pre-existing warranties during the period	(805)

Balance as of March 30, 2007	$5,766

In the normal course of business, the Company is party to certain off-balance sheet arrangements, including indemnification obligations and financial instruments with off-balance sheet risk, such as bank letters of credit and performance or surety bonds (see Notes 8 and 13). The Company’s Network Services segment uses surety bonds to secure performance obligations as a contractor in various state and local jurisdictions. To the extent that surety bonds become unavailable, the Company would need to replace the surety bonds or seek to secure the bonds or the Company’s obligation to reimburse the surety with letters of credit, cash deposits, or other suitable forms of collateral. As of March 30, 2007, the Company had $2,142 of outstanding surety bonds. Liabilities related to these arrangements are not reflected in the consolidated balance sheets, and the Company does not expect any material impact on its cash flows, results of operations or financial condition to result from these off-balance sheet arrangements.

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

Information about the Company’s industry segments for the thirteen week and thirty-nine week periods ended March 30, 2007 and March 24, 2006 is as follows:

	Broadband Systems Solutions	Network Services	Unallocated	Total
Thirteen week period ended March 30, 2007:
Net sales
Products	$56,260	$—	$—	$56,260
Content and operation management systems	15,536	—	—	15,536
Services	—	10,897	—	10,897

Total net sales	71,796	10,897	—	82,693
Depreciation, amortization and accretion	2,265	100	(432)	1,933
Income (loss) from operations	8,701	(1,235)	—	7,466
Income tax expense	—	—	708	708
Identifiable assets at March 30, 2007	246,370	16,240	100,643	363,253
Capital expenditures	1,884	29	—	1,913
Thirteen week period ended March 24, 2006:
Net sales
Products	$35,765	$—	$—	$35,765
Content and operation management systems	10,560	—	—	10,560
Services	—	14,057	—	14,057

Total net sales	46,325	14,057	—	60,382
Depreciation, amortization and accretion	2,346	122	—	2,468
Income (loss) from operations	(8,849)	818	—	(8,031)
Income tax expense	—	—	676	676
Identifiable assets at March 24, 2006	213,321	23,986	54,865	292,172
Capital expenditures	559	197	—	756
Thirty-nine week period ended March 30, 2007:
Net sales
Products	$154,213	$—	$—	$154,213
Content and operation management systems	44,151	—	—	44,151
Services	—	34,049	—	34,049

Total net sales	198,364	34,049	—	232,413
Depreciation, amortization and accretion	6,695	316	(432)	6,579
Income (loss) from operations	17,405	(1,842)	—	15,563
Income tax expense	—	—	2,358	2,358
Identifiable assets at March 30, 2007	246,370	16,240	100,643	363,253
Capital expenditures	4,251	216	—	4,467
Thirty-nine week period ended March 24, 2006:
Net sales
Products	$112,952	$—	$—	$112,952
Content and operation management systems	38,832	—	—	38,832
Services	—	38,760	—	38,760

Total net sales	151,784	38,760	—	190,544
Depreciation, amortization and accretion	8,292	346	—	8,638
Income (loss) from operations	(38,982)	1,701	—	(37,281)
Income tax expense	—	—	1,994	1,994
Identifiable assets at March 24, 2006	213,321	23,986	54,865	292,172
Capital expenditures	3,959	593	—	4,552

The Company and its subsidiaries operate in various geographic areas. The table below presents the Company’s sales by geographic area:

	Thirteen Weeks Ended
	March 30, 2007	March 24, 2006
Sales:
United States	$65,984	$43,394
Europe	11,403	11,602
Asia	2,702	2,931
Canada	552	795
Latin America	2,052	1,660

Total	$82,693	$60,382

	Thirty-nine Weeks Ended
	March 30, 2007	March 24, 2006
Sales:
United States	$189,840	$131,965
Europe	28,642	39,869
Asia	6,695	11,453
Canada	1,487	2,340
Latin America	5,749	4,917

Total	$232,413	$190,544

16. GAIN ON LITIGATION JUDGMENT

On April 20, 2006, the Company received a payment of $8,021, as a settlement resulting from litigation against SeaChange International, Inc for patent infringement. The award included damages, enhanced damages, interest and a percentage of attorney fees. Portions of the award are subject to contractual agreements with two third parties that provide for payment to each third party of a portion of the award amount. The Company recorded a gain of $1,238, net of a recovery of attorney fees of $407, from the distribution as a component of other income in its consolidated statement of operations during the fourth quarter of its fiscal year ended June 30, 2006. An initial distribution of a portion of the award was made to one of the third parties on June 30, 2006 in the amount of $3,168. The remaining $3,208 has been recorded as an accrued liability in the Company’s consolidated condensed balance sheet as of March 30, 2007, pending resolution of a dispute over which components of the award were subject to the terms of agreement with one of the third parties, which has not yet been resolved. The Company believes that the dispute will be resolved within the next 12 months. Any subsequent gain, if any, resulting from settlement of the award would be recorded by the Company at the time of resolution.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion addresses the financial condition of C-COR Incorporated as of March 30, 2007, and the results of our operations for the thirteen week and thirty-nine week periods ended March 30, 2007, compared to the same periods of the prior fiscal year. This discussion should be read in conjunction with the Management’s Discussion and Analysis section for the fiscal year ended June 30, 2006, included in the Company’s Annual Report on Form 10-K.

Disclosure Regarding Forward-Looking Statements

Some of the information presented in this report contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, among others, our ability to develop and expand our product offerings, our continued investment in research and product development, fluctuations in network upgrade activity and the level of future network upgrade activity, both domestically and internationally, future capital spending in European markets being driven by upgrades made by telecommunication providers to their networks in response to increased competition for enhanced broadband services, fluctuations in the global demand for our products, services and software, future sales revenue of our segments, including the anticipated decline in sales revenue for our Network Services segment in fiscal year 2008, both domestically and internationally, demand for our product line offerings in international markets, the effect of revenue levels in general, sales mix, competitive pricing, the timing of new product introductions and the timing of deployments of our content management and operational support software systems on our future overall gross margin, our expectation to maintain valuation allowances related to net tax benefits arising from temporary differences and operating loss carryforwards, our intention to continue our initiatives to achieve cost-effective operations, the adequacy of our cash and cash equivalent balances and our marketable securities to cover our operating cash requirements over the next 24 months, statements relating to our business strategy and the effect of accounting pronouncements required to be adopted by the Company. Forward-looking statements represent our judgment regarding future events. Although we believe we have a reasonable basis for these forward-looking statements, we cannot guarantee their accuracy and actual results may differ materially from those anticipated due to a number of known and unknown uncertainties. Factors that could cause actual results to differ from expectations include, among others, capital spending patterns of the communications industry, our ability to develop new and enhanced products, the timing for scheduled completion of certain projects and customer acceptance requirements, continued industry consolidation, the development of competing technologies, the effect of increased competition from satellite providers and telephone companies on the capital spending budgets of our cable customers, changes in the credit profiles of major customers that would lead us to restrict new orders of products and services or record an increase in the allowance for doubtful accounts, timing of recognizing software revenues, changes in our sales mix, the effect of competitive pricing, an impairment of goodwill recorded on our balance sheet, the success of our initiatives to achieve cost-effective operations, our ability to convert our backlog into sales, and our ability to achieve our strategic objectives. For additional information concerning these and other important factors that may cause our actual results to differ materially from expectations and underlying assumptions, please refer to the reports filed by us with the Securities and Exchange Commission.

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

Net sales for the thirteen week period ended March 30, 2007 were $82.7 million, an increase of 37% over the $60.4 million recorded in the same period of the prior year, reflecting higher revenues from the sale of products and content and operations management systems. This increase was partially offset by a reduction in technical services revenues during the quarter. During the thirteen-week period ended March 30, 2007, we made a strategic decision to de-emphasize certain projects of our Network Services operating segment where we cannot compete profitably, and on a going forward basis, be more selective with the types of service we provide. As a result, we anticipate our Network Services segment sales to decline in fiscal year 2008. Our largest customers during the quarter were Time Warner Cable, Cox Communications, and Comcast Corporation accounting for 34%, 15% and 14%, respectively, of net sales. International customers accounted for 20% of net sales. Gross margins were 41.6% during the thirteen week period ended March 30, 2007, compared to gross margins of 32.7% for the same period of the prior year. Gross margins increased during the quarter for both products and content and operations management systems, and were partially offset by a decline in technical services gross margins during the period compared to the same period a year ago. Product gross margins for the same period of the prior year were adversely affected by a $618,000 charge related to inventory associated with certain transport product lines due to the Company’s decision to cease selling certain product lines. Selling and administrative expense as a percent of sales were 20% for the thirteen week period ended March 30, 2007, compared to 24.6% for the same period of the prior year. Research and product development costs as a percent of sales were 10.5% for the thirteen week period ended March 30, 2007, compared to 14.7% for the same period of the prior year.

At March 30, 2007, we had recorded $131.0 million of goodwill and $2.6 million of other intangible assets, net. While goodwill is no longer amortized, we are required to assess whether goodwill is impaired at least annually and more frequently if circumstances warrant. Our annual assessment was performed during the thirteen week period ended March 30, 2007, and no impairment was indicated. In the future, if an impairment of goodwill is indicated, it could result in a substantial charge to earnings, which would have a material adverse effect on our results of operation and financial position in the period in which such impairment is recorded.

Results of Operations

The following table contains information regarding the percentage of net sales of our condensed consolidated statements of operations for the thirteen week and thirty-nine week periods ended March 30, 2007 and March 24, 2006.

	Percentages of Net Sales
	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	March 30, 2007	March 24, 2006	March 30, 2007	March 24, 2006
Net sales:
Products	68.0%	59.2%	66.4%	59.3%
Content and operations management systems	18.8	17.5	19.0	20.4
Services	13.2	23.3	14.6	20.3

Total net sales	100.0	100.0	100.0	100.0

Cost of sales:
Products	38.4	36.1	39.6	37.9
Content and operations management systems	7.9	10.1	7.3	10.5
Services	12.1	20.1	13.5	17.7
Excess and obsolete inventory charge	0.0	1.0	0.0	4.4

Total cost of sales	58.4	67.3	60.4	70.5

Gross margin	41.6	32.7	39.6	29.5

Operating expenses:
Selling and administrative	20.0	24.6	20.5	26.4
Research and product development	10.5	14.7	10.5	15.5
Amortization of intangibles	1.0	1.5	1.1	1.9
Impairment charges	0.0	3.0	0.0	3.7
Loss (gain) on sale of product line	0.0	(3.2)	0.1	(1.0)
Restructuring charge	1.1	5.4	0.7	2.6

Total operating expenses	32.6	46.0	32.9	49.1

Income (loss) from operations	9.0	(13.3)	6.7	(19.6)

Other income (expense), net:
Interest expense	(0.4)	(0.6)	(0.5)	(0.5)
Investment income	1.1	0.7	1.0	0.6
Foreign exchange gain (loss)	(0.3)	0.8	0.0	0.1
Other income, net	0.4	0.3	0.2	0.2

Income (loss) before income taxes	9.8	(12.1)	7.4	(19.2)
Income tax expense	0.9	1.1	1.0	1.0

Net income (loss)	8.9%	(13.2)%	6.4%	(20.2)%

The tables below set forth our net sales for the thirteen week and thirty-nine week periods ended March 30, 2007 and March 24, 2006, for each of our reportable segments.

	Thirteen Weeks Ended
	(in millions of dollars)
	March 30, 2007		Change from Prior Period %	March 24, 2006
Operating Segment	Net Sales	%		Net Sales	%
Broadband Systems Solutions:
Products	$56.3	68	57	$35.8	59
Content and operations management systems	15.5	19	46	10.6	18

Total Broadband Systems Solutions	71.8	87	55	46.4	77
Network Services	10.9	13	(22)	14.0	23

	$82.7	100	37	$60.4	100

	Thirty-nine Weeks Ended
	(in millions of dollars)
	March 30, 2007		Change from Prior Period %	March 24, 2006
Operating Segment	Net Sales	%		Net Sales	%
Broadband Systems Solutions:
Products	$154.2	66	37	$112.9	59
Content and operations management systems	44.2	19	14	38.8	21

Total Broadband Systems Solutions	198.4	85	31	151.7	80
Network Services	34.0	15	(12)	38.8	20

	$232.4	100	22	$190.5	100

The table below sets forth our net sales for the thirteen week and thirty-nine week periods ended March 30, 2007 and March 24, 2006 by geographic region.

	Thirteen Weeks Ended
	(in millions of dollars)
	March 30, 2007		Change from Prior Period %	March 24, 2006
Geographic Region	Net Sales	%		Net Sales	%
United States	$66.0	80	52	$43.4	72
Europe	11.4	14	(2)	11.6	19
Asia	2.7	3	(7)	2.9	5
Canada	.5	1	(38)	.8	1
Latin America	2.1	2	24	1.7	3

Consolidated	$82.7	100	37	$60.4	100

	Thirty-nine Weeks Ended
	(in millions of dollars)
	March 30, 2007		Change from Prior Period %	March 24, 2006
Geographic Region	Net Sales	%		Net Sales	%
United States	$189.8	82	44	$132.0	69
Europe	28.6	12	(28)	39.9	21
Asia	6.7	3	(41)	11.4	6
Canada	1.5	1	(35)	2.3	1
Latin America	5.8	2	18	4.9	3

Consolidated	$232.4	100	22	$190.5	100

Net Sales. Net sales increased 37% and 22% for the thirteen week and thirty-nine week periods ended March 30, 2007, respectively, compared to the same periods of the prior year. The higher revenues for the thirteen week and thirty-nine week periods resulted primarily from increased sales of products and content and operations management systems. These increases were partially offset by a decline in revenue from technical services.

Broadband Systems Solutions segment sales increased 55% and 31% for the thirteen week and thirty-nine week periods ended March 30, 2007, respectively, compared to the same periods of the prior year. The sales of network products increased 57% and 37% for the thirteen week and thirty-nine week periods ended March 30, 2007, respectively, primarily as a result of increased upgrade requirements for domestic customers. Sales of network products to international customers were up slightly during the thirteen week period ended March 30, 2007, primarily in Europe and Latin America, but reflect a decline for the thirty-nine week period as a result of lower sales to certain customers in Europe and Asia. We believe the increased revenues for network products is related to expansion and upgrades by Time Warner and Comcast, as a result of their acquisitions of substantially all of the assets of Adelphia Communications Corporation, and in general, upgrades by domestic cable operators to expand system bandwidth requirements in order to provide enhanced broadband services, including high definition television, high-speed Internet, voice over Internet, voice over Internet Protocol, digital video, and interactive and on demand video services. Content and operations management systems sales increased 46% and 14% for the thirteen week and thirty-nine week periods ended March 30, 2007, respectively, due primarily to higher revenues of content and operations management systems to Time Warner, which was partially offset by lower sales to international customers, primarily in Europe and Canada. Content and operations management systems revenues are derived from sales under multiple element arrangements whereby revenues are recognized using the completed contract method of accounting or, in some cases, are recognized ratably over the delivery period. As a result, systems revenues are affected by the timing of new orders and customer acceptance requirements. Software license and associated professional services revenue for our mobile workforce software product line is recognized using the percentage of completion method of accounting due to our ability to reliably estimate contract costs at the inception of the contracts.

Network Services segment sales decreased 22% and 12% for the thirteen week and thirty-nine week periods ended March 30, 2007, respectively, compared to the same periods of the prior year. The lower sales were primarily the result of the completion of upgrade projects with a certain customer as of the end of fiscal year 2006. The Company anticipates its Network Services segment sales to decline in fiscal year 2008, as we plan to de-emphasize certain services for which we cannot compete profitably and become more selective as we move forward with the types of service we provide.

Domestic sales increased 52% and 44% for the thirteen week and thirty-nine week periods ended March 30, 2007, respectively, due primarily to increased Broadband Systems Solutions segment sales to Time Warner Cable, Cox Communications, and Comcast Corporation, which were partially offset by lower Network Services segment sales.

International sales decreased 2% and 27% for the thirteen week and thirty-nine week periods ended March 30, 2007, respectively. The slight decline in the quarter was a result of lower content and operations management systems sales which more than offset an increase in network product sales during the period. The decline for the thirty-nine week period is due primarily to lower Broadband Systems Solutions segment sales of network products due to lower sales to certain customers, primarily in Europe and Asia. We believe that future capital spending in European markets will be primarily driven by increased competition for enhanced broadband services requiring telecommunication providers to upgrade their networks to support these enhanced services. We expect demand for our product line offerings in international markets will continue to be highly variable. The international markets represent distinct markets in which capital spending decisions for network equipment and solutions are affected by a variety of factors, including access to financing and general economic conditions.

Backlog: The table below sets forth our backlog by operating segment as of March 30, 2007 compared to December 29, 2006:

Backlog as of March 30, 2007:	(in millions of dollars)
Operating Segment	12-month backlog	Greater than 12-month backlog	Total Backlog	% of Total
Broadband Systems Solutions:
Products	$34.5	$—	$34.5	29
Content and operations management systems	45.1	16.6	61.7	53

Total Broadband Systems Solutions	79.6	16.6	96.2	82
Network Services	20.6	—	20.6	18

Total contract backlog	$100.2	$16.6	$116.8	100

% of total	86	14	100

Backlog as of December 29, 2006:	(in millions of dollars)
Operating Segment	12-month backlog	Greater than 12-month backlog	Total Backlog	% of Total
Broadband Systems Solutions:
Products	$34.5	$—	$34.5	29
Content and operations management systems	43.7	15.5	59.2	51

Total Broadband Systems Solutions	78.2	15.5	93.7	80
Network Services	23.6	—	23.6	20

Total contract backlog	$101.8	$15.5	$117.3	100

% of total	87	13	100

Our total contract backlog is defined as the revenue we expect to generate in future periods from existing customer contracts. Our 12-month backlog is defined as the revenue we expect to generate from customer contracts over the next 12 months. For the Broadband Systems Solutions segment, the majority of orders in backlog for products typically result in revenue over the next six months. Orders for content and operations management systems include software license fees, maintenance fees, systems and services specified in executed contracts, for which the timing of revenue can be affected by both contract performance and the application of accounting principles to the specific terms of the contract, typically resulting in the recognition of revenues over longer periods. As a result, a portion of our content and operations management systems backlog is expected to generate revenues in periods that extend beyond the next 12 months. Our Network Services backlog typically includes a portion that will result in revenue over the latter part of the twelve month period. During the thirteen week period ended March 30, 2007 there was a reduction in our Network Services backlog of $3.2 million related to the Company’s decision to exit a certain Network Services contract.

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

Gross Margin. The following table sets forth our gross margins by operating segment during the thirteen week and thirty-nine week periods ended March 30, 2007 compared to the same periods of the prior year.

	Thirteen Weeks Ended
Operating Segment	March 30, 2007 Gross Margin %	Change Points	March 24, 2006 Gross Margin %
Broadband Systems Solutions:
Products	43.6	6.2	37.4
Content and operations management systems	57.7	15.5	42.2
Total Broadband Systems Solutions	46.7	8.2	38.5
Network Services	8.1	(5.5)	13.6
Consolidated	41.6	8.9	32.7

	Thirty-nine Weeks Ended
Operating Segment	March 30, 2007 Gross Margin %	Change Points	March 24, 2006 Gross Margin %
Broadband Systems Solutions:
Products	40.3	11.6	28.7
Content and operations management systems	61.3	12.9	48.4
Total Broadband Systems Solutions	45.0	11.2	33.8
Network Services	7.8	(5.2)	13.0
Consolidated	39.6	10.1	29.5

Consolidated gross margins were 41.6% and 39.6% for the thirteen week and thirty-nine week periods ended March 30, 2007, respectively, compared to 32.7% and 29.5% for the same periods of the prior year. Broadband Systems Solutions segment gross margins increased for the thirteen week and thirty-nine week periods ended March 30, 2007, for both products and content and operations management systems, as a result of higher volumes and changes in sales mix during the periods. Product gross margins for the thirteen week and thirty-nine week periods of the prior year were adversely affected by charges of $618,000 and $8.4 million, respectively, related to inventory associated with certain transport product lines, based on management’s assessment of market conditions for those product lines. Network Services segment gross margins declined for the thirteen week and thirty-nine week periods due to lower sales volume and performance difficulty on certain projects. We anticipate that our future gross margins in both of our business segments will continue to be affected by many factors, including revenue levels in general, sales mix, competitive pricing pressures, the timing of new product introductions and the timing of deployments for certain of our content management and operational support software solutions.

Selling and Administrative. Selling and administrative expenses were $16.5 million and $47.7 million for the thirteen week and thirty-nine week periods ended March 30, 2007, respectively, compared to $14.9 million and $50.2 million for the same periods of the prior year. Selling and administrative expenses increased 11% for the thirteen week period ended March 30, 2007, primarily as a result of higher personnel, marketing and administrative expenses. Selling and administrative expenses declined 5% for the thirty-nine week period ended March 30, 2007, primarily as a result of lower personnel and administrative expenses resulting from restructuring initiatives implemented in order to improve our cost structure. Selling and administrative expense declined as a percent of sales to 20.0% and 20.5% for the thirteen week and thirty-nine week periods ended March 30, 2007, respectively, compared to 24.6% and 26.4% for the same periods of the prior year.

Research and Product Development. Research and product development expenses were $8.7 million and $24.2 million for the thirteen week and thirty-nine week periods ended March 30, 2007, respectively, compared to $8.9 million and $29.5 million for the same periods of the prior year. Research and product development expenses decreased 2% and 18% for the thirteen week and thirty-nine week periods ended March 30, 2007, respectively, due primarily to lower personnel costs resulting from workforce reductions. Our research and product development expenses consist primarily of the compensation of development personnel, depreciation of development and test equipment, project expenses to support product development initiatives, and program services. We believe sustained commitment to product development efforts will be required for us to remain competitive, and anticipate continuing investments in research and product development in future periods related to network infrastructure products and content and operations management systems.

Operating Income (Loss) By Segment. The tables below set forth our operating income (loss), excluding unallocated items, for the thirteen week and thirty-nine week periods ended March 30, 2007 and March 24, 2006, for each of our reportable segments.

	Thirteen Weeks Ended
	(in millions of dollars)
Operating Segment	March 30, 2007 Operating Income (Loss)	Change from Prior Period $	March 24, 2006 Operating Income (Loss)
Broadband Systems Solutions	$8.7	17.5	$(8.8)
Network Services	(1.2)	(2.0)	0.8

	Thirty-nine Weeks Ended
	(in millions of dollars)
Operating Segment	March 30, 2007 Operating Income (Loss)	Change from Prior Period $	March 24, 2006 Operating Income (Loss)
Broadband Systems Solutions	$17.4	56.4	$(39.0)
Network Services	(1.8)	(3.5)	1.7

The operating income for the Broadband Systems Solutions segment for the thirteen week and thirty-nine week periods ended March 30, 2007, compared to operating losses for the same periods of the prior year, which was attributable to higher revenues and improved gross margins. In addition, the operating losses in the prior year included the previously discussed inventory charges as well as an impairment charge of $7.1 million, including $5.3 million associated with the decision to cease sales and marketing activities related to certain transport product lines, and $1.8 million associated with the divestiture of our operations in Mulgrave, Australia. In addition, we recorded a gain of $2.0 million in the prior year associated with the divestiture of our digital video product line. The operating losses for the Network Services segment for the thirteen week and thirty-nine week periods ended March 30, 2007, compared to operating income for the same periods of the prior year was due to lower revenues and gross margins, as well as restructuring charges incurred during the periods resulting from termination of a certain technical service contract and the strategic decision to de-emphasize certain service offerings.

Investment Expense and Investment Income. Interest expense was $359,000 and $1.1 million for the thirteen week and thirty-nine week periods ended March 30, 2007, respectively, compared to $341,000 and $990,000 for the same periods of the prior year. The increase in interest expense resulted primarily from additional financing for the purchase of machinery and equipment in the fourth quarter of fiscal year 2006 and first quarter of fiscal year 2007.

Investment income was $928,000 and $2.4 million for the thirteen week and thirty-nine week periods ended March 30, 2007, respectively, compared to $458,000 and $1.1 million for the same periods of the prior year. The increase in investment income was a result of a higher average investment balance and improved investment returns during the periods.

Income Tax Expense. Income tax expense was $708,000 and $2.4 million for the thirteen week and thirty-nine week periods ended March 30, 2007, respectively, compared to $676,000 and $2.0 million for the same periods of the prior year. Income taxes for the thirteen week and thirty-nine week periods ended March 30, 2007 arose primarily from the following: recognition of additional valuation allowance, current taxes paid or payable for federal alternative minimum tax (“AMT”), for which any AMT credit carryforward is offset by a valuation allowance, and state and foreign income tax in those jurisdictions where offsetting loss carryforwards are not available or are limited.

Liquidity and Capital Resources

	March 30, 2007	June 30, 2006
	(In millions of dollars)
Balance sheet data (at period end)
Cash and cash equivalents	$44.4	$44.7
Marketable securities	47.1	16.3

	Thirty-nine Weeks Ended
	March 30, 2007	March 24, 2006
	(In millions of dollars)
Statements of cash flows data:
Net cash provided by (used in) operating activities	$24.4	$(13.9)
Net cash provided by (used in) investing activities	(34.3)	2.9
Net cash provided by financing activities	9.3	.6

The aggregate of our cash and cash equivalents and marketable securities increased as of March 30, 2007, primarily as a result of positive cash flow generated from operations during the thirty-nine week period. Working capital was $111.1 million at March 30, 2007 compared to $76.4 million at June 30, 2006.

As of March 30, 2007, we had total restricted cash of $4.8 million. Restricted cash relates to commitments under the terms of our letter of credit agreement with a bank, where we are required to maintain cash collateral of 102% of the amount that can be drawn on issued letters of credit, as well as bank guarantees associated with certain vendor obligations. The restricted cash balances are classified in the condensed consolidated balance sheet as either current or long-term, depending upon the expiration term associated with the commitment (see Note 13).

Net cash provided by operating activities was $24.4 million for the thirty-nine week period ended March 30, 2007, compared with net cash used of $13.9 million for the same period of the prior year. The major elements of cash provided by operations for the thirty-nine week period ended March 30, 2007 include net income for the period of $14.8 million, which is adjusted for non-cash items such as depreciation and amortization and stock-based compensation, and an increase in accounts payable, accrued liabilities and deferred revenue during the period. These changes were partially offset by increased inventory, accounts receivables and other assets during the period.

Net cash used in investing activities was $34.3 million for the thirty-nine week period ended March 30, 2007 compared to cash provided by investing activities of $2.9 million for the same period of the prior year. The cash used in investing activities during the thirty-nine week period was primarily comprised of $51.6 million for the purchase of marketable securities and $4.5 million for the purchase of property, plant and equipment, which were offset by proceeds from sale and maturities of marketable securities of $21.4 million and $388,000 of cash proceeds from the sale of a product line. The major elements of cash provided by investing activities during the same period of the prior year were $16.4 million of proceeds from maturities of marketable securities and $3.3 million from the sale of a product line, which were partially offset by $12.4 million for the purchase of marketable securities and $4.6 million for the purchase of property, plant and equipment.

Net cash provided by financing activities was $9.3 million for the thirty-nine week period ended March 30, 2007, compared to $584,000 for the same period of the prior year. Cash provided by financing activities during the thirty-nine week period ended March 30, 2007 was primarily a result of $9.6 million of proceeds from the exercise of stock options, which were partially offset by payments of debt and capital lease obligations of $283,000. The major element of cash provided by financing activities during the same period of the prior year was $670,000 of proceeds from the exercise of stock options which were partially offset by payments of debt and capital lease obligations of $146,000.

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

Our $35.0 million aggregate principal amount of notes, issued in December 2004, requires semi-annual interest payments at an annual rate of 3.5% on June 30 and December 30. The notes mature on December 30, 2009. As of March 30, 2007, we had a restructuring accrual of $1.6 million which includes $147,000 related to employee termination benefits to be paid out over the first quarter of fiscal year 2008, and $1.4 million related to contractual obligations for leased facilities and equipment, which will be paid over the respective lease terms through 2014, unless terminated earlier. In addition, additional amounts may be owed to third parties related to a portion of the proceeds we received from a litigation judgment. As of March 30, 2007, we had accrued $6.4 million associated with employee incentive compensation under the Company’s Fiscal Year 2007 Profit Incentive Plan which is expected to be paid in the first quarter of fiscal year 2008.

Taking into account the fixed charges associated with our long-term debt obligations, amounts which may be owed to third parties from proceeds received from the litigation judgment, restructuring accruals, and employee incentive compensation payments, we believe remaining cash and cash equivalents balances, and our marketable securities will be adequate to cover our operating cash requirements over the next 24 months. However, we may find it necessary or desirable to seek financing to support our capital needs and provide funds for additional strategic initiatives, including acquiring or investing in complementary businesses, products, services, or technologies. Accordingly, this may require third-party financing or equity-based financing, such as issuance of common stock, preferred stock, or subordinated convertible debt securities and warrants, which would be dilutive to existing shareholders. We do not currently have any committed lines of credit or other available credit facilities that could be utilized for capital requirements, and it is uncertain whether such facilities could be obtained in sufficient amounts or on acceptable terms.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 establishes a recognition threshold and measurement attribute for income tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 also prescribes a two-step evaluation process for tax positions. The first step is recognition and the second is measurement. For recognition, an enterprise judgmentally determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of related appeals or litigation processes, based on the technical merits of the position. If the tax position meets the more-likely-than-not recognition threshold it is measured and recognized in the financial statements as the largest amount of tax benefit that is greater than 50% likely of being realized. If a tax position does not meet the more-likely-than-not recognition threshold, no benefit is recognized in the financial statements.

Tax positions that meet the more-likely-than-not recognition threshold at the effective date of FIN 48 may be recognized, or continue to be recognized, upon adoption of FIN 48. The cumulative effect of applying the provisions of FIN 48 shall be reported as an adjustment to the opening balance of retained earnings for the fiscal year in which FIN 48 is adopted. FIN 48 will apply to fiscal years beginning after December 15, 2006. We are currently evaluating the impact FIN 48 will have on our consolidated financial statements when it becomes effective for us in fiscal year 2008 and are unable, at this time, to quantify the impact, if any, on retained earnings at the time of adoption.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Earlier application is encouraged provided that the reporting entity has not yet issued financial statements for that fiscal year including financial statements for an interim period within that fiscal year. We are currently assessing SFAS No. 157 and have not yet determined the impact that the adoption of SFAS No. 157 will have on our results of operations and financial position when it becomes effective for us in fiscal year 2009.

In September 2006, the Securities and Exchange Commission (SEC) released SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” (“SAB 108”), which addresses how uncorrected errors in previous years should be considered when quantifying errors in current-year financial statements. SAB 108 requires registrants to consider the effect of all carry over and reversing effects of prior-year misstatements when quantifying errors in current-year financial statements. SAB 108 does not change the SEC staff’s previous guidance on evaluating the materiality of errors. SAB 108 allows registrants to record the effects of adopting SAB 108 as a cumulative-effect adjustment to retained earnings. This adjustment must be reported in the annual financial statements of the first fiscal year ending after November 15, 2006. We are currently evaluating the impact SAB 108 will have on our consolidated financial statements when it becomes effective for the Company as of June 29, 2007 and we are unable, at this time, to quantify the impact, if any, on our results of operations, financial position and retained earnings at the time of adoption.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently assessing SFAS 159 and have not yet determined the impact that the adoption of SFAS 159 will have on our results of operations and financial position.

In June 2006, the FASB ratified EITF No. 06-3, “Disclosure Requirements for Taxes Assessed by a Government Authority on Revenue-Producing Transactions.” EITF 06-3 requires disclosure of a company’s accounting policy with respect to presentation of taxes collected on a revenue producing transaction between a seller and a customer. For taxes that are reported on a gross basis (included in revenue and costs), EITF 06-3 also requires disclosure of the amount of taxes included in the financial statements. We record taxes on a net basis. EITF 06-3 was effective for the Company beginning December 30, 2006 and it did not have a material effect on the Company’s consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the Company’s exposure to market risk since June 30, 2006.

Item 4.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures

Our chief executive officer and our chief financial officer have evaluated the effectiveness of our disclosure controls and procedures related to our reporting and disclosure obligations as of March 30, 2007, which is the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective.

(b)	Changes in Internal Control over Financial Reporting

There were no changes that occurred during the fiscal quarter ended March 30, 2007 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in Part I, Item 1A of the Company’s Form 10-K for fiscal year 2006.

Item 6.	Exhibits

The following exhibits are included herein:

(10)(1)	Letter of separation between C-COR Incorporated and David E. Levitan dated February 20, 2007

(15)	Letter re: Unaudited Interim Financial Information.

(31)(1)	Rule 13a-14(a) and 15d-14(a) Certification of Chief Executive Officer

(31)(2)	Rule 13a-14(a) and 15d-14(a) Certification of Chief Financial Officer

(32)(1)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

(32)(2)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

C-COR Incorporated (Registrant)

Date: May 9, 2007	/s/ DAVID A. WOODLE
Chief Executive Officer

Date: May 9, 2007	/s/ WILLIAM T. HANELLY
Chief Financial Officer
(Principal Financial Officer)

Date: May 9, 2007	/s/ JOSEPH E. ZAVACKY
Controller & Assistant Secretary
(Principal Accounting Officer)