Form 10-K
period 2007-06-29
C-COR INC
filed 2007-09-12
CIK 350621

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 29, 2007

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

As of December 29, 2006 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the voting stock held by non-affiliates of the Registrant was $455,699,090. Such aggregate market value was computed by reference to the closing price of the Common Stock of the Registrant as reported on the Nasdaq Global Market for December 29, 2006. For purposes of making this calculation only, the Registrant has defined affiliates as including all directors, executive officers and beneficial owners of more than ten percent (as disclosed in its most recent Schedule 13G filed with the SEC) of the Common Stock of the Registrant.

As of August 24, 2007, the Registrant had 50,287,868 shares of Common Stock outstanding.

Documents Incorporated by Reference:

Part III of this Form 10-K incorporates by reference portions of the Registrant’s definitive Proxy Statement for its 2007

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

Factors that could cause actual results to differ from expectations include:

•	the global demand for C-COR’s products, content and operations management systems, and services;

•	capital spending patterns of the communications industry and our customers;

•	changes in the financial condition of significant customers;

•	continued industry consolidation leading to a smaller number of customers;

•	the development of competing technologies and our ability to develop new and enhanced products, content and operations management systems, and services;

•	the overall mix of our sales of particular products, content and operations management systems, and professional services, which have varying profit margins;

•	the timing of revenue recognition, particularly with respect to content and operations management systems;

•	our ability to design, manufacture, and market new offerings in a timely manner;

•	the affect acquisitions and investments could have on our business and financial results;

•	our ability to retain our key personnel and recruit additional key personnel;

•	our reliance on several key components, subassemblies, and modules used in our products and systems;

•	changes in international trade laws, regulations, or political climate in Mexico;

•	changes in the regulatory, political and economic environment in Europe and Asia;

•	our ability to compete against larger, more established competitors;

•	risks associated with international operations;

•	our dependency on channel partners to sell our products in certain areas;

•	the adequacy of future capital availability;

•	our ability to forecast operating results;

•	our ability to protect our intellectual property rights, patent applications, and licensing arrangements;

•	changes in our profitability that affect our income tax expense (benefit) and changes associated with valuation allowances against our deferred tax assets;

•	risks associated with complying with environmental regulations; and

•	risks associated with compliance with regulations on corporate governance and disclosure standards.

This listing of factors is not intended to include all potential risk factors. Readers are cautioned not to place undue reliance on these forward looking statements, which apply only as of the date of this report. C-COR makes no commitment to update these factors or to revise any forward-looking statements for events or circumstances occurring after the statement is issued, except as required by law. For additional information regarding risks associated with our business, see Item 1A. “Risk Factors.”

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

The charters of the Audit Committee, the Compensation Committee, and the Governance & Nominating Committee of C-COR’s Board of Directors, together with C-COR’s Code of Ethics for Senior Operational and Financial Leadership and C-COR’s Code of Ethics for Employees as well as additional information regarding C-COR’s corporate governance are available on C-COR’s website at www.c-cor.com and will be made available, without charge, in print to any shareholder who requests such documents from Investor Relations, C-COR Incorporated, 60 Decibel Road, State College, Pennsylvania 16801.

Item 1.	Business

Overview

C-COR Incorporated (C-COR), headquartered in State College, Pennsylvania, is a global provider of integrated network solutions that include products, content and operations management systems, and professional services for broadband networks. Our core strategy is to lead network operators through the transition to Internet Protocol-based networks by leveraging our extensive global installed base of products and experienced workforce to deliver network solutions that meet the business needs of our customers.

C-COR was organized as a corporation under the laws of the Commonwealth of Pennsylvania on June 30, 1953.

In fiscal year 2007, C-COR operated through two business segments: Broadband Systems Solutions and Network Services. On June 4, 2007, we announced the sale of a portion of our Network Services segment, related to our outside plant and installation services business, to Source Broadband Services, LLC. At the same time, we stated that we will focus on high-end network design and integration services in support of our products and content and operations management systems business lines. Beginning in fiscal year 2008, these professional services activities will be managed and the financial results reported within our Broadband Systems Solutions segment.

Our Broadband Systems Solutions segment is comprised of two business lines; products and content and operations management systems, which include on demand content and operations management systems.

Products: Our product portfolio includes the flexible, scalable, one Gigahertz amplitude modulation headend/hub optical platform and line of optical nodes, a full offering of radio frequency amplifiers, and a Gigabit Ethernet optical transport system for business services applications. These products are designed to help customers build and maintain sustainable, competitive broadband networks. Personnel associated with this business line are located primarily in Wallingford, Connecticut, Tijuana, Mexico, and State College, Pennsylvania and are responsible for development, management, production, support and services for our integrated product platforms.

Content and Operations Management Systems: Our content and operations management systems includes our unified video delivery platform that combines our expertise in on demand, advertising and switched digital video technology and our application-oriented operations support software for managing networks, services, and mobile workforce. Personnel associated with this business line are located primarily in Beaverton, Oregon and State College, Pennsylvania and are responsible for development, integration, management, implementation, support, and service for our content and operations management systems.

Our Network Services segment provides professional services for engineering, design, and deployment of advanced applications over broadband networks, including network design, network integration, and consulting to a variety of customers.

Our principal customers include all of the largest cable operators in the United States, such as Cablevision Systems, Charter Communications, Comcast Corporation, Cox Communications, Insight Communications, Mediacom Communications, and Time Warner Cable; a number of smaller domestic cable operators; and numerous international cable operators, including Liberty Global, Inc., Ono and Virgin Media, Inc. These customers operate complex, sophisticated broadband networks which deliver a wide variety of video, voice, and data services, including video on demand, high definition television, and voice over Internet Protocol, to homes and businesses. Our customer base also includes telephone companies and broadcasters who purchase various products and services.

See Note 23 to the Consolidated Financial Statements in Item 8 of this Form 10-K for financial information relating to each of our business segments for fiscal years 2007, 2006, and 2005.

Industry Overview

Over the past decade, United States cable operators have spent billions of dollars to upgrade their networks to deliver digital video and two-way services such as high speed data, video on demand, and telephony. As global cable operators maximize their investment in their networks, we believe that our business will be driven by the following industry dynamics and trends:

Competition Between Cable Operators and Telephone Companies is Increasing. Telephone companies are aggressively offering high-speed data services and are making progress in offering video services to the residential market. AT&T Inc. and Verizon Communications have publicly stated that they will spend billions of dollars to equip their networks to offer video service, once a service offered only by cable and satellite providers. Likewise, telephone companies have been increasingly competitive on pricing for higher speed data services, again to compete with the cable companies. In addition, cable companies are launching Internet Protocol-based telephone service. Independent communications providers of multiple services are challenging both cable and telephone companies by using their infrastructures to offer those services at lower prices.

Improved Conditions for Many Large Cable Operators. During the past five years, the global communications industry experienced a downturn as a result of an economic recession and financial difficulties, including financial restructurings of large cable operators such as Adelphia Communications, Virgin Media, Inc. and Liberty Global/UPC. In July 2006, Time Warner Cable and Comcast Corporation acquired substantially all of the assets of Adelphia Communications which historically, was one of our largest customers. Although restructurings and consolidation continue, we believe the financial condition of many of our cable operator customers has stabilized or improved and that they are now positioned to invest capital in their networks, particularly for solutions that support deployment of advanced services and reduce operating expenses.

Personalized Programming is Becoming More Readily Available and Across Multiple Platforms. Increased demand for bandwidth capacity of cable systems is developing as content providers (Google, Yahoo, YouTube, ABC, CBS, NBC, movie and music studios, and gaming vendors) are offering personalized content across multiple venues. For example, broadcast network shows and user-generated (UG) content, such as video downloads, personalized web pages, and video and photo sharing, have become commonplace on the Internet. Likewise, certain cable operators are experimenting with offering more content through the use of network personal video recorders (nPVRs) which, once copyright issues are resolved, will add more traffic to the networks. Another bandwidth intensive service being offered by a major cable operator allows cable video subscribers to re-start programs on demand if they miss the beginning of a television show (time-shifted television).

Growth in Enhanced Broadband Services Requires Continued Upgrades by Domestic and International Cable Operators. Cable operators are offering enhanced broadband services, including high definition television, digital video, interactive and on demand video services, high speed Internet and voice over Internet Protocol. As these enhanced broadband services continue to attract new subscribers, we expect that cable operators will be required to invest in their networks to expand network capacity and support increased customer demand for personalized services. In the access portion, or “last-mile,” of the network, operators will need to upgrade headends, hubs, nodes, and radio frequency distribution equipment. While many domestic cable operators have substantially completed initial network upgrades necessary to provide enhanced broadband services, they will need to take a scalable approach to continue upgrades as new services are deployed. In addition, many international cable operators have not yet completed the initial upgrades necessary to offer such enhanced broadband services.

Growing Demand for Bundled Services—Video, Voice, and Data. In response to increased competition from telecommunication service providers and direct broadcast satellite operators, cable operators have not only upgraded their networks to cost effectively support and deliver enhanced video, voice, and data, but continue to invest significantly to offer a “triple play” bundle of these services. The ability to cost effectively deliver personalized, bundled services helps cable operators reduce subscriber turnover and increase revenue per subscriber. As a result, the focus on such services is driving cable operators to continue to invest in network infrastructure, content management, digital advertising insertion, and back office automation tools.

Cable Operators are Demanding Advanced Network Technologies and Software Solutions. The increase in volume and complexity of the signals transmitted over broadband networks as a result of the migration to an all digital, on demand network (Federal mandate for completion by February 2009) is causing cable operators to deploy new technologies. For example, transport technologies based on Internet Protocol allow cable operators to more cost effectively deliver video, voice, and data across a common network infrastructure. Cable operators are also demanding sophisticated network and service management software applications that minimize operating expenditures needed to support the complexity of two-way broadband communications systems. As a result, cable operators are focusing on technologies and products that are flexible, cost effective, compliant with open industry standards, and scalable to meet subscriber growth and effectively deliver reliable, enhanced services.

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

Strategy Overview

Our core strategy is to facilitate the transition by network operators from their existing hybrid fiber coax networks to on demand, Internet Protocol networks by leveraging our extensive installed base of products and dedicated global workforce to deliver complete, interoperable solutions for helping network operators build the infrastructure and reduce the complexity of managing their networks. Our mission is to simplify technology, facilitate its implementation, and enable operators to put their subscribers in control of their entertainment, information, and communication needs. Through a set of business solutions that respond to specific market needs, we are integrating our products, software, and services solutions to work with our customers as they address network capacity issues, on demand video rollout, Internet Protocol telephony deployment, operations management, network integration, and business services opportunities.

Specific aspects of our strategy include:

Providing a Comprehensive Line of Broadband Products. We offer a full range of fiber optic transmission and radio frequency products with up to one Gigahertz bandwidth capacity to transmit both radio frequency and optical signals in both directions over hybrid fiber coax networks between “the headend and the curb.” C-COR’s Gigabit Ethernet optical transport systems are used in business services applications.

Offering a Unified Video Platform for On Demand Services. We offer a Unified Video Delivery Platform that allows network operators to offer a full line of on demand services such as switched digital video, video on demand, dynamic digital advertising, and network based-personal video recorders, from a single server and software management system. Using open industry standards, C-COR helps network operators build new systems and transition existing facilities.

Providing Integrated Software Solutions to Enhance Content and Operations Management. Our applications-oriented Internet Protocol software allows cable operators to automate and proactively manage their networks to maximize quality of service and return on investment. Cable operators need enhanced network visibility, flexibility, and scalability to provide the latest services to their customers. C-COR’s modular, interoperable applications provide network operators with the subscriber management, content management, and network optimization and service assurance tools needed to capture revenue-generating opportunities.

Integrating Products, Content and Operations Management Systems, and Services for End-to-End Solutions. C-COR integrates its expertise in products, content and operations management systems, and professional services to offer customer-focused applications for expanding network capacity, combining video on demand programming with dynamic advertisements, coordinating management of network devices and services with technicians in the field, controlling network traffic and verifying subscriber usage levels, and managing the full lifecycle for deploying voice over Internet services.

Leveraging Our Extensive Installed Base of Products Worldwide. We have a large installed base of products in broadband networks worldwide. Our goal is to continue to leverage that installed base of products and our extensive customer relationships as cable operators upgrade and maintain their networks to enable the delivery of enhanced services. We also leverage our global customer base to market our content and operations management systems.

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

Broadband Systems Solutions

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

Headend and Hubs

The headend receives information from a satellite transmission, Internet gateway, telephony network, or other source and converts this information to laser modulated optical signals for transmission across the local network. Larger networks feature both primary headends and a series of secondary headends or hubs. C-COR offers a broad range of headend and hub equipment that combines these components onto one fully managed, scalable platform. The compact design of our headend products lowers the capital costs of delivering more bandwidth per subscriber while enabling network operators to increase their network capacity for advanced services, such as video on demand, high definition television, high speed Internet, and voice over Internet Protocol. In fiscal year 2007, C-COR introduced an energy efficient, one gigahertz edgeQAM, a network device that integrates with our on demand and switched digital video software application to offer network capacity efficiencies and increased choice of content to consumers.

Nodes

The general function of the node in the local hybrid fiber coax network is to convert information from optical signals to radio frequency signals for distribution to the home or business. C-COR’s node series offers the performance and cost efficiency required to meet the demands of the most advanced network architectures. Our nodes utilize space and cost-saving scalable technology that allows network operators to have a “pay-as-they-grow” approach in deploying their infrastructure, minimizing capital expenditures while maximizing network service availability and performance. During fiscal year 2007, C-COR introduced a new, scalable one Gigahertz fiber optic node used to segment networks to serve fewer homes per node and increase network capacity. This node can be purchased as a complete product or it can be installed as an upgrade to existing C-COR trunk and bridger amplifiers.

Radio Frequency Products

The radio frequency products transmit information between the optical nodes and subscribers. These products are radio frequency amplifiers which come in various configurations such as trunks, bridgers, and line extenders. A trunk amplifier handles a large amount of information in a network when the node serving area is greater than 500 homes. A bridger splits the signal to send it to a greater number of destinations. Line extenders move the signal to the home or business. Representing one of the largest installed bases in the industry, our amplifier series uses drop-in replacement modules to allow cost-saving upgrades and complements optical nodes to provide a wide array of options for distribution to end-of-line.

Transport Products

C-COR’s converged, multi-service Internet Protocol networking platform offers a scalable, reliable, and cost-effective solution for transporting high volume service offerings such as video on demand, high definition television, voice over Internet Protocol, and high speed data for applications in the business services market. By utilizing wave division multiplexing technologies, multiple services can be carried efficiently over a single fiber.

Content and Operations Management Systems

Content Management Systems

C-COR’s integrated, application-oriented Internet Protocol solutions are designed to enable network operators to effectively deploy and manage revenue-generating, on demand entertainment and information services. Built on open industry standards, our solutions can be tailored to the operators’ needs—from a bundled suite to a point-specific application. This provides for an efficient and cost-effective transition to Internet Protocol-oriented network services.

On Demand and Ad Insertion

C-COR’s Unified Video Delivery Platform eliminates the need for multiple hardware and software management systems to deliver and manage video on demand (VOD), linear and demand-oriented advertising (AdVOD), network-based digital video recording (nPVR), and switched digital video (SDV) services. Also, this platform streams content and advertising to any device, whether mobile, personal computer, or standard, high definition and Internal Protocol television, all from a single server. C-COR’s content management system offers a set of management and technical business tools to help cable operators migrate networks to digital in order to efficiently allocate bandwidth and to lower operating costs. To help meet the need for increased network capacity, we offer the latest in switched digital video technology. This software-centric content management system provides for dynamic program management, allowing subscribers to choose what to view and at what time, while efficiently managing available network capacity. C-COR’s switched digital video system is currently in trials at several major cable operations in North America. C-COR professional service personnel can add project management support for switched digital video implementation. In fiscal year 2007, C-COR announced a new product, VOD In a Box™, a joint effort between Comcast Media Center and C-COR to offer a turnkey, on demand solution designed to reduce the complexity, cost, and time required to successfully deploy video on demand in smaller markets serving 25,000 digital customers or less.

nABLE™ On Demand Software

C-COR’s On Demand Management System lets network operators manage all aspects of video on demand—the system, the content, and the business—from a single, integrated platform that gives real-time control and visibility to achieve maximum revenue. nABLE, which is at the heart of C-COR’s unified video delivery platform, reduces manual intervention, simplifies operations, and reduces costs with one process to manage delivery of on demand services at corporate, regional, and local levels, all in real time and across different video on demand delivery systems.

Digital Advertising

Using C-COR’s Digital Program Insertion (DPI), network operators can reach both digital and analog customers from one, cost-effective platform. This allows for a smooth, scalable transition from analog-only systems and helps raise revenues from a variety of advertising models, including high definition ad insertion with standard and high definition content, local and long form ads, and targeted advertising by geographic and demographic segment. Telescoping, a form of viewer selected advertising, puts the consumer in control by allowing users to seek successive levels of detail about a given product or service being advertised. In fiscal year 2007, C-COR announced its participation in a major market pilot of dynamic, real-time video on demand ad insertion with Charter Communications in St. Louis, a key step in bringing personalized advertising to video on demand. With this trial, C-COR currently provides both video on demand and digital ad insertion management systems to Charter in St. Louis. Our single server platform is the only server on the market able to support VOD and both linear and dynamic advertising. This integrated, dynamic advertising launch will also provide ad viewing data that allows advertisers to understand exactly how the ad was viewed on a daily basis.

Operations Management Systems

C-COR provides a unified operations support system (OSS) suite of products that allows customers to ensure high levels of service availability through offering visibility, analysis, and control to address their bandwidth management, network optimization and assurance, and automated workforce needs. This OSS suite provides a set of applications that support network operators’ business and engineering needs by reducing the cost and complexity of managing standards-based (DOCSIS®) and hybrid fiber coax networks while speeding deployment of new Internet Protocol services in cable networks.

Service Assurance

Customers can enhance and improve business processes with C-COR’s Assurance applications by reducing time to repair outages, minimizing truck rolls, and automating management of revenue-generating services. C-COR provides the tools for cable operators to have a 360º, real-time view of their networks. With over 20 million devices in subscribers’ homes being monitored worldwide, C-COR’s Assurance applications help communicate network and device status across the entire network, proactively pinpointing outage locations and impact on subscribers, and forecasting and planning for maximum network capacity.

Service Fulfillment

C-COR’s Fulfillment application automates the effective utilization of bandwidth for delivering video on demand, Internet telephony, gaming, and a whole host of content applications available to consumers today. By ensuring standards-based quality of service (QoS), this tool lets network operators prioritize or de-prioritize specific data packets as needed, while providing an infrastructure for event-based billing based on bandwidth usage. The consumer is placed in control with tools to select from services on an as-needed, bandwidth on demand basis.

Mobile Workforce Management

C-COR’s suite of field service management tools combines browser-based business applications with real-time connectivity to the mobile workforce through wireless data connections and mobile computing devices. By managing service delivery and network integrity, we help network operators reduce operating expenses by minimizing the need to send technicians on service and maintenance calls while maximizing service quality and customer retention.

Network Services

Customers are looking not only for advanced technologies that enable demand-oriented services, but also the expert consulting services to support these complex deployments now and in the future. C-COR is focusing on growing our network integration professional services and design business across all our product lines.

Our Network Services segment provides outsourced professional services through experienced and highly skilled personnel who work with network operators to design and keep their networks operating at peak performance. Core competencies include network engineering and design, project management for launching advanced applications over complex broadband networks, and solutions to move today’s sophisticated networks forward to Internet Protocol and digital services.

Significant Customers

During the past fiscal year, our customers have included all of the largest cable system operators in the United States, as well as a number of smaller domestic cable operators, numerous international cable operators and telephone companies. Our largest customers during fiscal year 2007 were Time Warner Cable, Cox Communications and Comcast Corporation accounting for 31%, 15% and 12%, respectively, of net sales from continuing operations. Our largest customer during fiscal years 2006 and 2005 was Time Warner Cable, accounting for 19% of consolidated net sales from continuing operations for each of the years. All of these principal customers purchased various combinations of products, software, and services.

See Note 19 to the Consolidated Financial Statements in Item 8 of this Form 10-K for further information relating to concentration of credit risk.

Sales and Distribution

Our corporate Global Strategies group is responsible for marketing, business development, and sales functions focused on maximizing the synergies of C-COR’s various business lines—products, software, and services—as an end-to-end network solution. Global sales and distribution efforts are conducted from Centennial, Colorado and from offices in Europe; from regional sales offices located throughout the United States; and through numerous sales representatives, alliances and channel partners around the world.

We sell our products, content and operations management systems, and services in the United States primarily through our direct sales force, which is organized by teams led by corporate account managers who focus on select customers or groups of customers. Working with the corporate account teams, our technical sales staff provides specialized support for our broad range of capabilities. These sales teams work closely with customers to design systems, develop technical proposals, and assist with installation and post-sale support.

International sales in Europe, Asia, and Canada are made both through our direct sales force and channel partners, while sales in Latin America are made primarily through channel partners. Our international sales represented 23%, 36%, and 42% of consolidated net sales from continuing operations for fiscal years 2007, 2006, and 2005, respectively.

See Note 23 to the Consolidated Financial Statements in Item 8 of this Form 10-K for further information relating to sales by geographic region.

In fiscal year 2006, we transferred the manufacturing of substantially all of our optical headends, nodes and amplifiers to our Tijuana, Mexico facility. In addition, we have sales and administrative support operations in Europe and Asia. As a result, we could be exposed to certain risks, including changes in international trade laws, changes in labor laws and regulations for hiring employees, potential political instability, potential regulatory changes, foreign currency fluctuations, and general economic conditions in those regions. In addition, in Mexico we would be impacted if the Mexican government’s Maquiladora program changed or expired.

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

C-COR’s corporate marketing department works with our executive management, product managers, and the sales force to develop and implement a global marketing and communications program.

C-COR utilizes a corporate-wide Enterprise Resource Planning system, accessible by C-COR personnel worldwide. This system automates and standardizes key corporate functions in finance, manufacturing, purchasing, and customer service management.

Backlog

We schedule production of our Broadband Systems Solutions products based on our backlog, informal commitments from customers, and sales projections. The majority of product backlog typically is shipped within one to two quarters. In contrast, backlog for content and operations management systems and services typically reflects longer-term systems development, deployment and services that convert into revenue over a 12-month period and beyond.

On June 29, 2007, our total backlog was $92.3 million, including $91.5 million for Broadband Systems Solutions and $779,000 for Network Services. Our Broadband Systems Solutions backlog was comprised of $30.2 million for products and $61.3 for content and operations management systems, of which approximately $43.0 million is expected to be recognized as revenue over the next 12 months.

On June 30, 2006, our total backlog was $77.5 million, including $74.3 million for Broadband Systems Solutions and $3.2 million for Network Services. Our Broadband Systems Solutions backlog was comprised of $27.7 million for products and $46.6 million for content and operations management systems, of which approximately $36.2 million was expected to be recognized as revenue over the next 12 months.

Anticipated orders from customers may fail to materialize and delivery schedules may be deferred or canceled for a number of reasons, including reductions in capital spending by network operators, customer financial difficulties, annual capital spending budget cycles, and construction delays.

Research and Product Development

We operate in an industry that is subject to rapid changes in technology. Our ability to compete successfully depends in large part upon anticipating such changes. Accordingly, we engage in ongoing research and development activities in response to our customers’ needs with the intention to advance existing product lines and/or develop new offerings. Our current research and product development focus is on passive and active optical equipment, network architectures, and software solutions for content management, including on demand video and advertising insertion, and for associated back office operations management applications, such as assurance of service and network quality and automation for customers’ installation and support workforce. C-COR uses a concurrent product development program to enhance its capability to produce new products to meet the needs of the market within an optimal time frame. The program addresses a number of key business activities, including portfolio management, innovation, product selection, product definition, electronic design and testing, selection of new product components, prototyping and piloting, and the ability to rapidly commercialize a new product.

During the past fiscal year, research and product development expenditures were primarily directed at developing new platforms for next-generation broadband architectures and applications and expanding the capabilities of our integrated, interoperable software applications. We also continued with product development process improvements to reduce cycle time to design, reduce manufacturing costs, and improve design quality.

During fiscal years 2007, 2006, and 2005, we spent $32.5 million, $38.2 million, and $37.8 million, respectively, on research and product development in our Broadband Systems Solutions segment. All research and product development expenditures have been expensed.

Competition

The broadband communications markets are dynamic and highly competitive, requiring substantial resources of those companies that compete in these markets, skilled and experienced personnel, and a capability to anticipate and capitalize on change. Our products compete with other companies, including Motorola’s Home & Networks Mobility, Scientific Atlanta, Inc., a Cisco company, and Harmonic, Inc., some of which are large publicly traded companies that may have greater financial, technical, and marketing resources than we do.

Our products are marketed with emphasis on quality, advanced technology, differentiating features, flexibility, and business solutions, and are generally priced competitively with other manufacturers’ product lines. Product reliability and performance, technological innovation, responsive customer service, breadth of product offering, and pricing are several of the key criteria for competition.

Our content and operations management systems compete with several vendors offering on demand video and digital advertising insertion hardware and software, including SeaChange International Inc. and Concurrent, as well as vendors offering network management, mobile workforce management, network configuration management, and network capacity management systems in the United States, some of which may currently have greater sales in these areas than we do. However, we believe that we offer a more integrated solution that gives us a competitive advantage in supporting the requirements of both today’s hybrid fiber coax networks and the emerging all-digital, packet-based networks. We believe our acquisitions and integration of on demand and operations management capabilities in recent years solidify C-COR’s position as a provider of comprehensive solutions for broadband network operators.

Our Network Services segment competes in the United States with several vendors that offer similar services to those provided by C-COR. We compete on the basis of quality and scope of service and offerings, ability to meet work schedules, and price by offering network integration professional services and design services to our customers.

Employees

We had 1,260 employees as of September 3, 2007. C-COR has no employees represented by unions within the United States.

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

Intellectual Property

Our success and our ability to compete are dependent, in part, upon our intellectual property rights. We hold sixty-one (61) United States patents and have fifty-nine (59) patent applications pending in the United States Patent and Trademark Office. In addition, we hold an exclusive license, for use in our field, of numerous patents relating to fiber optic and radio frequency transmission equipment and technology, and network management techniques and services. We attempt to protect our intellectual property through patents, trademarks, copyrights, and a program of maintaining certain technology as trade secrets. We have been involved in intellectual property litigation, and we may be a party to litigation in the future to enforce our intellectual property rights or as a result of an allegation that we infringe upon others’ intellectual property.

Item 1A.	Risk Factors

OUR BUSINESS AND FINANCIAL RESULTS ARE DEPENDENT ON THE LEVEL OF CAPITAL SPENDING BY CABLE NETWORK OPERATORS.

Historically, most of our sales have been for products, content and operations management systems, and services to cable network operators in the United States and internationally. We expect this to continue for the foreseeable future. Demand for our offerings depends significantly upon the size and timing of capital spending by cable network operators for building, upgrading, and maintaining network infrastructures and for automated solutions for managing complex services delivered over their networks. We cannot accurately predict the patterns of cable network operators’ spending, but we believe that these patterns will continue to be affected in the near term by a variety of factors, including:

•	the need to respond to the competitive threat posed by telephone companies and satellite broadcasters;

•

ongoing assessment by cable operators of capital spending requirements with the objective of balancing subscriber demand for advanced services with the financial market expectation of solid financial results and, in particular, an emphasis on generating positive cash flow and increasing revenue generated per subscriber;

•	the transition of most major domestic operations from large-scale network upgrades to more targeted capital investment tied to the roll-out of advanced services over small network segments; and

•	timing of spending based on economic conditions in the international markets for network upgrades to support two-way capability for advanced video, voice, and data services.

A decline in capital spending, which has historically been cyclical, would adversely affect our business and results of operations.

WE ARE DEPENDENT ON A SMALL NUMBER OF CUSTOMERS IN A SINGLE INDUSTRY.

Most of our sales have been to relatively few customers. Sales from continuing operations to our ten largest customers accounted for approximately 69% of net sales in fiscal year 2007, 55% of net sales in fiscal year 2006, and 53% of net sales in fiscal year 2005. The loss of, or any reduction in orders from, a significant customer would harm our business.

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

WE COULD BE ADVERSELY AFFECTED IF NEW TECHNOLOGIES REPLACE THE BROADBAND PRODUCTS THAT WE OFFER.

Historically, sales of products for hybrid fiber coax networks have represented the majority of our sales. Hybrid fiber coax networks can be used for high speed Internet access, telephony, video on demand, high definition television, and digital cable television. Demand for our products depends primarily on our customers’ desire and ability to upgrade their existing networks to offer these services, in addition to basic video service. There are, however, technologies that compete with hybrid fiber coax networks in providing high speed Internet access, telephony, video on demand, high definition television, and digital cable television to end users such as direct broadcast satellite, digital subscriber line, and local multipoint distribution services. Improvements in a competing technology could result in significant price and/or performance advantages for that technology which, in turn, could reduce demand for our offerings.

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

IF WE ARE UNABLE TO INCREASE OUR CONTENT AND OPERATIONS MANAGEMENT SYSTEMS REVENUE TO GENERATE ADEQUATE PROFITABILITY, OUR FINANCIAL RESULTS WOULD BE ADVERSELY AFFECTED.

Our ability to increase the revenue generated by our content and operations management systems depends on many factors that are beyond our control. For example:

•

our customers may decide to continue to manage their networks by focusing on limited, individual elements of the network rather than managing their entire network integrity and service delivery processes using a suite of software application modules such as those we offer;

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

•

if our customers increase the amount of spending on automated network, service, and content and operations management tools, new suppliers of these tools may enter the market and successfully capture market share; and

•	we may be unable to hire and retain enough qualified technical and management personnel to support our growth plans.

On demand content and operations management systems have been our fastest growing and highest margin product lines. If we are unable to continue to grow revenues in these areas, it would limit our ability to increase earnings and likely have an adverse effect on our stock price.

FLUCTUATIONS IN OUR CONTENT AND OPERATIONS MANAGEMENT SYSTEMS SALES RESULT IN GREATER VOLATILITY IN OUR OPERATING RESULTS.

The level of our content and operations management systems sales fluctuates significantly quarter to quarter and results in greater volatility of our operating results than has been typical in the past, when the main source of volatility was the high proportion of quick-turn product sales. The timing of revenue recognition on software and system sales is based on specific contract terms and, in certain cases, is dependent upon completion of certain activities and customer acceptance which are difficult to forecast accurately. Because the gross margins associated with software and systems sales are substantially higher than our average gross margins, fluctuations in quarterly software sales have a disproportionate effect on operating results and earnings per share and could result in our operating results falling short of the expectations of securities analysts and investors.

WE MAY BE UNABLE TO ACCURATELY FORECAST THE DEMAND LEVEL FOR OUR PRODUCTS IN THE LONG TERM.

The major domestic cable operators have upgraded their networks to enable two-way communications. We expect the future level of demand for our products to be heavily influenced by the penetration rates of consumer offerings such as video on demand, high definition television, digital television, high speed Internet, and telephony over hybrid fiber coax networks, which are beyond our control. Accordingly, we cannot accurately forecast the level of demand for our products. A reduction in future demand would result in lower revenues and earnings and potentially even operating losses. Such reduction could also result in an impairment and write-off of goodwill and other long-lived assets as well as increased charges for excess inventory.

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

We obtain many components, subassemblies, and modules for our products from a single supplier or a limited group of suppliers. Our reliance on a single or limited group of suppliers, particularly foreign suppliers, and our increasing reliance on subcontractors, involves several risks. These risks include a potential inability to obtain an adequate supply of required components, subassemblies, or modules, and reduced control over pricing, quality, and timely delivery of these components, subassemblies, or modules. We do not generally maintain long-term agreements with any of our suppliers or subcontractors. An inability to obtain adequate deliveries or any other circumstances requiring us to seek alternative sources of supply could affect our ability to ship our products on a timely basis, which could damage our relationships with current and prospective customers, harm our business resulting in a loss of market share, and reduce quarterly revenues and income.

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

CHANGES IN INTERNATIONAL TRADE LAWS, REGULATIONS, OR THE POLITICAL CLIMATE IN MEXICO COULD HINDER OUR PRODUCTION CAPACITY.

During fiscal year 2006, we transferred certain manufacturing operations from Wallingford, Connecticut to our Tijuana, Mexico facility. As a result, most of the optical headends, nodes, and radio frequency amplifiers that we sell are made in our manufacturing facility in Tijuana, Mexico. This operation is exposed to certain risks as a result of its location, including:

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

We have operations in The Netherlands, Spain, Portugal, the United Kingdom, France, Germany, and China. These operations mainly perform sales and administrative activities that support the delivery of localized versions of products and services in Europe and Asia. These facilities and operations are subject to certain risks as a result of their location, including:

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

OUR COMPETITORS, SOME OF WHOM ARE LARGER AND MORE ESTABLISHED, MAY HAVE A COMPETITIVE ADVANTAGE OVER US.

The market for products, content and operations management systems, and professional services is extremely competitive and is characterized by rapid technological change. Our current competitors include significantly larger companies with greater financial, technical, marketing, and other resources. Additional competition could come from new entrants in our markets. These existing and potential competitors may be in a better position to withstand a significant reduction in capital spending by cable network operators and to keep pace with changes in technology. We cannot assure that we will be able to compete successfully in the future or that competition will not harm our business.

Competitive pressures are likely to increase in the current capital spending environment as our competitors attempt to maintain revenue levels by increasing market share. This may result in increased price competition that could adversely affect our margins. Also, it could result in consolidation among our competitors which would have an unpredictable effect on our competitive position.

Cisco Systems, Motorola and Harmonic have completed acquisitions of video on demand vendors. The ability of larger combined companies to offer a more comprehensive system solution than we can, and their larger capital and personnel resources, may put us at a competitive disadvantage. This could result in a loss of market share and reduced sales and earnings.

WE DEPEND ON INTERNATIONAL SALES AND ARE SUBJECT TO CERTAIN RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS.

Sales to customers outside of the U.S accounted for 23%, 36%, and 42% of 2007, 2006, and 2005 consolidated net sales from continuing operations, respectively, and we expect international sales to comprise a significant percentage of our sales in the future. Our sales to international customers are subject to a number of risks, including:

•	import and export license requirements, duties, tariffs, and taxes;

•	the burden of complying with various foreign laws and regulations, technical standards, and treaties;

•	difficulty in staffing and managing foreign operations;

•	difficulty in collecting accounts receivable;

•	changes in foreign regulations and telecommunications standards; and

•	fluctuations in foreign exchange rates.

If we are unable to maintain and grow our international sales, there would be an adverse effect on our earnings and financial position.

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

WE MAY NEED ADDITIONAL CAPITAL IN THE FUTURE AND MAY NOT BE ABLE TO SECURE ADEQUATE FUNDS ON TERMS ACCEPTABLE TO US.

Prior to fiscal year 2007, we incurred operating losses that negatively impacted cash flow from operations, and we may do so in the future. We currently anticipate that our existing capital resources, including available cash, will be sufficient to meet our operating needs for the next 24 months. If our cash flows are less than expected, we may need to borrow or raise additional funds sooner to respond to unforeseen technological or marketing hurdles, satisfy unforeseen liabilities, or take advantage of unanticipated opportunities. A future acquisition could require significant amounts of capital. We may not be able to obtain funds at the time or times needed on terms acceptable to us, or at all. If we are unable to obtain adequate funds on acceptable terms, we may not be able to take advantage of market opportunities, develop new products, or otherwise respond to competitive pressures. We may also need to borrow or raise additional funds to pay the principal of our 3.5% senior unsecured convertible notes (the “Notes”) which mature on December 31, 2009. We may need to refinance all or a portion of our indebtedness under the Notes on or before maturity. We may not be able to refinance the Notes, if necessary, on commercially reasonable terms or at all.

IF OUR SALES FORECASTS ARE NOT REALIZED IN A GIVEN PERIOD OR IF OUR OPERATING RESULTS FLUCTUATE IN ANY GIVEN QUARTER, OUR STOCK PRICE MAY FALL.

While we receive periodic forecasts from our customers as to their future requirements, these forecasts may not accurately reflect future purchase orders for our products. Sales of equipment are typically based on purchase orders and a substantial proportion of equipment sales are quick-turn orders that are received and fulfilled in the same quarter. Revenue recognition of software and system sales is based on specific contract terms and, in certain cases, is dependent upon completion of certain activities and customer acceptance which are difficult to forecast accurately. In addition, the sales cycles of many of our products, particularly our software products and our newer products sold internationally, are typically unpredictable and usually involve:

•	a significant technical evaluation by our customers;

•	a commitment of capital and other resources by network operators;

•	delays associated with network operators’ internal procedures to approve large capital expenditures;

•	time required to engineer the deployment of new technologies or services within broadband networks; and

•	testing and acceptance of new technologies that affect key operations.

•	For these and other reasons, our sales cycles generally last three to six months, but can last up to 12 months and beyond.

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

WE MAY EXPERIENCE INCREASES IN OUR TAX EXPENSE IF WE BECOME MORE PROFITABLE.

We have a substantial amount of net operating loss carryforwards that will be utilized only if we are profitable in the future. In fiscal year 2003, we established a full valuation allowance against our deferred tax assets in most jurisdictions as the operating losses realized in fiscal years 2001 through 2003 raised doubts about our ability to utilize those deferred tax assets in the future. As a result, our operating cash flow, reported net income (loss), and earnings (loss) per share reflect a relatively low effective tax rate. If we generate taxable income in a jurisdiction on a consistent basis for multiple consecutive quarters, we might eliminate or reduce the deferred tax asset valuation allowance for that jurisdiction which will have the effect of increasing the amount of income tax expense recorded in the future and decreasing the reported net income and earnings per share.

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

Complying with changing laws, regulations, and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, SEC regulations, and Nasdaq Stock Market rules, is requiring a substantial amount of management and employee time and ongoing expense. Section 404 of the Sarbanes-Oxley Act requires management’s annual review and evaluation of our internal control over financial reporting, and attestation of the effectiveness of our internal control over financial reporting by management and our independent registered public accounting firm in connection with the filing of the annual report on Form 10-K for each fiscal year. We have documented and tested our internal control systems and procedures and no known material weaknesses exist at this time. However, it is possible that a material weakness may be found in the future and if this occurs, investors may lose confidence in our financial statements, and the price of our stock may decline.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

We operate the following principal facilities:

Location	Principal Use	Segment	Approximate Square Feet	(O) Owned (L) Leased
State College, Pennsylvania	Administrative Offices and Development Engineering	All	133,000	O
Tijuana, Mexico	Manufacturing	(1)	89,400	L
Wallingford, Connecticut	Administrative Offices and Development Engineering	(1)	82,200	L
Almere, The Netherlands	Administrative Offices	(1)	5,100	L
Centennial, Colorado	Administrative Offices - Sales	All	7,850	L
Beaverton, Oregon	Administrative Offices, Final Assembly and Test, and Development Engineering	(1)	60,400	L

Segment:

(1)	Broadband Systems Solutions
All	Broadband Systems Solutions and Network Services

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

On July 23, 2007, the Company received correspondence from attorneys for the Adelphia Recovery Trust (“the Trust”), that the Company may have received $29.1 million in transfers from Adelphia Cablevision, LLC (“Cablevision”), one of the Adelphia debtors, during the year prior to its filing of a chapter 11 petition on June 25, 2002 (the “Petition Date”). The correspondence further asserts that information obtained during the course of the Adelphia chapter 11 proceedings indicates that Cablevision was insolvent during the year prior to the Petition Date, and accordingly, the Trust intends to assert that the payments made to the Company were fraudulent transfers under section 548 (a) of the Bankruptcy Code that may be recovered for the benefit of Cablevision’s bankruptcy estate pursuant to section 550 of the Bankruptcy Code.

To date, no suit has been commenced by the Trust and the Company has requested documents supporting the Trust’s position which have not yet been provided. In the event suit is commenced, the Company intends to contest the case vigorously; however, it cannot be sure that it would be successful in its defense. The Company understands that a similar letter was received by other Adelphia suppliers and the Company may seek to enter into a joint defense agreement to share legal expenses if a suit is commenced. No estimate can be made of the possible range of loss, if any, associated with a resolution of these assertions, and, accordingly, the Company has not recorded a liability as of June 29, 2007. An unfavorable outcome of this matter could have a material adverse effect on the Company’s business, financial position and results of operations.

Item 4.	Submission of Matters to a Vote of Securities Holders

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 29, 2007.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

C-COR’s common stock is traded on The Nasdaq Global Market under the symbol of CCBL. The range of high and low price information as reported by Nasdaq follows:

	High	Low
2006
Quarter ended
September 23, 2005	$8.82	$6.33
December 23, 2005	$6.85	$4.96
March 24, 2006	$7.76	$4.83
June 30, 2006	$8.95	$6.19
2007
Quarter ended
September 29, 2006	$8.78	$6.51
December 29, 2006	$11.33	$8.95
March 30, 2007	$14.96	$11.45
June 29, 2007	$14.80	$12.04

We have never paid a cash dividend on our common stock and do not anticipate paying a dividend in the future.

At September 5, 2007, there were 635 shareholders of record of common stock.

ASSUMES $100 INVESTED ON JUNE 28, 2002

ASSUMES DIVIDEND REINVESTED

FISCAL YEAR ENDING JUNE 29, 2007

PERFORMANCE GRAPH

The following graph and table compare the five-year cumulative total return of C-COR’s common stock with the cumulative total return of the SIC Code 366 Index and the Nasdaq Market Index based on an assumed investment of $100 on June 28, 2002, in each case assuming reinvestment of all dividends. The SIC Code 366 Index includes all of the companies transacting business in the communications equipment market and sharing SIC Code 366.

Comparison of Cumulative Total Return

of One or More Companies,

Peer Groups, Industry Indexes

and/or Broad Markets

	6/28/2002	6/27/2003	6/25/2004	6/24/2005	6/30/2006	6/29/2007
C-COR Inc.	100.00	66.29	144.14	98.86	110.29	200.86
Communication Equipment	100.00	102.83	129.48	125.33	139.62	168.66
NASDAQ Market Index	100.00	111.20	141.42	141.27	150.36	180.25

Item 6.	Selected Financial Data

Selected Financial Data

(in thousands, except per share data)

Fiscal Year Ended	June 29, 2007	June 30, 2006	June 24, 2005	June 25, 2004	June 27, 2003
	(In thousands except per share data)
Income Statement Data from Continuing Operations:
Net sales	$277,329	$213,946	$199,327	$197,770	$179,105
Income (loss) from continuing operations (1)	25,649	(30,072)	(26,433)	36,803	(138,425)
Income (loss) per share from continuing operations
Basic	$0.53	$(0.63)	$(0.58)	$0.95	$(3.81)
Diluted	$0.51	$(0.63)	$(0.58)	$0.92	$(3.81)
Weighted average common shares and common share equivalents
Basic	48,762	47,891	45,325	38,832	36,384
Diluted	52,565	47,891	45,325	40,223	36,384
Balance sheet data (at period end):
Working capital	$133,006	$76,386	$86,075	$140,700	$37,597
Cash and marketable securities (2)	108,366	60,928	52,647	116,725	22,611
Total assets	376,720	313,129	337,755	266,885	143,017
Total long-term debt obligations	36,352	36,265	35,779	930	1,113
Shareholders’ equity	240,912	194,867	217,039	208,262	81,529

(1)

Income (loss) from continuing operations in fiscal years 2007, 2006, 2005, 2004 and 2003 includes a number of significant charges and recoveries, including charges associated with business combinations (See Notes 4, 5, 6, 8 and 22 to the consolidated financial statements in Item 8 of this Form 10-K).

(2)	Cash excludes $5,047, $4,159, $3,690, $1,637, and $2,300 of restricted cash at the end of fiscal years 2007, 2006, 2005, 2004, and 2003, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

We are a global provider of integrated, end-to-end network solutions that include products, content and operations management systems, and professional services for two-way hybrid fiber coax broadband networks delivering video, voice, and data.

Prior to fiscal year 2007, we reported our results of operations based upon three operating segments: C-COR Access and Transport, C-COR Solutions, and C-COR Network Services. In an effort to improve operational efficiencies across the organization and reduce costs, we reorganized aspects of our business and combined the C-COR Access and Transport and C-COR Solutions segment into the Broadband Systems Solutions segment. As a result, in fiscal year 2007, we reported our results of operations based upon two operating segments: Broadband Systems Solutions and Network Services. Prior year segment data has been restated to reflect this change.

The Broadband Systems Solutions segment is responsible for the development, management, production, deployment, support, and sale of unified solutions for delivering voice, video, and data services over complex networks for residential and business subscribers, including:

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

The Network Services segment provides technical services for engineering, design, and deployment of advanced applications over broadband networks, including network design, network integration, and consulting to a variety of customers. On June 29, 2007, we sold our field services operations, consisting of outside plant and installation services, which had been part of our Network Services segment and is reported as discontinued operations.

Net sales for fiscal year 2007 were $277.3 million, an increase of 30% from $213.9 million in fiscal year 2006, reflecting higher revenues from Broadband Systems Solutions and Network Services segments. Broadband Systems Solutions revenues, which include products and content and operations management systems, increased 30% to $271.5 million for fiscal year 2007 compared to $209.6 million for fiscal year 2006. Product revenues increased 34% to $211.4 million for fiscal year 2007 compared to $158.0 million for fiscal year 2006, primarily due to increased upgrade requirements for domestic customers. Content and operations management systems revenues, which consist of equipment and application software sales of video on demand systems, digital advertising insertion systems, operational support systems and related maintenance and support services, increased 16% to $60.1 million for fiscal year 2007 compared to $51.6 million for fiscal year 2006, primarily due to higher back office operational support system and maintenance services sales. Network Services revenues increased 35% to $5.8 million for fiscal year 2007 compared to $4.3 million for fiscal year 2006, due to increased professional services projects.

Our largest customers during fiscal year 2007 were Time Warner Cable, Cox Communications, and Comcast Corporation, accounting for 31%, 15%, and 12%, respectively, of net sales. Our largest customer during fiscal year 2006 was Time Warner Cable, accounting for 19% of net sales. International customers accounted for 23% of net sales during fiscal year 2007 compared to 36% during fiscal year 2006. Our financial results for fiscal year 2006 included one additional week of operations compared to fiscal year 2007.

Gross margins were 45.3% compared to gross margins of 36.9% for fiscal year 2006. Gross margins increased during fiscal year 2007 for both products and content and operations management systems, and were partially offset by a decline in network services gross margins compared to fiscal year 2006. Product gross margins during fiscal year 2006 were adversely affected by an $8.6 million write-down in inventory due to our decision to cease selling certain transport product lines.

Our selling and administrative expense as a percent of sales were 23% for fiscal year 2007 compared to 31% for fiscal year 2006. Research and product development expense as a percent of sales were 12% compared to 18% for fiscal year 2006. The reduction in selling and administrative and research and product development expenses resulted primarily from lower personnel and administrative expenses resulting from restructuring initiatives implemented in the latter half of fiscal year 2006.

Our income from continuing operations was $25.6 million or $.51 per diluted share, which compares to a loss from continuing operations in fiscal year 2006 of ($30.1) million, or ($.63), per diluted share.

We are subject to various risks associated with our business operations. For additional information concerning risks, refer to “Risk Factors,” in Part 1, Item 1A of this Form 10-K.

Critical Accounting Policies and Estimates

The accounting and financial reporting policies of the Company are in conformity with U.S. generally accepted accounting principles. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Management has discussed the development and selection of the Company’s critical accounting estimates with the Audit Committee of the Company’s Board of Directors and the Audit Committee has reviewed the Company’s related disclosures. A detailed description of the Company’s significant accounting policies is set forth below and in the Notes to Consolidated Financial Statements in the Company’s Form 10-K for fiscal year 2007.

The critical accounting policies requiring estimates, assumptions, and judgments that we believe have the most significant impact on our consolidated financial statements are:

•	Revenue recognition

•	Allowances for doubtful accounts

•	Valuation of inventories

•	Valuation of goodwill, other intangible assets, and long-lived assets

•	Restructuring costs

•	Share-based compensation

•	Warranty liabilities

•	Accounting for foreign currency translation and transactions

•	Accounting for income taxes

•	Accounting for Contingencies

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

Content and operations management systems revenues consist of equipment and application-oriented software to support the sale of video on demand systems, digital advertising insertion systems, and operational support systems. For our software licensing arrangements involving multiple elements, revenue is allocated to each element based on vendor specific objective evidence (VSOE) of fair values of the elements. Our VSOE of fair value is determined based on the price charged when the same element is sold separately. If VSOE of fair value does not exist for all elements in a multiple element arrangement, revenue is deferred until all elements without VSOE are delivered, at which time we apply the residual method. Under the residual method, if VSOE exists for the undelivered element (post contract support (PCS)), the fair value of the undelivered element is deferred and recognized ratably over the term of the PCS contract, and the remaining portion of the arrangement is recognized as revenue upon delivery, which generally occurs on completion of implementation of the system. License revenue allocated to software products, in certain circumstances, is recognized upon the delivery of the software products.

For certain of our software license arrangements where professional services are being provided that are deemed to be essential to the functionality or are for significant production, modification, or customization of the software product, both the software product revenue and the professional service revenue are recognized on the completed-contract method, as the Company does not have the ability to reasonably estimate contract costs at the inception of the contracts. Under the completed-contract method, revenue is recognized when the contract is complete, and all direct costs and related revenues are deferred until that time. We recognize software license and associated professional services revenue for our mobile workforce management software license products using the percentage-of-completion method of accounting as we believe that our estimates of costs to complete and extent of progress toward completion of such contracts are reliable.

Software maintenance and support service fees are generally billed and collected in advance of the associated maintenance contract term. Maintenance and support fees collected are recorded as deferred revenue and recognized ratably under the straight-line method over the term of the contract.

Service revenues, consisting of system design, professional services, and other consulting engagements, are generally recognized as services are rendered in accordance with the terms of contracts. We also enter into multiple element contracts that entail delivery of both products and services. Revenue from these contracts is accounted for under the percentage-of-completion method. Under the percentage-of-completion method, for certain contracts, we have recorded revenue by reference to the costs incurred to date and the estimated costs remaining to fulfill the contracts. For other contracts accounted for under the percentage-of-completion method, we record revenue and costs based on the units of delivery method. This method recognizes as revenue the contract price of units of the product delivered during each period and the costs allocable to the delivered units as the cost of earned revenue. Provisions for losses on service contracts are recognized during the period in which the loss first becomes apparent. For contracts accounted for under the percentage-of-completion method, we typically perform the services prior to billing the customer which gives rise to unbilled receivables. In these circumstances, billings usually occur shortly after we perform a specified amount of the work, as outlined in the contract. Unbilled receivables are expected to be billed and collected generally within three to six months.

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

Valuation of Goodwill, Other Intangible Assets, and Other Long-lived Assets. We assess goodwill at least annually for impairment and more frequently if circumstances warrant. We have chosen the end of the third quarter of each fiscal year as the period for performing our annual assessment. The impairment assessment is performed in two steps: (i) we determine whether impairment is indicated by comparing the fair value of each of our reporting units with its carrying value and (ii) if there is an indication of impairment, we measure the amount of impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill. We use the income and market approach to measure the fair value of the Company’s reporting units. Under the income approach, the fair value is dependent on the present value of future economic benefits to be derived from ownership. Future net cash flows available for distribution are discounted at a rate of return we determine to be commensurate with the risk inherent in our business. If impairment is indicated, we allocate the fair value of the reporting unit to the reporting unit’s individual assets and liabilities. The residual value is the implied fair value of goodwill. The difference between the carrying amount of the goodwill and the implied fair value of the goodwill is recorded as an impairment loss.

We also assess other intangible assets and other long-lived assets for recoverability whenever events or changes in circumstances indicate that their carrying value may not be recoverable through the estimated undiscounted future cash flows resulting from the use of the assets. The assessment of the recoverability of long-lived assets reflects management’s assumptions and estimates regarding future operating results and expected cash flows for each reporting unit.

Significant management judgment is involved in estimating the future operating performance and cash flows of the reporting unit. Measurement of the recoverability of these assets is dependent upon the accuracy of the assumptions used in making these estimates, as well as how the estimates compare to the eventual future operating performance of the specific reporting unit to which the assets are attributed. The assumptions utilized in the impairment analysis are consistent with management’s internal planning. If an impairment of goodwill, intangible assets, or long-lived assets is determined, it is recorded as a charge against earnings in the period when recognized. For additional information regarding goodwill and other intangible assets, refer to Note 10 of our consolidated financial statements.

Restructuring Costs. Restructuring costs are recorded in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (Statement 146). Statement 146 requires that a liability be recognized for a cost associated with an exit or disposal activity when the liability is incurred. Statement 146 requires us to make judgments in estimating the restructuring costs of leased facilities, including assumptions as to when a facility will be subleased and the amount of sublease income. For additional information regarding restructuring costs, refer to Note 5 of our consolidated financial statements. Revisions to our estimates could result in an additional charge to earnings or a reversal of previously recorded charges, which could materially affect our operating results and financial position in future periods if anticipated events and key assumptions change.

Share-based Compensation. We adopted SFAS No. 123(R), “Share-Based Payment” (Statement 123R) as of June 25, 2005, which requires us to measure compensation cost for all outstanding unvested share-based awards at fair value and recognize compensation over the service period for awards expected to vest. We use the Black-Scholes closed form option-pricing model (Black-Scholes) for purposes of determining estimated fair value of share-based payment awards on the date of grant under Statement 123R. The Black Scholes model requires certain assumptions that involve judgment. Because changes in assumptions can materially affect the fair value estimate, the existing model may not provide a reliable single measure of the fair value of our share-based payment awards. Management will continue to assess the assumptions and methodologies used to calculate estimated fair value of share-based compensation. Circumstances may change and additional data may become available over time, which could result in changes to these assumptions and methodologies and thereby materially impact our fair value determination. If factors change and we employ different assumption in the application of Statement 123R in future periods, the compensation expense that we record under Statement 123R may differ significantly from what we have recorded in the current period. We elected to adopt the alternative transition method provided for under SFAS 123(R)-3 to establish the initial pool of excess tax benefits, which would be available to absorb tax deficiencies recognized subsequent to the adoption of Statement 123R. The pool of excess tax benefits was determined to be zero as of the date of adoption.

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

Accounting for Foreign Currency Translation and Transactions. In preparing our consolidated financial statements, we are required to translate the financial statements of our foreign subsidiaries from the currency in which they keep their accounting records, generally the local currency, into United States dollars. This process results in exchange gains and losses which are either included within the consolidated statement of operations or as a separate component of shareholders’ equity. Under the relevant accounting guidance, the treatment of these translation gains or losses is dependent upon management’s determination of the functional currency of each subsidiary. The functional currency is determined based upon management’s judgment and involves consideration of all relevant economic facts and circumstances affecting the subsidiary. Generally, the currency in which the subsidiary transacts a majority of its transactions, including billing, financing, payroll and other expenditures, would be considered the functional currency but dependency upon the parent company and the nature of the subsidiary’s operations must also be considered. If any subsidiary’s functional currency is deemed to be the local currency, then any gain or loss associated with the translation of the subsidiary’s financial statements is included in shareholders’ equity. However, if the functional currency is deemed to be the United States dollar, then any gain or loss associated with the translation of the subsidiary’s financial statements would be included within our consolidated statement of operations. If we dispose of any of our subsidiaries, any cumulative translation gains or losses would be realized in our consolidated statement of operations. If we determine that there has been a change in the functional currency of a subsidiary to the United States dollar, any translation gains or losses arising after the date of change would be included within our consolidated statement of operations. We convert the assets and liabilities of foreign operations into their United States dollar equivalents at rates in effect at the balance sheet dates. The statements of operations of foreign operations are translated from the operation’s functional currency to the United States dollar equivalents at average rates for the period. Foreign currency transaction gains and losses resulting from settlement of foreign receivables and payables, including certain cross-currency intercompany activities where payment is expected to be satisfied in the normal course of business, are recorded in the consolidated statements of operations. Other cross-currency intercompany activities, where management has no intent to require payment in the foreseeable future, are recorded in shareholders’

equity as a component of other comprehensive income (loss). In the event management’s intent with respect to cross-currency intercompany activities changes, such changes could result in future foreign currency gains or losses that may materially affect our operating results and financial position.

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

Accounting for Contingencies: We are subject to certain claims and pending or threatened litigation that arise in the ordinary course of our business. We assess the likelihood of any adverse judgments or outcomes as well as potential ranges of probable losses. We record accruals for loss contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Based on our review of claims and pending or threatened litigation, we believe that we have meritorious defenses with respect to these claims and pending or threatened litigation matters or are unable to predict the impact of an adverse action and, accordingly no loss contingencies have been accrued. There can be no assurance, however, that we will prevail. An unfavorable outcome could have a material adverse effect on our business, our financial position, and our results of operations. Contingencies that might result in a gain are not accrued before they are realized.

Overview of Divestitures

On August 31, 2006, we sold our Service Activation Manager (SAM) and Service Provisioning Manager (SPM) product lines, and sold certain of our operations in India to Sigma Systems Canada, Inc. and its wholly owned subsidiary in India. The SAM and SPM products and operations were included as part of our Broadband Systems Solutions segment.

The terms of sale included a $388,000 cash payment, the assumption of certain liabilities and a credit for future consulting services. The assets sold included a partial interest in the Company’s ownership of certain software technology, rights under certain contracts, accounts receivable, fixed assets, and certain other assets and liabilities. We recorded a loss of $245,000, including a write-off of goodwill of $342,000, related to the sale of these product lines and transition of operations during the thirteen-week period ended September 29, 2006.

Discontinued Operations

On June 29, 2007, we sold certain assets and liabilities of our field services operations, the operations of which were included as a component of our Network Services segment, to Source Broadband Solutions, LLC, a privately held business in Atlanta, Georgia. We classified this business as a discontinued operation as of June 29, 2007. The terms of the sale included a $7.0 million cash payment. Direct transaction costs incurred by us were $77,000. The primary assets sold were customer contracts, machinery and equipment, goodwill, and other tangible and intangible assets of the business. The Company recorded a gain, net of tax, on the sale of $3.6 million.

Results of Operations

The Company’s consolidated results of continuing operations for fiscal years 2007, 2006, and 2005 as a percentage of net sales, are as follows:

	Year Ended
	June 29, 2007	June 30, 2006	June 24, 2005
Net sales:
Products	76.2%	73.9%	86.9%
Content and operations management systems	21.7	24.1	12.0
Services	2.1	2.0	1.1

Total net sales	100.0	100.0	100.0

Cost of sales:
Products	44.8	45.6	51.5
Content and operations management systems	8.6	12.3	6.3
Services	1.3	1.2	1.0
Excess and obsolete inventory charge	0.0	4.0	0.0

Total cost of sales	54.7	63.1	58.8

Gross margin	45.3	36.9	41.2
Operating expenses:
Selling and administrative	22.7	30.6	30.0
Research and product development	11.7	17.8	19.0
Amortization of other intangibles	1.2	2.1	2.9
Impairment charges	0.0	3.3	0.0
Acquired in-process technology charge	0.0	0.0	2.9
Loss (gain) on sale of product lines	0.1	(0.9)	0.0
Restructuring costs	0.4	3.1	0.5

Total operating expenses	36.1	56.0	55.3

Income (loss) from operations	9.2	(19.1)	(14.1)
Other income (expense), net:
Interest expense	(0.5)	(0.6)	(0.3)
Investment income	1.4	0.9	0.7
Foreign exchange loss (gain)	(0.1)	0.1	0.1
Gain on sale of bankruptcy trade claims	0.0	4.5	0.0
Other income (expense), net	0.2	1.5	(0.2)

Income (loss) before income taxes	10.2	(12.7)	(13.8)
Income tax expense (benefit)	1.0	1.4	(0.5)

Income (loss) from continuing operations	9.2%	(14.1)%	(13.3)%

The table below sets forth our net sales from continuing operations for fiscal years 2007, 2006, and 2005 for each of our reportable segments described in Note 23 of our consolidated financial statements.

	Fiscal Year Ended
	(In millions of dollars)
Operating Segment	June 29, 2007 Net Sales	%	Change from Prior Year %	June 30, 2006 Net Sales	%	Change from Prior Year %	June 24, 2005 Net Sales	%
Broadband Systems Solutions:
Products	$211.4	76	34	$158.0	74	(9)	$173.2	87
Content and operations management systems	60.1	22	16	51.6	24	116	23.9	12

Total Broadband Systems Solutions	271.5	98	30	209.6	98	6	197.1	99
Network Services	5.8	2	35	4.3	2	95	2.2	1

Total net sales	$277.3	100	30	$213.9	100	7	$199.3	100

The table below sets forth our net sales from continuing operations for fiscal years 2007, 2006, and 2005 by geographic region.

	Fiscal Year Ended
	(In millions of dollars)
Geographic Region	June 29, 2007 Net Sales	%	Change from Prior Year %	June 30, 2006 Net Sales	%	Change from Prior Year %	June 24, 2005 Net Sales	%
United States	$214.3	77	57	$136.3	64	19	$114.8	58
Europe	41.4	15	(21)	52.3	24	(7)	56.3	28
Asia	9.5	4	(33)	14.1	7	(8)	15.4	8
Canada	2.9	1	(29)	4.1	2	14	3.6	2
Latin America	9.2	3	30	7.1	3	(23)	9.2	4

Consolidated	$277.3	100	30	$213.9	100	7	$199.3	100

Fiscal 2007 Compared to Fiscal 2006

Net Sales. Sales on a consolidated basis increased 30% in fiscal year 2007, which was driven by higher revenues from the sales of products, as well as content and operations management and professional service sales. Our largest customers for fiscal year 2007 were Time Warner Cable, Cox Communications, and Comcast Corporation, accounting for 31%, 15%, and 12%, respectively, of net sales.

Broadband Systems Solutions segment sales increased 30% for fiscal year 2007. The sales of network infrastructure products increased 34%, primarily as a result of increased upgrade requirements for domestic customers. We believe the increased revenues for network products related to expansion and upgrades by Time Warner and Comcast, as a result of their acquisitions of substantially all of the assets of Adelphia Communications Corporation, and in general, upgrades by domestic cable operators to expand system bandwidth requirements in order to provide enhanced broadband services, including high definition television, high-speed Internet, voice over Internet Protocol, digital video, and interactive and on demand video services. Content and operations management systems sales increased 16% for fiscal year 2007, due primarily to higher revenues related to operational support software systems sales to Time Warner, which was partially offset by lower on demand content management systems sales. Content and operations management systems revenues are derived from sales under multiple element arrangements whereby revenues are recognized using the completed contract method of accounting or, in some cases, are recognized ratably over the delivery period. As a result, systems revenues are affected by the timing of new orders and customer acceptance requirements. Software license and associated professional services revenue for our mobile workforce software product line is recognized using the percentage of completion method of accounting due to our ability to reliably estimate contract costs at the inception of the contracts. Deferred revenue increased by 63%, to $36.4 million at June 29, 2007 from $22.4 million at June 30, 2006. This compares to an increase in deferred revenue during fiscal year 2006, of 25%.

Network Services segment sales increased 35% during fiscal year 2007 resulting from increased professional services sales related to network integration services.

Domestic sales increased 57% for fiscal year 2007 due primarily to increased Broadband Systems Solutions segment sales to Time Warner Cable, Cox Communications, and Comcast Corporation.

International sales decreased 19% for fiscal year 2007, due primarily to lower Broadband Systems Solutions segment sales of network products to certain customers, primarily in Europe and Asia, as well as lower content management systems sales. We believe that future capital spending in European markets will be primarily driven by increased competition for enhanced broadband services requiring telecommunication providers to upgrade their networks to support these enhanced services. We expect demand for our product line offerings in international markets will continue to be highly variable. The international markets represent distinct markets in which capital spending decisions for network infrastructure products and content and operations management systems are affected by a variety of factors, including access to financing and general economic conditions.

The tables below sets forth our backlog by industry segment as of June 29, 2007 compared to June 30, 2006:

Backlog as of June 29, 2007:
	(in millions of dollars)
Industry Segment	12-month backlog	Greater than 12- month backlog	Total Backlog	% of Total
Broadband Systems Solutions:
Products	$30.2	$—	$30.2	33
Content and operations management systems	43.0	18.3	61.3	66

Total Broadband Systems Solutions	73.2	18.3	91.5	99
Network Services	0.8	—	0.8	1

Total contract backlog	$74.0	$18.3	$92.3	100

% of total	80	20	100

Backlog as of June 30, 2006:
	(in millions of dollars)
Industry Segment	12-month backlog	Greater than 12- month backlog	Total Backlog	% of Total
Broadband Systems Solutions:
Products	$27.7	$—	$27.7	36
Content and operations management systems	36.2	10.4	46.6	60

Total Broadband Systems Solutions	63.9	10.4	74.3	96
Network Services	3.2	—	3.2	4

Total contract backlog	$67.1	$10.4	$77.5	100

% of total	87	13	100

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

Gross Margin. The following table sets forth our gross margins by operating segment for fiscal year 2007 compared to fiscal year 2006.

	Fiscal Year Ended
Operating Segment	June 29, 2007 Gross Margin %	Change Points	June 30, 2006 Gross Margin %
Broadband Systems Solutions:
Products	41.3	8.5	32.8
Content and operations management systems	60.3	11.1	49.2
Total Broadband Systems Solutions	45.4	8.6	36.8
Network Services	35.4	(5.1)	40.5
Consolidated	45.3	8.4	36.9

Consolidated gross margins increased during fiscal year 2007, primarily due to higher gross margins in our Broadband Systems Solutions segment. Broadband Systems Solutions product gross margins increased for fiscal year 2007, as a result of higher volumes and changes in sales mix. Broadband Systems Solutions product gross margins for fiscal year 2006 were adversely affected by a write-down in inventory of $8.6 million associated with certain transport product lines, based on management’s assessment of market conditions for those product lines. Broadband Systems Solutions content and operations management systems gross margins increased for fiscal year 2007, as a result of product mix and increased volume. Network Services segment gross margins declined for fiscal year 2007 due to the mix of services associated with projects during the fiscal year. We anticipate that our future gross margins will continue to be affected by many factors, including revenue levels in general, sales mix, competitive pricing pressures, the timing of new product introductions and the timing of deployments for certain of our content management and operational support software solutions.

Selling and Administrative. Selling and administrative expenses were $62.9 million (23% of net sales) in fiscal year 2007, compared to $65.4 million (31% of net sales) in fiscal year 2006. Selling and administrative expenses declined 4% for fiscal year 2007, primarily as a result of lower personnel and administrative expenses resulting from restructuring initiatives implemented in the latter half of fiscal year 2006 in order to improve our cost structure.

Research and Product Development. Research and product development expenses were $32.5 million during fiscal year 2007 compared to $38.2 million during fiscal year 2006. Research and product development expenses declined 15% for fiscal year 2007, due primarily to lower personnel costs resulting from workforce reductions. Our research and product development expenses consist primarily of the compensation of development personnel, depreciation of development and test equipment, project expenses to support product development initiatives, and program services. We believe sustained commitment to product development efforts will be required for us to remain competitive, and anticipate continuing investments in research and product development in future periods related to network infrastructure products and content and operations management systems.

Restructuring Charges. Restructuring charges related to continuing operations were $960,000 in fiscal year 2007 compared to restructuring charges of $6.6 million in fiscal year 2006. During fiscal year 2007, we incurred ongoing restructuring charges associated with the closure and downsizing of leased facilities, as well as additional employee termination benefits associated with workforce reductions. During fiscal year 2006, we initiated a restructuring of our operations to reduce costs and maximize operational efficiency by relocating certain processes from Wallingford, Connecticut to our Tijuana, Mexico facility as well as closing our Sunnyvale, California and Andover, Massachusetts facilities. The fiscal year 2006 restructuring charges represented employee termination benefits associated with workforce reductions of 209 employees and lease commitment costs related to the closure and downsizing of these facilities.

Operating Income (Loss) By Segment. The table below sets forth our operating income (loss), excluding unallocated items, for fiscal years ended June 29, 2007 and June 30, 2006, for each of our reportable segments.

	Fiscal Year Ended
	(In millions of dollars)
	June 29, 2007 Operating Income (Loss)	Change from Prior Year	June 30, 2006 Operating Income (Loss)
Operating Segment
Broadband Systems Solutions	$24.2	66.3	$(42.1)
Network Services	1.4	0.1	1.3

Operating income for the Broadband Systems Solutions segment for fiscal year 2007 was $24.2 million compared to an operating loss of $42.1 million for fiscal year 2006, due to higher revenues and improved gross margins. The operating loss in fiscal year 2006 included the previously discussed inventory and restructuring charges, as well as an impairment charge of $7.0 million, including $5.3 million associated with the decision to cease sales and marketing activities related to certain transport product lines, and $1.7 million associated with the divestiture of our operations in Mulgrave, Australia. In addition, we recorded a gain of $2.0 million in fiscal year 2006 associated with the divestiture of our digital video product line. The increase in operating income for the Network Services segment for fiscal year 2007 was due to higher volume, which offset lower gross margins during the period.

Interest Expense and Investment Income. Interest expense was $1.4 million in both fiscal 2007 and 2006. Interest expense derived primarily from interest payments and debt issuance costs associated with our 3.5% senior unsecured convertible notes issued on December 31, 2004 in the acquisition of nCUBE.

Investment income was $3.8 million in fiscal year 2007 compared to $2.0 million in fiscal year 2006. Investment income increased in fiscal year 2007, due to a higher average investment balance and improved investment returns.

Gain on sale of bankruptcy trade claims. In October 2003, we sold substantially all of our pre-petition claims related to accounts receivables in the bankruptcy cases of Adelphia and affiliates. We received an initial payment in fiscal year 2004 of $21.1 million, with additional amounts being held in escrow pending the resolution of certain contingencies. In the fourth quarter of fiscal year 2006, we received $11.8 million (includes interest income of $393,000) of the additional funds held in escrow. A gain of $11.4 million (net of $458,000 credited to interest income and legal costs) was recorded; of which $9.7 million was recorded as a gain in continuing operations and $1.7 million was recorded as a gain in discontinued operations.

Other income, net. Other income was $431,000 in fiscal year 2007 compared to $3.1 million in fiscal year 2006. Included in other income for fiscal year 2006 was a $1.2 million gain on litigation judgment and $1.1 million gain on sale of assets.

Income Tax Expense. Income tax expense from continuing operations was $2.6 million in fiscal year 2007 compared to $2.9 million in fiscal year 2006. Income taxes for fiscal year 2007 derived from the following: recognition of additional valuation allowance, current taxes paid or payable for federal alternative minimum tax (“AMT”), for which any AMT credit carryforward is offset by a valuation allowance, and state and foreign income tax in those jurisdictions where offsetting loss carryforwards are not available or are limited.

The Company has assessed the realizability of its deferred tax assets, giving consideration to historical operating losses, scheduled reversals of deferred tax liabilities, projected future taxable income and tax planning strategies. We have concluded as of June 29, 2007, that the realization of any future benefit from deductible temporary differences, net operating loss and tax credit carryforwards is uncertain in many of the taxing jurisdictions in which we operate. Therefore, we have continued to maintain a valuation allowance for substantially all of our deferred tax assets, with the exception of deferred tax assets in certain foreign jurisdictions where the Company has historically been profitable. We expect to maintain valuation allowances related to deferred tax benefits until a level of profitability is achieved and sustained in the applicable tax jurisdiction that demonstrates it is more likely than not that we will be able to realize all or part of the deferred tax assets. In the event that we reverse the valuation allowance in the future, reported tax expense subsequent to such action will increase and will likely approximate the statutory rates in the various jurisdictions in which we operate.

Fiscal 2006 Compared to Fiscal 2005

Net Sales. Sales increased 7% in fiscal year 2006, reflecting higher revenues from the sales of content and operations management, including product lines acquired from nCUBE, which were included in our results for the full year of fiscal 2006 and for approximately six months during fiscal year 2005, and higher professional service sales. These higher revenues were partially offset by lower sales for products. Our largest customer for fiscal year 2006 was Time Warner Cable, accounting for 19% of net sales.

Broadband Systems Solutions segment sales increased 6% for fiscal year 2006. The sales of network products decreased 9%, which was attributable primarily to a decline in sales to international customers in Europe, Asia, and Latin America. We believe capital spending in international regions was constrained due to spending cycles, competition, and consolidation among communication providers. The sales of content and operations management systems increased 116% during fiscal year 2006 primarily from increased sales of systems and software applications for video on demand (VOD) products, derived from product lines acquired in our acquisition of nCUBE at the beginning the third quarter of fiscal year 2005. In addition, sales of operational support software (OSS) increased primarily for mobile workforce management and subscriber fulfillment solutions.

Network Services segment sales increased 95% during fiscal year 2006 resulting from an increase in network design revenues during the period.

Domestic sales of network products were relatively flat during fiscal year 2006. Domestic sales increased for VOD and certain OSS product lines during fiscal year 2006.

International sales decreased for fiscal year 2006 due primarily to lower network product sales in Europe, Asia, and Latin America, which were partially offset by increased revenues for our VOD products.

Gross Margin. The following table sets forth our gross margins by operating segment for fiscal year 2006 compared to fiscal year 2005.

	Fiscal Year Ended
Operating Segment	June 30, 2006 Gross Margin %	Change Points	June 24, 2005 Gross Margin %
Broadband Systems Solutions:
Products	32.8	(7.9)	40.7
Content and operations management systems	49.2	1.8	47.4
Total Broadband Systems Solutions	36.8	(4.7)	41.5
Network Services	40.5	30.2	10.3
Consolidated	36.9	(4.3)	41.2

Consolidated gross margins decreased during fiscal year 2006, primarily due to lower gross margins for network products, which included an $8.6 million write-down in inventory associated with certain transport product lines, based on management’s assessment of market conditions for those products. In addition, lower volumes and product mix also contributed to the decline in gross margins. Network Services segment gross margins increased during fiscal year 2006 due to higher margins on certain professional service projects.

Selling and Administrative. Selling and administrative expenses were $65.4 million (31% of net sales) in fiscal year 2006, compared to $59.8 million (30% of net sales) in fiscal year 2005. Selling and administrative expenses increased 9% during fiscal year 2006 as a result of higher personnel and administrative expense associated with the acquisition of nCUBE, which were included in operating expenses for a full year during fiscal year 2006 compared to approximately six months during fiscal year 2005, and share-based compensation associated with the adoption of SFAS No. 123R — “Share-Based Payment” (Statement 123R), effective as of June 25, 2005.

Research and Product Development. Research and product development expenses were $38.2 million during fiscal year 2006 compared to $37.8 million during fiscal year 2005. Research and product development expenses increased for fiscal year 2006, primarily due to higher personnel costs resulting from the acquisition of nCUBE, which were included in operating expenses for a full year during fiscal year 2006 compared to approximately six months during fiscal year 2005.

Divestitures and Impairment Charges. During fiscal year 2006, we recognized total impairment charges of $7.0 million. An impairment loss of $5.3 million was recognized during the second quarter of fiscal year 2006 related to our decision to cease sales and marketing activities associated with certain transport product lines. The impairment charge was comprised of $5.0 million of other intangible assets associated with purchased technology and $342,000 associated with the write-down of property and equipment. The fair value of these assets was measured based on an estimate of discounted cash flows expected to result from the use and disposition of these assets.

On April 7, 2006, we divested our operation located in Mulgrave, Australia, in a sale of business transaction. The operation was included as part of our Broadband Systems Solutions segment. The terms of sale included a 1.5 million Australian dollar cash payment ($1.1 million United States dollars) for the business. We recorded an impairment of $1.7 million associated with a write-down in our investment in the business during fiscal year 2006.

On March 7, 2006, we divested our digital video product line, which was deemed to be a non-strategic product line, in a sale to Newfound Technologies Corporation, a privately held, Massachusetts-based supplier of electronic hardware. The sale included the Company’s DV 6000® series of products, which was included in our Broadband Systems Solutions product segment. The terms of sale included a $4.0 million cash payment, which was made up of an initial payment of $3.4 million and an installment receivable of $600,000, which was paid in three (3) quarterly installments of $200,000 each. Additional contingent cash consideration will be paid to us if certain sales objectives are achieved in the twenty-five months immediately following March 7, 2006. The sale included the transfer of assets, primarily inventory and fixed assets and certain liabilities. We recorded a gain on sale of product line of $2.0 million.

Restructuring Charges. Restructuring charges were $6.6 million in fiscal year 2006 compared to restructuring charges of $993,000 in fiscal year 2005. During fiscal year 2006, we initiated a restructuring of our operations to reduce costs and maximize operational efficiency by relocating certain manufacturing operations from Wallingford, Connecticut to our Tijuana, Mexico facility as well as closing our Sunnyvale, California and Andover, Massachusetts facilities. The restructuring charges represented employee termination benefits associated with workforce reductions of 209 employees and lease commitment costs related to the closure and downsizing of these facilities. Restructuring charges in fiscal year 2005 related to contractual obligations associated with closing the Company’s Pleasanton, California location, as well as severance and termination benefits associated with transitioning our manufacturing operation in Klagenfurt, Austria to a contract manufacturer in the region.

Operating Income (Loss) By Segment. The table below sets forth our operating income (loss), excluding unallocated items, for fiscal years ended June 30, 2006 and June 24, 2005, for each of our reportable segments.

	Fiscal Year Ended
	(In millions of dollars)
Operating Segment	June 30, 2006 Operating Income (Loss)	Change from Prior Year	June 24, 2005 Operating Income (Loss)
Broadband Systems Solutions	$(42.1)	(14.3)	$(27.8)
Network Services	1.3	1.6	(0.3)

Operating loss (excluding unallocated items) for the Broadband Systems Solutions segment increased for fiscal year 2006, compared to fiscal year 2005 due to lower revenues and gross margins, which included an $8.6 million write-down of inventory associated with certain transport product lines, as well as restructuring and impairment costs incurred during the period. Operating income (excluding unallocated items) for the Network Services segment increased for fiscal year 2006 compared to fiscal year 2005 due to higher revenues and increased gross margins.

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

Gain on sale of bankruptcy trade claims. In October 2003, we sold substantially all of our pre-petition claims related to accounts receivables in the bankruptcy cases of Adelphia and affiliates. We received an initial payment in fiscal 2004 of $21.1 million, with additional amounts being held in escrow pending the resolution of certain contingencies. In the fourth quarter of fiscal year 2006, we received $11.8 million (includes interest income of $393,000) of the additional funds held in escrow. A gain of $11.4 million (net of $458,000 credited to interest income and legal costs) was recorded; of which $9.7 million was recorded as a gain in continuing operations and $1.7 million was recorded as a gain in discontinued operations.

Other income (expense), net. Other income was $3.1 million in fiscal year 2006 compared to other expense of $282,000 in fiscal year 2005. Included in other income for fiscal year 2006 was a $1.2 million gain on litigation judgment and $1.1 million gain on sale of assets.

Income Tax Expense (Benefit). Income tax expense was $2.9 million for fiscal year 2006 compared with an income tax benefit for fiscal year 2005 of $1.1 million. Income taxes for fiscal year 2006 included the effect of changes in valuation allowances, deferred tax adjustments and current taxes paid or payable in certain foreign jurisdictions where the Company had taxable income. The income tax benefit in fiscal year 2005 included the reversal of approximately $1.8 million in certain tax contingencies settled during the year which was partially offset by current taxes payable for state and foreign income taxes in certain jurisdictions where we were profitable.

Liquidity and Capital Resources

	Fiscal Year Ended
	June 29, 2007	June 30, 2006	June 24, 2005
	(In millions of dollars)
Cash and cash equivalents	$54.9	$44.7	$36.9
Marketable securities	53.5	16.3	15.7
Net cash provided by (used in) operating activities	31.6	6.9	(11.6)
Net cash used in investing activities	(34.9)	(0.6)	(13.8)
Net cash provided by financing activities	13.0	1.5	1.1

As of June 29, 2007, cash and cash equivalents totaled $54.9 million, up from $44.7 million at June 30, 2006. Marketable securities increased to $53.5 million at June 29, 2007, from $16.3 million at June 30, 2006. We invest portions of our available cash in deposits with major banks, corporate obligations, municipal securities, collateralized mortgage obligations, asset-backed securities, mutual funds, variable rate demand notes, equity securities, and certificates of deposit of varying maturities. Our investment policy is to manage these assets to preserve principal, maintain adequate liquidity at all times and maximize returns subject to our investment guidelines.

The aggregate of our cash and cash equivalents and marketable securities increased as of June 29, 2007, primarily as a result of positive cash flow generated from operations during fiscal year 2007. Working capital was $133.0 million at June 29, 2007, compared to $76.4 million at June 30, 2006.

As of June 29, 2007, we had total restricted cash of $5.0 million. Restricted cash relates to commitments under the terms of our letter of credit agreement with a bank, where we are required to maintain cash collateral of 102% of the amount that can be drawn on issued letters of credit, as well as bank guarantees associated with certain vendor obligations. The restricted cash balances are classified in the consolidated balance sheet as either current or long-term, depending upon the expiration term associated with the commitment (see Note 20 to the Consolidated Financial Statements in Item 8 of this Form 10-K).

Operating Activities

Net cash provided by operating activities was $31.6 million in fiscal year 2007, compared with $6.9 million in fiscal year 2006. The major elements of cash provided by operations for fiscal year 2007 include net income for the period of $28.1 million, which is adjusted for non-cash items such as depreciation and amortization and share-based compensation, and an increase in accrued liabilities and deferred revenue during the period. These changes were partially offset by a decrease in accounts payable and increased inventory, accounts receivables and other assets during the period. The major elements of cash provided by operations for fiscal year 2006 included reductions of inventory and increases in accrued liabilities. In addition, we received $11.8 million in cash proceeds for the sale of trade claims in the bankruptcy cases of Adelphia and settlement of a litigation judgment that contributed to the increased cash position as of June 30, 2006. Offsetting the cash inflows were our net loss for the period and cash outflows primarily for reductions in accounts payable.

Investing Activities

Net cash used in investing activities was $34.9 million for fiscal year 2007, compared to cash used in investing activities of $639,000 for fiscal year 2006. The cash used in investing activities during fiscal year 2007 was comprised primarily of $72.6 million for purchases of marketable securities and $6.4 million for the purchase of property, plant, and equipment, which was partially offset by $36.3 million of proceeds from the sale of marketable securities, and $7.3 million for the sale of certain product lines and operations.

Financing Activities

Net cash provided by financing activities was $13.0 million for fiscal year 2007, compared to $1.5 million for fiscal year 2006. Cash provided by financing activities during fiscal year 2007 resulted primarily from $13.0 million in proceeds from the exercise of stock options and proceeds from the issuance of stock pursuant to our employee stock purchase plan and $447,000 of proceeds from financing arrangements, which were partially offset by payment of debt and capital lease obligations. The same elements contributed to cash provided by financing activities in fiscal year 2006.

During fiscal year 2007, we obtained $447,000 of additional financing through a financing company for the purchase of machinery and equipment. Monthly payments of principal and interest are required through fiscal year 2012. The borrowings under the financing agreement are collateralized by the equipment.

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

As of June 29, 2007, we have outstanding $35.0 million of 3.5% senior unsecured convertible notes (the “Notes”) due on December 31, 2009. The Notes were issued to fund part of the consideration for the nCUBE acquisition in fiscal year 2005. Interest on the Notes is payable semi-annually at the annual rate of 3.5% on June 30 and December 30. Each Note may be converted by the holder, at its option, into shares of our common stock at a conversion rate of 81.0905 shares per $1,000 of principal amount of the Note (as may be adjusted upon the occurrence of certain specified events). The Notes are convertible at any time before the close of business on the maturity date, unless we have previously repurchased the Notes.

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

Information regarding our contractual obligations is as follows:

	Payments due by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Contractual Obligations:
Long-term debt	$36,352	$384	$35,696	$272	$—
Interest payments on 3.5% senior convertible note	3,063	1,225	1,838	—	—
Operating leases	10,472	2,587	4,326	2,036	1,523
Purchase obligations	13,308	13,308	—	—	—

Total contractual cash obligations	$63,195	$17,504	$41,860	$2,308	$1,523

Information regarding our commitments is as follows:

	Amount of commitments expiration per period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Other Commitments:
Standby letters of credit and bank guarantees	$4,393	$1,959	$2,125	$—	$309
Surety bonds	2,142	2,142	—	—	—

Total commitments	$6,535	$4,101	$2,125	$—	$309

Working Capital Outlook

Our main source of liquidity is our unrestricted cash on hand and marketable securities.

Our $35.0 million aggregate principal amount of notes (the “Notes”), issued in December 2004, requires semi-annual interest payments at an annual rate of 3.5% on June 30 and December 30. The Notes mature on December 30, 2009. As of June 29, 2007, we had a restructuring accrual of $1.2 million which includes $210,000 related to employee termination benefits to be paid out over the first quarter of fiscal year 2008, and $958,000 related to contractual obligations for leased facilities and equipment, which will be paid over the respective lease terms through 2014, unless terminated earlier. In addition, additional amounts may be owed to third parties related to a portion of the proceeds we received from a litigation judgment. As of June 29, 2007, we had accrued $5.6 million associated with employee incentive compensation under the Company’s Fiscal Year 2007 Profit Incentive Plan which is expected to be paid in the first quarter of fiscal year 2008.

Taking into account the fixed charges associated with our long-term debt obligations, amounts that may be owed to third parties from proceeds received from the litigation judgment, restructuring accruals, and employee incentive compensation payments, we believe remaining cash and cash equivalents balances, and our marketable securities will be adequate to cover our operating cash requirements over the next 24 months. However, we may find it necessary or desirable to seek financing to support our capital needs and provide funds for additional strategic initiatives, including acquiring or investing in complementary businesses, products, services, or technologies. Accordingly, this may require third-party financing or equity-based financing, such as issuance of common stock, preferred stock, or subordinated convertible debt securities and warrants, which would be dilutive to existing shareholders. We do not currently have any committed lines of credit or other available credit facilities that could be utilized for capital requirements, and it is uncertain whether such facilities could be obtained in sufficient amounts or on acceptable terms.

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

The Company is exposed to foreign currency exchange rate risks inherent in its sales commitments, anticipated sales, and assets and liabilities denominated in currencies other than the United States dollar. We attempt to minimize exposure to currencies by managing our operating activities and net asset positions. As of June 29, 2007, our exposure to foreign currencies related primarily to intercompany foreign currency transactions where settlement is anticipated. Historically, we have not hedged these specific currency exposures as gains and losses on foreign currency transactions have not been material to date.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

C-COR Incorporated:

We have audited C-COR Incorporated’s internal control over financial reporting as of June 29, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). C-COR Incorporated’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, C-COR Incorporated maintained, in all material respects, effective internal control over financial reporting as of June 29, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of C-COR Incorporated and subsidiaries as of June 29, 2007 and June 30, 2006, and the related consolidated statements of operations, cash flows, and shareholders’ equity for each of the three fiscal years in the period ended June 29, 2007, and our report dated September 11, 2007 expressed an unqualified opinion on those consolidated financial statements.

Harrisburg, Pennsylvania

September 11, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

C-COR Incorporated:

We have audited the accompanying consolidated balance sheets of C-COR Incorporated and subsidiaries as of June 29, 2007 and June 30, 2006, and the related consolidated statements of operations, cash flows, and shareholders’ equity for each of the three fiscal years in the period ended June 29, 2007. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of C-COR Incorporated and subsidiaries as of June 29, 2007 and June 30, 2006, and the results of their operations and their cash flows for each of the three fiscal years in the period ended June 29, 2007, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation on June 25, 2005.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), C-COR Incorporated’s internal control over financial reporting as of June 29, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 11, 2007 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Harrisburg, Pennsylvania

September 11, 2007

C-COR Incorporated

Consolidated Balance Sheets

(In thousands, except share and per share data)

	June 29, 2007	June 30, 2006
ASSETS
Current assets
Cash and cash equivalents	$54,913	$44,658
Restricted cash	2,563	1,409
Marketable securities	53,453	16,270
Accounts receivable, less allowance of $2,737 in 2007 and $4,567 in 2006	63,375	49,188
Unbilled receivables	2,268	3,308
Inventories	28,150	25,437
Deferred costs	8,476	4,555
Assets held for sale	—	303
Other current assets	4,935	4,239

Total current assets	218,133	149,367
Property, plant, and equipment, net	19,381	20,074
Goodwill	128,825	131,209
Other intangible assets, net	1,849	5,135
Deferred taxes	778	497
Other long-term assets	7,754	6,847

Total assets	$376,720	$313,129

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$20,699	$25,796
Accrued liabilities	31,291	26,423
Deferred revenue	32,534	19,674
Deferred taxes	219	374
Liabilities held for sale	—	415
Current portion of long-term debt	384	299

Total current liabilities	85,127	72,981
Long-term debt, less current portion	35,968	35,966
Deferred revenue	3,892	2,705
Deferred taxes	5,234	2,986
Other long-term liabilities	5,587	3,624

Total liabilities	135,808	118,262

Commitments and contingencies (See Note 20)
Shareholders’ equity
Preferred stock, no par value; authorized shares of 2,000,000; none issued	—	—
Common stock, $.05 par value; authorized shares of 100,000,000; issued shares of 53,548,951 at June 29, 2007 and 51,653,206 at June 30, 2006	2,677	2,583
Additional paid-in capital	400,185	383,362
Accumulated other comprehensive income	6,400	5,362
Accumulated deficit	(133,958)	(162,047)
Treasury stock at cost, 3,644,980 shares at June 29, 2007 and 3,645,046 shares at June 30, 2006	(34,392)	(34,393)

Total shareholders’ equity	240,912	194,867

Total liabilities and shareholders’ equity	$376,720	$313,129

See accompanying notes to consolidated financial statements.

C-COR Incorporated

Consolidated Statements of Operations

(In thousands, except per share data)

	Fiscal Year Ended
	June 29, 2007	June 30, 2006	June 24, 2005
Net sales:
Products	$211,453	$157,991	$173,225
Content and operations management systems	60,056	51,639	23,943
Services	5,820	4,316	2,159

Total net sales	277,329	213,946	199,327

Cost of sales:
Products	124,204	97,608	102,708
Content and operations management systems	23,828	26,221	12,594
Services	3,761	2,568	1,937
Excess and obsolete inventory charge	—	8,598	—

Total cost of sales	151,793	134,995	117,239

Gross margin	125,536	78,951	82,088

Operating expenses:
Selling and administrative	62,903	65,398	59,831
Research and product development	32,512	38,203	37,804
Amortization of other intangibles	3,286	4,591	5,697
Impairment charges	—	7,010	—
Acquired in-process technology charge	—	—	5,850
Loss (gain) on sale of product lines	245	(1,952)	—
Restructuring costs	960	6,583	993

Total operating expenses	99,906	119,833	110,175
Income (loss) from operations	25,630	(40,882)	(28,087)
Other income (expense), net:
Interest expense	(1,434)	(1,350)	(680)
Investment income	3,760	2,001	1,322
Foreign exchange loss (gain)	(172)	248	235
Gain on sale of bankruptcy trade claims	—	9,715	—
Other income (expense), net	431	3,135	(282)

Income (loss) before income taxes	28,215	(27,133)	(27,492)
Income tax expense (benefit)	2,566	2,939	(1,059)

Income (loss) from continuing operations	25,649	(30,072)	(26,433)
Discontinued operations, net of tax:
Income (loss) from discontinued operations	(1,154)	2,766	743
Gain on sale of discontinued operations	3,594	—	—

Total discontinued operations, net of tax	2,440	2,766	743

Net income (loss)	$28,089	$(27,306)	$(25,690)

Net income (loss) per share—basic:
Continuing operations	$0.53	$(0.63)	$(0.58)
Discontinued operations	0.05	0.06	0.01

Net income (loss)	$0.58	$(0.57)	$(0.57)

Net income (loss) per share—diluted:
Continuing operations	$0.51	$(0.63)	$(0.58)
Discontinued operations	0.05	0.06	0.01

Net income (loss)	$0.56	$(0.57)	$(0.57)

Weighted average common shares and common share equivalents:
Basic	48,762	47,891	45,325
Diluted	52,565	47,891	45,325

See accompanying notes to consolidated financial statements.

C-COR Incorporated

Consolidated Statements of Cash Flows

(In thousands)

	Fiscal Year Ended
	June 29, 2007	June 30, 2006	June 24, 2005
Operating Activities:
Net income (loss)	$28,089	$(27,306)	$(25,690)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	8,571	11,156	13,013
Share-based compensation	3,957	3,933	240
Impairment charges	—	7,010	5,850
Gain on sale of discontinued operations	(3,594)	—	—
(Gain) loss on sale of product lines	245	(1,952)	—
Gain on sale of property, plant and equipment	(105)	(1,093)	—
Deferred income taxes	727	2,645	354
Other, net	(399)	209	20
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(12,610)	1,143	6
Inventories	(2,668)	13,060	(9,668)
Accounts payable	(5,114)	(10,537)	7,782
Accrued liabilities and deferred revenue	21,168	6,690	3,045
Other	(6,644)	1,920	(6,567)

Net cash provided by (used in) operating activities	31,623	6,878	(11,615)

Investing Activities:
Purchase of property, plant and equipment	(6,388)	(5,896)	(5,954)
Proceeds from sale of property, plant and equipment	35	1,337	31
Proceeds from maturities of marketable securities and other short-term investments	36,334	18,499	66,562
Purchase of marketable securities and other short-term investments	(72,554)	(19,038)	(27,321)
Proceeds from sale of discontinued operations, net of transaction costs	6,923	—	—
Proceeds from sale of subsidiary	—	1,081	—
Proceeds from sale of product lines	788	3,530	—
Acquisitions, net of cash acquired	—	(152)	(47,075)

Net cash used in investing activities	(34,862)	(639)	(13,757)

Financing Activities:
Payment of debt and capital lease obligations	(372)	(185)	(166)
Proceeds from financing arrangements	447	416	—
Proceeds from issuance of common stock to employee stock purchase plan	82	123	353
Proceeds from exercise of stock options and stock warrants	12,878	1,146	912
Issuance (purchase) of treasury stock	1	(43)	—

Net cash provided by financing activities	13,036	1,457	1,099

Effect of exchange rate changes on cash	458	64	280

Increase (decrease) in cash and cash equivalents	10,255	7,760	(23,993)
Cash and cash equivalents at beginning of fiscal year	44,658	36,898	60,891

Cash and cash equivalents at end of fiscal year	$54,913	$44,658	$36,898

Supplemental cash flow information:
Non-cash investing and financing activities
Fair value adjustment of available-for-sale securities	$24	$(13)	$161
Purchase of assets under capital lease financing	—	255	—
Equity securities received in connection with Adelphia Communication Corporation bankruptcy	139	—	—
Common stock issued in connection with the acquisition of nCUBE Corporation	—	—	32,589
Long-term debt issued in connection with the acquisition of nCUBE Corporation	—	—	35,000

See accompanying notes to consolidated financial statements.

C-COR Incorporated

Consolidated Statements of Shareholders’ Equity

(In thousands)

	Comprehensive Income (Loss)	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Unearned Compensation	Accumulated Deficit	Treasury Stock	Total
Balance, June 26, 2004		$—	$2,333	$344,821	$5,013	$(504)	$(109,051)	$(34,350)	$208,262

Net loss	$(25,690)	—	—	—	—	—	(25,690)	—
Other comprehensive income:
Net unrealized holding gain on marketable securities	161
Foreign currency translation gain	213

Other comprehensive income	374	—	—	—	374	—	—	—

Comprehensive loss	$(25,316)

Issue common stock for acquisition		—	225	32,364	—	—	—	—
Exercise of stock options		—	9	902	—	—	—	—
Amortization of unearned compensation		—	—	—	—	240	—	—
Forfeitures of unearned stock option compensation		—	—	(103)	—	103	—	—
Issue shares to employee stock purchase plan		—	3	350	—	—	—	—

Balance, June 24, 2005		—	2,570	378,334	5,387	(161)	(134,741)	(34,350)	217,039
Net loss	$(27,306)	—	—	—	—	—	(27,306)	—
Other comprehensive loss:
Net unrealized holding loss on marketable securities	(13)
Foreign currency translation loss	(12)

Other comprehensive loss	(25)	—	—	—	(25)	—	—	—

Comprehensive loss	$(27,331)

Purchase of treasury stock for deferred compensation plan		—	—	—	—	—	—	(43)
Exercise of stock options		—	12	1,134	—	—	—	—
Reclassification adjustment of unearned compensation		—	—	(161)	—	161	—	—
Share-based compensation		—	—	3,933	—	—	—	—
Issue shares to employee stock purchase plan		—	1	122	—	—	—	—

Balance, June 30, 2006		—	2,583	383,362	5,362	—	(162,047)	(34,393)	194,867
Net income	$28,089	—	—	—	—	—	28,089	—
Other comprehensive income:
Net unrealized holding gain on marketable securities	24
Foreign currency translation gain	1,014

Other comprehensive income	1,038	—	—	—	1,038	—	—	—

Comprehensive income	$29,127

Issuance of treasury stock for deferred compensation plan		—	—	—	—	—	—	1
Exercise of stock options		—	94	12,784	—	—	—	—
Share-based compensation		—	—	3,957	—	—	—	—
Issue shares to employee stock purchase plan		—	—	82	—	—	—	—

Balance, June 29, 2007		$—	$2,677	$400,185	$6,400	$—	$(133,958)	$(34,392)	$240,912

See accompanying notes to consolidated financial statements.

C-COR Incorporated

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

Note 1. Description of Business

The Company is a global provider of integrated, end-to-end network solutions that include products, content and operations management systems, and professional services for two-way hybrid fiber coax broadband networks delivering video, voice, and data. The Company operates in two industry segments: Broadband Systems Solutions and Network Services.

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

•

Content and operations management systems, including software, hardware, and support for the delivery of video on demand and digital advertising as well as application-oriented, operational support software for managing bandwidth and resource utilization, network and service assurance, and mobile workforce automation.

The Network Services segment provides professional services for engineering, design, and deployment of advanced applications over broadband networks, including network design, network integration, and consulting to a variety of customers.

For additional information regarding the Company’s reporting segments, see Note 23.

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned foreign and domestic subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation

During the fourth quarter of fiscal year 2007, the Company sold certain assets and liabilities related to the Company’s field services business which was a component of its Network Services business segment. In accordance with Statement of Financial Accounting Standards (SFAS) No. 144 (Statement 144) “Accounting for the Impairment or Disposal of Long-Lived Assets,” the field services operations were classified as discontinued operations for all periods presented.

Fiscal Years

Management has adopted a fiscal year that ends on the last Friday in June. For reporting periods presented herein, the periods ended on June 29, 2007, June 30, 2006 and June 24, 2005. These fiscal years contained 52, 53 and 52 weeks, respectively.

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

Reclassifications and Revisions

Certain prior year amounts in the financial statements and notes have been reclassified or revised to conform to the fiscal year 2007 presentation.

The June 30, 2006 consolidated balance sheet has been revised to reflect a reclassification of $8,621 from cash and cash equivalents to marketable securities due to certain securities having an original maturity greater than three months. This revision affected the consolidated statement of cash flows for fiscal years ended June 30, 2006 and June 24, 2005. This revision did not affect the consolidated statement of operations for the fiscal year ended June 30, 2006 and June 24, 2005.

The impact of reclassifications and revisions on the previously issued consolidated balance sheets and statements of cash flows were as follows:

	As reported	Adjustment	Adjusted Balance
Balance sheet as of June 30, 2006:
Cash and cash equivalents	$53,279	$(8,621)	$44,658
Marketable securities	7,649	8,621	16,270

Statement of cash flows for the fiscal year ended June 30, 2006:
Net cash provided by operating activities	$6,878	$—	$6,878
Net cash provided by (used in) investing activities	1,976	(2,615)	(639)
Net cash provided by financing activities	1,041	416	1,457
Effect of exchange rate changes on cash	64	—	64

Decrease in cash and cash equivalents	$9,959	$(2,199)	$7,760
Cash and cash equivalents at beginning of period	43,320	(6,422)	36,898

Cash and cash equivalents at end of period	$53,279	$(8,621)	$44,658

Statement of cash flows for the fiscal year ended June 24, 2005:
Net cash used in operating activities	$(12,628)	$1,013	$(11,615)
Net cash used in investing activities	(9,222)	(4,535)	(13,757)
Net cash provided by financing activities	1,099	—	1,099
Effect of exchange rate changes on cash	280	—	280

Decrease in cash and cash equivalents	$(20,471)	$(3,522)	$(23,993)
Cash and cash equivalents at beginning of period	63,791	(2,900)	60,891

Cash and cash equivalents at end of period	$43,320	$(6,422)	$36,898

Cash, Cash Equivalents, and Marketable Securities

The Company invests its excess cash in deposits with major banks, commercial paper, corporate obligations, municipal securities, collateralized mortgage obligations, asset-backed securities, mutual funds, variable rate demand notes, equity securities, and certificates of deposit. By policy, the Company invests primarily in high-grade marketable securities. The Company is exposed to credit risk in the event of default by the financial institutions or issuers of these investments to the extent of amounts recorded on the consolidated balance sheet.

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

Inventories

Inventories include material, labor, and overhead and are stated at the lower of cost or market. Cost is determined primarily on the first-in, first-out method. For certain of the Company’s inventories, cost is determined using a weighted-average cost. The value of inventory determined using a weighted-average cost method was $119 and $153 at June 29, 2007 and June 30, 2006, respectively. In assessing the ultimate realization of inventories, the Company is required to make estimates regarding future events in an industry where rapid technological changes are prevalent. Provisions are established for excess and obsolete inventories after evaluation of historical sales and usage, current economic trends, market conditions, product rationalization, forecasted sales, product lifecycles, and current inventory levels.

Property, Plant and Equipment

Property, plant, and equipment, which include leased property under capital leases, are stated at cost. Depreciation or amortization is calculated on the straight-line method for financial statement purposes based upon the following estimated useful lives:

Buildings	10 to 25 years
Machinery and equipment under capital lease	2 to 5 years
Machinery and equipment	2 to 10 years
Leasehold improvements	2 to 15 years

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

Software costs capitalized under SOP 98-1 were $995, $1,711, and $1,040 during fiscal years 2007, 2006, and 2005, respectively. Capitalized costs are included in property, plant, and equipment on the consolidated balance sheets. Amortization expense for fiscal years 2007, 2006, and 2005 was $1,607, $1,793, and $1,612, respectively. The carrying value of the software is reviewed regularly and impairment is recognized if the value of the estimated undiscounted cash flow benefits related to the asset is less than the remaining unamortized costs.

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

The weighted-average life remaining of the Company’s identifiable intangible assets as of June 29, 2007 was 7 months.

Convertible Debt

The Company accounts for the issuance of its convertible debt in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (Statement 133), Statement 133 Implementation Guidance Issue No. B-16, APB No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”, Emerging Issues Task Force (“EITF”) No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments” (“EITF No. 00-27”), and EITF No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” (“EITF No. 98-5”). The Company recorded no discount or premium on the convertible debt, which would require amortization over the life of the notes. The Company determined there was no beneficial conversion feature that would require a separate valuation of fair value of the conversion feature. The conversion and call features were determined not to be derivatives. The put feature was determined to be an embedded derivative, the fair value of which was determined to be $0, at June 29, 2007 and June 30, 2006. Transaction expenses were treated as debt issuance costs in accordance with APB No. 21, “Interest on Receivables and Payables” and are being amortized over the life of the notes.

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

Products: Revenue from product sales and sales-type leases is recognized based upon delivery terms. Revenue is recognized when the equipment has been shipped to the customer when delivery terms are origin-based (e.g., FOB Shipping Point and Ex-works). When delivery terms are destination-based (e.g., FOB Destination, Delivery duty unpaid (DDU) and Delivery duty paid (DDP)), revenue is recognized upon the delivery of the equipment. In instances in which payments are received upon product delivery and the agreement with the customer contains a customer acceptance clause, revenue recognition is deferred until customer acceptance is obtained. Deferred revenue recorded under these arrangements was $0 and $78 at June 29, 2007 and June 30, 2006, respectively.

Content and Operations Management Systems: Content and operations management systems revenue consists of equipment and application software sales of video on demand systems, digital advertising insertion systems, operational support systems and related post contract support (PCS) services. Software and associated system product revenues are recognized based on the guidance of AICPA Statement of Position (SOP) 97-2, “Software Revenue Recognition” (SOP 97-2), as amended. In multiple element arrangements, the Company allocates revenue to the various elements based on vendor-specific objective evidence (VSOE) of fair value. The Company’s VSOE of fair value is determined based on the price charged when the same element is sold separately. If VSOE of fair value does not exist for all elements in a multiple element arrangement, revenue recognition is deferred until all elements without VSOE are delivered, at which time the Company applies the residual method. Under the residual method, if VSOE exists for the undelivered element (PCS), the fair value of the undelivered element is deferred and recognized ratably over the term of the PCS contract, and the remaining portion of the arrangement is recognized as revenue upon delivery, which generally occurs on completion of implementation of the system.

For certain of our software license arrangements where professional services are being provided and are deemed to be essential to the functionality or are for significant production, modification, or customization of the software product, both the software and the associated professional service revenue are recognized in accordance with the provisions of ARB 45 and SOP 81-1. Many of these software and professional services arrangements are recognized using the completed-contract method as the Company does not have the ability to reasonably estimate contract costs at the inception of the contracts. Under the completed-contract method, revenue is recognized when the contract is complete, and all direct costs and related revenues are deferred until that time. The Company recognizes software license and associated professional services revenue for one of its software license products (mobile workforce management) using the percentage-of-completion method of accounting as the Company believes that its estimates of costs to complete and extent of progress toward completion of such contracts are reliable. The entire amount of an estimated loss on a contract is accrued at the time a loss on a contract is projected. Actual losses may differ from these estimates.

Software maintenance and support services fees are generally billed and collected in advance of the associated maintenance contract term. Maintenance and support services fees collected are recorded as deferred revenue and recognized ratably under the straight-line method over the term of the contract. Unbilled receivables totaled $31 and $534 at June 29, 2007 and June 30, 2006, respectively.

Deferred revenue represents amounts billed and totaled $36,363 and $22,301 at June 29, 2007 and June 30, 2006, respectively. Contract costs related to deferred revenue consist primarily of direct labor and applicable benefits, travel and other direct costs, and equipment costs. Deferred costs under these contracts were $8,476 and $4,555 as of June 29, 2007 and June 30, 2006, respectively.

Services: Service revenues, consisting of system design, professional services, and consulting engagements, are recognized as services are rendered in accordance with the terms of contracts. At times, the Company enters into multiple element contracts that entail delivery of both products and services. These contracts are accounted for under the percentage of completion method in accordance with the provisions of Accounting Research Bulletin No. 45, “Long-Term Construction-Type Contracts” (ARB No. 45) using the relevant guidance in AICPA Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (SOP 81-1). Under the percentage-of-completion method, for certain contracts the Company records revenue by reference to the costs incurred to date and the estimated costs remaining to fulfill the contracts. For other contracts accounted for under the percentage-of-completion method, revenue and costs are recognized on the units of delivery method. This method recognizes as revenue the contract price of units of the product delivered during each period and the costs allocable to the delivered units as the related cost of sales. Provisions for losses on service contracts are recognized in the period in which the loss first becomes apparent. For contracts accounted for under the percentage-of-completion method, the Company typically performs the service prior to billing the customer which gives rise to unbilled receivables. In these circumstances, billings usually occur shortly after the Company performs specific increments of work, as outlined in the contract. Unbilled receivables are expected to be billed and collected generally within three to six months. Unbilled receivables totaled $2,237 and $2,774 at June 29, 2007 and June 30, 2006, respectively. Deferred revenue recorded under contracts was $63 and $0 at June 29, 2007 and June 30, 2006, respectively.

Taxes Assessed by a Government Authority on Revenue-Producing Transactions

In June 2006, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)” (EITF 06-03). The consensus provides that the presentation of taxes assessed by a governmental authority that are directly imposed on revenue-producing transactions between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. The Company records taxes within the scope of EITF 06-03 on a net basis.

Shipping and Handling Costs

The Company classifies out-bound shipping and handling costs as a component of selling and administrative expenses in the consolidated statements of operations. Shipping and handling costs included in selling and administrative expense for fiscal years 2007, 2006, and 2005 were $3,489, $2,448, and $2,784, respectively.

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

Advertising

The Company expenses advertising costs in the period incurred. Advertising expense is classified as a component of selling and administrative expenses in the consolidated statements of operations. Advertising expense included in selling and administrative expense for fiscal years 2007, 2006, and 2005 was $1,894, $2,624, and $3,739, respectively.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards for each jurisdiction in which the Company operates. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company provides a valuation allowance for deferred tax assets based on an assessment of whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. No provision for domestic income tax or foreign withholding tax is made on earnings of foreign operations that are considered to be permanently reinvested in the business.

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

Share-Based Compensation

The Company adopted SFAS No. 123(R), “Share-Based Payment” (Statement 123R) as of June 25, 2005, which requires the Company to measure compensation cost for all outstanding unvested share-based awards at fair value and recognize compensation over the service period for awards expected to vest. The Company uses the Black-Scholes closed form option-pricing model (Black-Scholes) for purposes of determining estimated fair value of share-based payment awards on the date of grant under Statement 123R. The Black-Scholes model requires certain assumptions that involve judgment. Because changes in assumptions can materially affect the fair value estimate, the existing model may not provide a reliable single measure of the fair value of the Company’s share-based payment awards. Management will continue to assess the assumptions and methodologies used to calculate estimated fair value of share-based compensation. Circumstances may change and additional data may become available over time, which could result in changes to these assumptions and methodologies and thereby materially impact management’s fair value determination. If factors change and the Company employs different assumptions in the application of Statement 123R in future periods, the compensation expense that the Company records under Statement 123R may differ significantly from what has been recorded in the current period. The Company elected to adopt the alternative transition method provided for under SFAS 123(R)-3 to establish the initial pool of excess tax benefits, which would be available to absorb tax deficiencies recognized subsequent to the adoption of Statement 123R. The pool of excess tax benefits was determined to be zero as of the date of adoption.

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

Had the Company adopted Statement 123R for fiscal year ended June 24, 2005, the impact of that standard would have approximated the impact of Statement 123 in the disclosure of pro forma net loss and net loss per share described as follows:

June 24, 2005
Net loss	$(25,690)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects if applicable	240
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects, if applicable	(4,435)

Pro forma net loss	$(29,885)

Net loss per share:
Basic—as reported	$(0.57)
Basic—pro forma	$(0.66)
Diluted—as reported	$(0.57)
Diluted—pro forma	$(0.66)

Contingencies:

The Company is subject to certain claims and pending or threatened litigation that arise in the ordinary course of our business. The Company assesses the likelihood of any adverse judgments or outcomes as well as potential ranges of probable losses. The Company records accruals for loss contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Contingencies that might result in a gain are not accrued before they are realized.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (Statement 157), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. Statement 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Earlier application is encouraged provided that the reporting entity has not yet issued financial statements for that fiscal year including financial statements for an interim period within that fiscal year. The Company is currently assessing Statement No. 157 and has not yet determined the impact that the adoption of Statement No. 157 will have on its results of operations and financial position when it becomes effective for the Company in fiscal year 2009.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (Statement 159). Statement 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Statement 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently assessing Statement 159 and has not yet determined the impact that the adoption of Statement 159 will have on its results of operations and financial position when it becomes effective for the Company in fiscal year 2009.

Note 3. Discontinued Operations

During the fourth quarter of fiscal year 2007, the Company sold certain assets and liabilities of its field services operations, the operations of which were included as a component of the Company’s Network Services segment, to Source Broadband Solutions, LLC, a privately held business in Atlanta, Georgia. The Company classified this business as a discontinued operation as of June 29, 2007. The terms of the sale included a $7,000 cash payment. Direct transaction costs incurred by the Company were $77. The primary assets sold were customer contracts, machinery and equipment, goodwill, and other tangible and intangible assets of the business. The Company recorded a gain, net of tax, on the sale of $3,594.

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

Fiscal Year 2007

On August 31, 2006, the Company sold its Service Activation Manager (SAM) and Service Provisioning Manager (SPM) product lines, and sold certain of its operations in India to Sigma Systems Canada, Inc. and its wholly owned subsidiary in India. The SAM and SPM products and operations were included as part of the Company’s Broadband Systems Solutions segment.

The terms of sale included a $388 cash payment, the assumption of certain liabilities and a credit for future consulting services. The assets sold included a partial interest in the Company’s ownership of certain software technology, rights under certain contracts, accounts receivable, fixed assets, and certain other assets and liabilities. The Company recorded a loss of $245, which included a write-off of goodwill of $342 (see Note 10), related to the sale of these product lines and transfer of operations.

Fiscal Year 2006

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

On April 7, 2006, the Company divested its operation located in Mulgrave, Australia in a sale of business transaction. The operation was included as part of the Company’s Broadband Systems Solutions segment. The terms of sale included a 1,500 Australian dollar cash payment ($1,081 United States dollars) for the business. The Company recorded an impairment of $1,680 associated with a write-down of the Company’s investment in the business during fiscal year 2006. A capital loss of $51 was recorded for tax purposes.

On March 7, 2006, the Company divested its digital video product line, which was deemed to be a non-strategic product line, in a sale to Newfound Technologies Corporation, a privately held, Massachusetts-based supplier of electronic hardware. The sale included the Company’s DV 6000® series of products, which was included in the Company’s Broadband Systems Solutions segment. The terms of sale included a $4,000 cash payment, which was made up of an initial payment of $3,400 and an installment receivable of $600, which was paid in three (3) quarterly installments of $200 each. Additional contingent cash consideration will be paid to the Company if certain sales objectives are achieved in the twenty-five months immediately following March 7, 2006. The sale included the transfer of assets, primarily inventory and fixed assets, and certain liabilities. The Company recorded a gain on sale of product line of $1,952 during fiscal year 2006.

Note 5. Restructuring

In fiscal year 2007, the Company implemented restructuring initiatives to align its workforce, facilities and operating costs with current business opportunities. For fiscal year 2007, the Company recorded restructuring charges of $960 in continuing operations and $1,042 in discontinued operations, for contractual obligations, including leased facility and equipment costs, employee severance and termination benefits associated with workforce reductions of 19 employees, and relocation benefits.

In fiscal year 2006, the Company implemented restructuring initiatives to reduce costs and maximize operational efficiency by relocating certain manufacturing processes from Wallingford, Connecticut to the Company’s Tijuana, Mexico facility and by closing the Company’s Sunnyvale, California and Andover, Massachusetts facilities. For fiscal year 2006, the Company recorded restructuring charges of $6,583 in continuing operations and $26 in discontinued operations, for employee termination benefits associated with workforce reductions of 209 employees and lease commitment costs related to the closure and downsizing of Company facilities.

In fiscal year 2005, the Company implemented restructuring initiatives to improve the Company’s operating performance and eliminate redundancies resulting from acquisitions, which included settlement of certain contractual obligations related to closing the Company’s Pleasanton, California location, as well as employee severance and termination benefits associated with transitioning the Company’s manufacturing operation in Klagenfurt, Austria to a contract manufacturer in the region. For the fiscal year 2005, the Company recorded restructuring charges of $993 in continuing operations, representing employee termination benefits for 74 employees and contractual lease obligations.

The following tables provide detail on the activity and remaining restructuring accrual balance by category for fiscal years 2007, 2006, and 2005.

	Restructuring Accrual at June 30, 2006	Continuing Operations Charges in Fiscal Year 2007	Discontinued Operations Charges in Fiscal Year 2007	Net Cash Paid	Restructuring Accrual at June 29, 2007
Employee severance and termination benefits	$1,626	$211	$361	$(1,988)	$210
Contractual obligations and other	925	749	681	(1,397)	958

Total	$2,551	$960	$1,042	$(3,385)	$1,168

	Restructuring Accrual at June 24, 2005	Continuing Operations Charges in Fiscal Year 2006	Discontinued Operations Charges in Fiscal Year 2006	Net Cash Paid	Restructuring Accrual at June 30, 2006
Employee severance and termination benefits	$228	$5,418	$26	$(4,046)	$1,626
Contractual obligations and other	—	1,165	—	(240)	925

Total	$228	$6,583	$26	$(4,286)	$2,551

	Restructuring Accrual at June 25, 2004	Continuing Operations Charges in Fiscal Year 2005	Discontinued Operations Charges in Fiscal Year 2005	Net Cash Paid	Restructuring Accrual at June 24, 2005
Employee severance and termination benefits	$39	$893	$—	$(704)	$228
Contractual obligations and other	92	100	—	—	—

Total	$131	$993	$—	$(704)	$228

Amounts accrued as of June 29, 2007 for employee severance and termination benefits will be paid out over bi-weekly periods through the first quarter of fiscal year 2008. Amounts related to contractual obligations relate to excess leased facilities, which will be paid over the respective lease terms through 2014, unless terminated earlier.

Note 6. Sale of Bankruptcy Trade Claims

The Company filed claims in the bankruptcy cases of Adelphia Communications (Adelphia) and affiliates related to unsecured accounts receivable which were previously written-off in fiscal year 2002. On October 30, 2003, the Company entered into an agreement to sell substantially all of its pre-petition trade claims against Adelphia and its affiliates. Under the terms of the agreement, the Company received $21,075 on November 4, 2003 as an initial cash payment, with additional amounts being held in escrow pending the resolution of certain contingencies. On April 28, 2006, the Company received $11,810 (including interest income) of the additional funds held in escrow. The Company recorded a gain of $11,352 (net of $458 credited to interest income and legal costs); of which $9,715 was recorded as a gain in continuing operations and $1,637 was recorded as a gain in discontinued operations.

Note 7. Marketable Securities

Marketable securities as of June 29, 2007 and June 30, 2006 consisted of the following:

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
June 29, 2007:
Available-for-sale:
Commercial paper	$22,848	$5	$—	$22,853
Certificates of deposit	15,125	—	(8)	15,117
Corporate obligations	3,428	—	(4)	3,424
Municipal securities	8,970	—	—	8,970
Asset-backed securities	2,939	—	—	2,939
Equity securities	1	1	—	2
Trading:
Equity securities	153	—	(5)	148

Total classified as current assets	$53,464	$6	$(17)	$53,453

Available-for-sale:
Mutual funds	$105	$17	$—	$122
Corporate obligations	47	—	(1)	46
Certificate of deposits	4	—	—	4
Trading:
Mutual funds	1,641	372	—	2,013

Total classified as non-current assets	$1,797	$389	$(1)	$2,185

June 30, 2006:
Available-for-sale:
Commercial paper	$6,521	$—	$(5)	$6,516
Certificates of deposit	2,100	—	(9)	2,091
Corporate obligations	1,001	—	(2)	999
Municipal securities	5,655	—	—	5,655
Asset-backed securities	1,000	—	—	1,000
Equity securities	9	—	—	9

Total classified as current assets	$16,286	$—	$(16)	$16,270

Available-for-sale:
Mutual funds	$134	$5	$—	$139
Corporate obligations	58	—	(2)	56
Certificate of deposits	2	—	—	2
Trading:
Mutual funds	1,466	237	—	1,703

Total classified as non-current assets	$1,660	$242	$(2)	$1,900

The fair value of investments in debt securities at June 29, 2007 by contractual maturities is shown below. These debt securities, which are classified as available-for-sale, include corporate obligations, municipal securities and asset-backed securities.

June 29, 2007
Due in one year or less	$3,450
Due in one year through five years	20
Due in greater than ten years	8,970
Asset-backed securities	2,939

Total	$15,379

The Company’s investments in municipal securities due in greater than ten years which are classified as current assets have a put option which enables the Company to put back the securities to the dealer for full principal and any accrued interest with seven days’ notice.

The Company periodically reviews its investment securities classified as available-for-sale for potential impairment and records impairment in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” This includes a review of the fair value of each investment security in relation to its book value, the current grade of the security, and other significant events. Based on management’s review, no investment securities were determined to be other than temporarily impaired and, as a result, no impairment charges were recorded in fiscal year 2007.

The following table shows the gross unrealized losses and fair values of the Company’s investments in individual securities that were in a continuous unrealized loss position deemed to be temporary for less than 12 months, aggregated by investment category, at June 29, 2007 and June 30, 2006.

	June 29, 2007		June 30, 2006
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Certificates of deposit	$15,117	$(8)	$—	$—
Corporate obligations	3,435	(4)	997	(16)
Equity securities	148	(5)	—	—

Total	$18,700	$(17)	$997	$(16)

The following table shows the gross unrealized losses and fair values of the Company’s investments in individual securities that were in a continuous unrealized loss position deemed to be temporary for more than 12 months, aggregated by investment category, at June 29, 2007 and June 30, 2006.

	June 29, 2007		June 30, 2006
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate obligations	$34	$(1)	$44	$(2)

Total	$34	$(1)	$44	$(2)

Note 8. Inventories

Inventories as of June 29, 2007 and June 30, 2006 consisted of the following:

	June 29, 2007	June 30, 2006
Finished goods	$7,646	$7,026
Work-in-process	3,136	1,808
Raw materials	17,368	16,603

	$28,150	$25,437

During fiscal year 2006, the Company recorded a write-down in inventory of $8,598 associated with certain transport product lines, based upon the Company’s assessment of market conditions for these products.

Note 9. Property, Plant and Equipment

Property, plant and equipment as of June 29, 2007 and June 30, 2006 consisted of the following:

	June 29, 2007	June 30, 2006
Land	$343	$343
Buildings	9,496	9,466
Machinery and equipment under capital lease	255	425
Machinery and equipment	77,076	78,039
Leasehold improvements	1,671	1,629

	88,841	89,902
Less accumulated depreciation and amortization	(69,460)	(69,828)

	$19,381	$20,074

Depreciation expense included in continuing operations for fiscal years 2007, 2006, and 2005 was $5,656, $6,106 and $5,836, respectively.

Depreciation expense included in discontinued operations for fiscal years 2007, 2006, and 2005 was $401, $459 and $467, respectively.

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

During the third quarters of fiscal years 2007 and 2006, the Company performed its annual evaluation of goodwill using a discounted cash flow model. The Company determined there were no impairments as of the evaluation dates and no impairment indicators existed as of June 29, 2007 and June 30, 2006. Goodwill was $128,825 and $131,209 as of June 29, 2007 and June 30, 2006, respectively.

As of June 29, 2007 and June 30, 2006, goodwill was allocated by segment as follows:

	June 29, 2007	June 30, 2006
Business segment:
Broadband Systems Solutions	$123,319	$124,232
Network Services	5,506	6,977

Total	$128,825	$131,209

During fiscal year 2007, goodwill decreased $2,384. The goodwill related to the Broadband Systems Solutions segment decreased $913 during fiscal year 2007, which consisted of a decrease of $342 related to the divestiture of operations in India, a decrease of $809 related to utilization of net operating loss carryforwards, resulting in a reversal of valuation allowances associated with acquisitions, and an increase of $238 related to fluctuations in foreign currency exchange rates used to translate the goodwill related to foreign subsidiaries at the balance sheet date. The goodwill related to the Network Services segment decreased $1,471 during fiscal year 2007, related to the sale of the Company’s field services operations to Source Broadband, LLC.

Intangible assets as of June 29, 2007 and June 30, 2006 consisted of the following:

	June 29, 2007	June 30, 2006
Cost of intangibles:
Purchased technology	$13,412	$13,412
Customer relationships	5,010	5,010
Covenants not-to-compete	860	860
Patents and trademarks	1,200	1,200

	20,482	20,482

Less accumulated amortization:
Purchased technology	(11,908)	(9,291)
Customer relationships	(4,665)	(3,996)
Covenants not-to-compete	(860)	(860)
Patents and trademarks	(1,200)	(1,200)

	(18,633)	(15,347)

	$1,849	$5,135

During fiscal year 2006, the Company recorded a write-down of $4,988 for purchased technology related to the Company’s decision to cease sales and marketing activities associated with certain transport product lines. The write-down was recorded as an impairment charge in the consolidated statements of operations for fiscal year 2006.

Amortization expense for fiscal years 2007, 2006, and 2005 was $3,286, $4,591, and $5,697, respectively. Estimated future amortization expense for identifiable intangible assets is as follows:

Fiscal year:
2008	$1,403
2009	382
2010	64

$1,849

Note 11. Accrued Liabilities

Accrued liabilities as of June 29, 2007 and June 30, 2006 consisted of the following:

	June 29, 2007	June 30, 2006
Accrued vacation expense	$4,169	$3,541
Accrued salary expense	2,362	2,170
Accrued incentive compensation expense	5,607	—
Accrued employee benefit expense	932	1,106
Accrued sales and value-added taxes payable	701	220
Accrued warranty expense	5,500	5,319
Accrued workers’ compensation expense	663	760
Accrued restructuring costs	1,168	2,551
Accrued income taxes payable	915	876
Accrued other	9,274	9,880

	$31,291	$26,423

Note 12. Financing Agreement

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

As of June 29, 2007, the aggregate amount of letters of credit issued under the Agreement was $3,649. A cash compensating balance of $4,295 (includes interest earned on account) was funded as of June 29, 2007 to secure the Company’s reimbursement obligation relating to the letters of credit (see Note 20).

Note 13. Long-Term Debt

On December 31, 2004, the Company issued $35,000 of its 3.5% senior unsecured convertible notes (the “Notes”) due on December 31, 2009 in a private placement to fund part of the consideration for the acquisition of nCUBE Corporation. The Notes are unsecured senior obligations of the Company, equal in right of payment to all of the Company’s existing and future senior unsecured indebtedness and senior in right of payment to any of the Company’s future subordinated indebtedness. In addition, the Notes are effectively subordinated to any of the Company’s existing and future secured indebtedness to the extent of the assets securing such indebtedness and structurally subordinated to the indebtedness and other liabilities of the Company’s subsidiaries. Interest on the Notes is payable semi-annually at the annual rate of 3.5% on June 30 and December 30. Each Note may be converted by the holder, at its option, into shares of the Company’s common stock at a conversion rate of 81.0905 shares per one thousand dollars of principal amount of the Note (as may be adjusted upon the occurrence of certain specified events), for an aggregate of 2,838,168 potential common shares. The Notes are convertible at any time before the close of business on the maturity date, unless the Company has previously repurchased the Notes.

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

The Notes are classified as a long-term debt on the consolidated balance sheet as of June 29, 2007. The Company had capitalized debt issuance costs of $54 as of June 29, 2007, which are being amortized to earnings on a straight-line basis over the life of the Notes. The principal balance of the Notes at June 29, 2007 and June 30, 2006 was $34,993.

The Company obtained $1,952 of funding through the Pennsylvania Industrial Development Authority (PIDA) for 40% of the cost of the expansion of the Company’s facility in State College, Pennsylvania. The PIDA borrowing has an interest rate of 2%. Monthly payments of principal and interest of $13 are required through fiscal year 2011. Certain property, plant, and equipment collateralize the borrowing. The principal balance at June 29, 2007 and June 30, 2006, was $486 and $626, respectively.

The Company obtained $860 of financing through a financing company for the purchase of machinery and equipment. The borrowings have a weighted average interest rate of 9.26%. Monthly payments of principal and interest of $18 are required through fiscal year 2012. The borrowings under the financing agreement are collateralized by the equipment. The principal balance at June 29, 2007 and June 30, 2006 was $731 and $413, respectively.

Long-term debt as of June 29, 2007 and June 30, 2006 was as follows:

	June 29, 2007	June 30, 2006
3.5% senior unsecured convertible notes (net of associated debt service costs)	$34,993	$34,993
Notes payable	1,217	1,039
Capital lease obligations	142	233

	36,352	36,265
Less current portion	(384)	(299)

	$35,968	$35,966

The Company has various capital leases for machinery and equipment, office equipment, vehicles and furniture and fixtures that expire through 2009. At June 29, 2007, the future minimum payments required under capital lease arrangements were as follows:

Fiscal year ending:
2008	$96
2009	56

Future minimum payments	152
Less amount representing interest	(10)

Present value of future minimum lease payments	142
Less current portion of obligation under capital leases	(88)

Long-term obligations under capital leases	$54

Long-term debt at June 29, 2007 had scheduled maturities as follows:

Fiscal year ending:
2008	$384
2009	369
2010	35,327
2011	254
2012	18

$36,352

Total interest paid was $1,320, $1,860, and $82 for fiscal years 2007, 2006, and 2005, respectively.

Note 14. Capital Stock and Accumulated Other Comprehensive Income

Authorized Stock:

The Company is authorized to issue 100,000,000 shares of $.05 par value common stock and 2,000,000 shares of no par value preferred stock. There are no shares of preferred stock outstanding.

Warrants Outstanding:

The following table summarizes information about warrants outstanding as of June 29, 2007:

Issued	Warrants Outstanding as of June 29, 2007	Exercise Price (per share)	Fiscal Year Warrants Expire
Fiscal year 2001	693	$54.11	2008
Fiscal year 2001	693	$54.11	2009
Fiscal year 2001	115	$108.70	2011

	1,501

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

Treasury Stock:

At June 29, 2007 and June 30, 2006, 3,595,036 shares of common stock are being held by the Company as treasury stock and are available to be used in meeting the Company’s obligations under its present and future stock option plans and for other corporate purposes. In addition, shares of the Company’s common stock purchased under a non-qualified deferred compensation arrangement, held in a Rabbi Trust, have been presented in a manner similar to treasury stock. As of June 29, 2007 and June 30, 2006, 49,944 shares and 50,010 shares, respectively, were held in the Rabbi Trust.

Income (Loss) Per Share from Continuing Operations:

Basic income (loss) per share from continuing operations is computed by dividing net income (loss) from continuing operations by the weighted average number of common shares outstanding. Diluted income (loss) from continuing operations per share is computed by dividing income (loss) from continuing operations by the weighted average number of common shares outstanding and potential common shares outstanding. Potential common shares result from the assumed exercise of outstanding stock options and warrants having a dilutive effect calculated under the treasury stock method using the average market price for the period and from the potential conversion of the Company’s 3.5% senior unsecured convertible notes, calculated under the if-converted method. In addition, in computing the dilutive effect of the convertible notes, the income (loss) from continuing operations is adjusted to add back the after-tax amount of interest and amortized debt issuance costs recognized in the period associated with the senior unsecured convertible notes. Any potential shares that are antidilutive are excluded from the effect of dilutive securities.

Income (loss) per share from continuing operations is calculated as follows:

	Fiscal Year Ended
	June 29, 2007	June 30, 2006	June 24, 2005
Basic income (loss) per share from continuing operations:
Income (loss) from continuing operations	$25,649	$(30,072)	$(26,433)

Weighted average common shares outstanding	48,761,519	47,891,427	45,325,283
Basic income (loss) per share from continuing operations	$0.53	$(0.63)	$(0.58)
Diluted income (loss) per share from continuing operations:
Income (loss) from continuing operations	$25,649	$(30,072)	$(26,433)
Interest related to 3.5% senior unsecured convertible notes	1,225	—	—

Income (loss) for purposes of computing diluted income (loss) per share from continuing operations	$26,874	$(30,072)	$(26,433)

Weighted average common shares outstanding	48,761,519	47,891,427	45,325,283
Plus:
Effect of stock options and warrants	964,835	—	—
3.5% senior unsecured convertible notes	2,838,168	—	—

Weighted average common shares and common share equivalents	52,564,522	47,891,427	45,325,283

Diluted income (loss) per share from continuing operations:	$0.51	$(0.63)	$(0.58)

For the fiscal year ended June 29, 2007, the total potential common shares of 1,534,306 related to stock options and warrants were excluded from the diluted income per share calculation because they were antidilutive.

For the fiscal year ended June 30, 2006, total potential common shares of 8,872,656 representing 2,838,168 common shares from the assumed conversion of 3.5% senior unsecured convertible notes and 6,034,488 common shares related to stock options and warrants were excluded from the diluted loss per share calculation because they were antidilutive.

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

The components of accumulated other comprehensive income, net of tax if applicable, are as follows:

	June 29, 2007	June 30, 2006
Unrealized gain (loss) on marketable securities	$10	$(14)
Foreign currency translation gain	6,390	5,376

Accumulated other comprehensive income	$6,400	$5,362

The components of other comprehensive income and the related tax effects are as follows:

	Amount Before Tax	Income Tax Expense (Benefit)	Amount Net of Taxes
Fiscal year ended June 29, 2007:
Unrealized holding gain during the fiscal year	$27	$—	$27
Less: reclassification adjustment for realized gains included in net income	(3)	—	(3)
Net foreign currency translation gain	1,014	—	1,014

Total other comprehensive income	$1,038	$—	$1,038

Fiscal year ended June 30, 2006:
Unrealized holding gain during the fiscal year	$18	$—	$18
Less: reclassification adjustment for realized gains included in net loss	(31)	—	(31)
Net foreign currency translation loss	(12)	—	(12)

Total other comprehensive loss	$(25)	$—	$(25)

Fiscal year ended June 24, 2005:
Unrealized holding gain during the fiscal year	$168	$—	$168
Less: reclassification adjustment for realized gains included in net loss	(7)	—	(7)
Net foreign currency translation gain	213	—	213

Total other comprehensive income	$374	$—	$374

Note 15. Share-Based Compensation

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

In December 2004, Statement 123 was revised. The Financial Accounting Standards Board (FASB) issued Statement 123R to require that compensation cost relating to share-based payment transactions be recognized in all financial statements. As of June 25, 2005, the Company adopted Statement 123R using the modified prospective method, which requires measurement of compensation cost for all share-based awards at fair value on date of grant and recognition of compensation over the expected service period for awards expected to vest. The fair value of stock options was determined using the Black-Scholes valuation model, which is consistent with the Company’s valuation techniques previously utilized for stock options in footnote disclosures required under Statement 123, as amended by Statement 148.

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

As a result of adopting Statement 123R, the Company changed its accounting for recognizing compensation expense for new share-based awards granted to retirement eligible employees. For all share-based awards granted on or after June 25, 2005, Statement 123R requires that the Company use the non-substantive vesting period approach to recognize compensation cost for retirement eligible employees over the period from the date of grant to the date retirement eligibility is achieved, if that is expected to occur during the nominal vesting period. Had the Company also applied the non-substantive vesting period approach to awards granted prior to the adoption date, compensation expense would have been $302 and $265 lower for fiscal years 2007 and 2006, respectively.

The adoption of Statement 123R resulted in no cumulative effect of change in accounting principle, as of the date of adoption.

Classification of Share-Based Compensation Expense

On March 29, 2005, the Securities and Exchange Commission published Staff Accounting Bulletin No. 107 (SAB 107), which provides the Staff’s views on a variety of matters relating to share-based payments. SAB 107 requires share-based compensation to be classified in the same expense line items as cash compensation. Information about share-based compensation included in the results of operations for fiscal years ended June 29, 2007, June 30, 2006 and June 24, 2005 is as follows:

	For the Year Ended
	June 29, 2007	June 30, 2006	June 24, 2005
Share-based compensation, included in:
Continuing operations:
Cost of Sales	$327	$248	$—
Operating Expenses:
Selling and administrative	2,803	2,800	240
Research and product development	658	619	—

	3,788	3,667	240

Discontinued Operations:	169	266	—

Total	$3,957	$3,933	$240

Tax Effect Related to Share-Based Compensation Expense

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

As discussed in Note 18, management has evaluated the deferred tax assets and, based on all available evidence, determined that it is more likely than not that some portion or all of the deferred tax asset will not be realized. Therefore, the Company has recognized a valuation allowance against substantially all deferred tax assets. The valuation allowance has the effect of eliminating the deferred tax benefit in the consolidated statement of operations. Consequently, the Company did not recognize any net income tax benefit related to share-based compensation expense for the fiscal year ended June 29, 2007.

Valuation Assumptions for Stock Options Granted

The fair value of each stock option granted was estimated at the date of grant using a Black-Scholes closed form option-pricing model (Black-Scholes), assuming no dividends and using the following weighted average valuation assumptions:

	For the Year Ended
	June 29, 2007	June 30, 2006	June 24, 2005
Expected Term	4.2 years	4.2 years	4.0 years
Risk-free Interest Rate	5.11%	3.86%	3.23%
Expected Volatility	59.0%	63.3%	79.3%

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

The above assumptions were used to determine the weighted average per share fair value of $4.25, $3.58, and $5.31 for stock options granted during the fiscal year ended June 29, 2007, June 30, 2006, and June 24, 2005, respectively.

Statement of Cash Flows Impact of SFAS 123R

Prior to the adoption of SFAS 123R, cash retained as a result of tax deductions relating to stock-based compensation was presented in operating cash flows, along with other tax cash flows, in accordance with the provisions of EITF Issue No. 00-15, “Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option.” SFAS 123R supersedes EITF 00-15, amends SFAS 95, “Statement of Cash Flows,” and requires tax benefits relating to excess share-based compensation deductions to be prospectively presented in the statement of cash flows as financing cash inflows.

Cash received from stock option exercises for the fiscal year June 29, 2007 was $12,878. Due to the Company’s available net operating loss carryforwards, no tax benefit was realized in the current period from these stock option exercises.

Stock Award Plans

The Company has an Incentive Plan (the Incentive Plan), which provides for several types of equity-based incentive compensation awards. Awards, when made, may be in the form of stock options, restricted shares, performance shares and performance units. Stock options granted to employees and directors are at a price not less than 100% of the fair market value of such shares on the date of grant. Stock options granted to employees generally begin vesting in cumulative annual installments of 25% per year beginning one year after the date of grant. Options granted to non-employee directors are generally exercisable one year after grant.

The Company’s primary type of share-based compensation consists of non-qualified stock options issued under its Incentive Plan. The total number of remaining shares authorized to be granted under all share-based plans is 2,375,337. The Company funds shares issued upon exercise out of available authorized shares.

A summary of activity under the Company’s stock option plans as of June 29, 2007 is presented below:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of year	5,452,678	$9.12
Granted	732,100	$8.29
Exercised	(1,874,895)	$6.84
Expired	(164,743)	$10.33
Forfeited	(196,031)	$7.66

Outstanding at end of year	3,949,109	$10.07	4.2	$20,259

Options Exercisable at end of year	2,363,849	$11.49	2.9	$10,579

Intrinsic value for stock options is calculated based on the difference between the exercise price of the underlying awards and quoted price of the Company’s common stock as of the reporting date. The aggregate intrinsic value of stock options exercised during fiscal years ended June 29, 2007, June 30, 2006 and June 24, 2005 was $11,137, $721 and $559, respectively.

The following table presents information regarding unvested share activity during the fiscal year ended June 29, 2007:

	Unvested Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at June 30, 2006	1,593,062	$4.45
Granted	732,100	$4.25
Vested	(543,871)	$4.03
Cancellations	(196,031)	$4.49

Unvested at June 29, 2007	1,585,260	$4.49

As of June 29, 2007, there was $4,250 of total unrecognized compensation cost related to non-vested share-based compensation arrangements related to stock options granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.99 years.

Note 16. Retirement Plans

The Company has retirement savings and profit sharing plans that qualify under Section 401(k) of the Internal Revenue Code. Participation is available to all employees meeting minimum service requirements.

The Company has a deferred compensation plan that does not qualify under Section 401 of the Internal Revenue Code, which is available to officers and key executives. The total of net employee and employer deferrals, which is reflected in other long-term liabilities, was $2,715 and $2,090 at June 29, 2007 and June 30, 2006, respectively.

The total expenses included in continuing operations for the qualified retirement savings and profit sharing plans and the non-qualified deferred compensation plan were $2,410, $2,543, and $1,868 for fiscal years 2007, 2006, and 2005, respectively.

The Company also has a deferred retirement salary plan, which is limited to certain officers. The present value of the estimated future retirement benefit payments is being accrued over the estimated service period from the date of signed agreements with the employees. The accrued balance of this plan, the majority of which is included in other long-term liabilities, was $1,658 and $1,354 at June 29, 2007 and June 30, 2006, respectively. Total expenses included in continuing operations for the deferred retirement salary plan were $499, $426, and $134 for fiscal years 2007, 2006, and 2005, respectively.

Note 17. Other Income (Expense), Net

Other income (expense), net for fiscal years 2007, 2006, and 2005 was as follows:

	Fiscal Year Ended
	June 29, 2007	June 30, 2006	June 24, 2005
(Loss) gain on sale of equipment	$(70)	$1,093	$—
Gain on litigation judgment	—	1,238	—
Other income (expense), net	501	804	(282)

	$431	$3,135	$(282)

Note 18. Income Taxes

Income (loss) from continuing operations before income taxes consisted of the following:

	Fiscal Year Ended
	June 29, 2007	June 30, 2006	June 24, 2005
United States	$25,447	$(29,868)	$(26,233)
Foreign	2,768	2,735	(1,259)

	$28,215	$(27,133)	$(27,492)

Total income tax expense (benefit) for fiscal years 2007, 2006, and 2005 was allocated as follows:

	Fiscal Year Ended
	June 29, 2007	June 30, 2006	June 24, 2005
Net income (loss) from continuing operations	$2,566	$2,939	$(1,059)
Shareholders’ equity, for net foreign currency translation gain	—	(111)	—
Goodwill, for initial recognition of acquired tax benefits that were previously included in the valuation allowance	(809)	(192)	—
Discontinued operations	826	81	203

	$2,583	$2,717	$(856)

Income tax expense (benefit) attributable to continuing operations consisted of the following:

	Fiscal Year Ended
	June 29, 2007	June 30, 2006	June 24, 2005
Current:
Federal	$569	$6	$(1,388)
State	21	2	(112)
Foreign	78	443	317

	668	451	(1,183)

Deferred:
Federal	1,795	1,877	—
State	256	268	—
Foreign	(153)	343	124

	1,898	2,488	124

	$2,566	$2,939	$(1,059)

The following table reconciles income tax expense (benefit) from continuing operations as reflected in the consolidated statement of operations with the amount calculated by applying the United States federal income tax rate of 35 percent to income (loss) before income taxes:

	Fiscal Year Ended
	June 29, 2007	June 30, 2006	June 24, 2005
Income tax expense (benefit) computed at 35%	$9,875	$(9,497)	$(9,622)
State income taxes, net of federal tax	344	(1,322)	(1,262)
Tax effect of foreign income and losses	(950)	(45)	1,120
Increase (decrease) in the valuation allowance for deferred tax assets	(6,797)	12,586	10,159
Tax reserve adjustment and other, net	94	1,217	(1,454)

	$2,566	$2,939	$(1,059)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 29, 2007 and June 30, 2006 are presented below:

	June 29, 2007	June 30, 2006
Gross deferred tax assets:
Accounts receivable, principally due to allowance for doubtful accounts	$555	$1,246
Inventories, principally due to accrual for obsolescence	5,247	6,270
Compensated absences, principally due to accrual for financial reporting purposes	1,515	1,282
Workers’ compensation expense accrual for financial reporting purposes	254	293
Warranty expense accrual for financial reporting purposes	1,770	1,669
Employee benefit plan accrual for financial reporting purposes	1,318	940
Investment impairment for financial reporting purposes	827	1,263
Net operating loss and credit carryforwards	53,223	66,385
Deferred revenue, for financial reporting purposes	9,811	5,872
Stock option compensation	2,162	1,356
Intangible assets, principally due to differences in amortization	16,571	17,618
Restructuring expense accrual for financial reporting purposes	438	530
Other	3,129	2,993

Total gross deferred tax assets	96,820	107,717
Less valuation allowance	(93,716)	(105,337)

Net total deferred tax assets	3,104	2,380

Gross deferred tax liabilities:
Plant and equipment, principally due to differences in depreciation	(1,038)	(1,087)
Intangible assets, principally due to differences in amortization	(5,395)	(3,352)
Other	(794)	(717)

Total gross deferred tax liabilities	(7,227)	(5,156)

Net deferred tax liabilities	(4,123)	$(2,776)

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Realization of deferred tax assets is dependent on future taxable income against which these deductions, net operating losses and tax credits can be utilized. Historical operating losses, scheduled reversals of deferred tax liabilities, projected future taxable income and tax planning strategies are considered in making this assessment

As a result of cumulative losses the Company incurred in prior years, management previously recorded a valuation allowance against net deferred tax assets. The Company expects to maintain the valuation allowance on deferred tax assets until it can sustain a level of profitability in the applicable tax jurisdictions that demonstrates its ability to utilize these assets. As of June 29, 2007, a valuation allowance on substantially all of the deferred tax assets remains, except in certain foreign jurisdictions where the Company has been consistently profitable.

Subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets as of June 29, 2007 will be allocated as follows:

Income tax benefit that would be reported in the consolidated statement of operations	$76,904
Additional paid-in capital	6,671
Goodwill, or other noncurrent intangible assets of an acquired entity	10,141

Total	$93,716

At June 29, 2007, the Company had federal net operating loss carryforwards of approximately $100,613, state net operating loss carryforwards of approximately $91,520, and foreign net operating losses of approximately $43,174, which are available to offset future federal, state, and foreign taxable income, if any, and expire at various dates through fiscal year 2026; except for foreign net operating loss carryforwards of $22,994 that have an indefinite carryforward period. In addition, at June 29, 2007, the Company had research and development credit carryovers for federal and state income tax purposes of approximately $2,832 and $151, respectively. The federal credit carryforwards expire through 2024, and the state carryforwards can be carried forward indefinitely. The Company also had a federal alternative minimum tax credit of $1,194 at June 29, 2007, which has an indefinite carryforward period.

Income taxes are not provided on the unremitted earnings of the Company’s foreign subsidiaries where such earnings have been indefinitely reinvested in its foreign operations. In future periods, deferred tax liabilities for domestic income tax and foreign withholding tax will be recognized for basis differences and undistributed earnings of foreign subsidiaries when the Company no longer intends to permanently reinvest such unremitted earnings. Unremitted earnings were approximately $6,876 at June 29, 2007.

Cash paid for income taxes was $402, $38, and $1,191 in fiscal years 2007, 2006, and 2005, respectively.

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

In fiscal year 2007, sales from continuing operations to three customers were $86,801 (31%), $40,218 (15%), and $33,454 (12%), respectively of consolidated total net sales from continuing operations.

In fiscal year 2006, sales from continuing operations to one customer were $40,852 (19%) of consolidated total net sales from continuing operations.

In fiscal year 2005, sales from continuing operations to one customer were $37,548 (19%) of consolidated total net sales from continuing operations.

All of these principal customers purchase products, content and operations management systems, and services. No other customers represented greater than 10% of sales in fiscal years 2007, 2006, or 2005.

Note 20. Commitments and Contingencies

Letters of Credit and Bank Guarantees:

The Company has outstanding letters of credit and bank guarantees which are collateralized by restricted cash. As of June 29, 2007, the commitments and restricted cash associated with outstanding letters of credit and bank guarantees were as follows:

	As of June 29, 2007
	Outstanding Commitments	Restricted Cash
Letters of credit issued under Agreement (see Note 12)	$3,649	$4,295
Other letters of credit and bank guarantees	744	752

Total	$4,393	$5,047

Restricted cash reflected in consolidated balance sheet as:
Restricted cash (current, as terms of commitment less than 12-months)		$2,563
Other long-term assets		2,484

Total		$5,047

Surety Bonds:

At June 29, 2007, the Company had $2,142 of outstanding surety bonds.

Purchase obligations:

At June 29, 2007 the Company had non-cancelable commitments to purchase goods and services valued at $13,308.

Operating leases:

The Company leases real property and other equipment under operating leases. Certain leases are renewable and provide for the payment of real estate taxes and other occupancy expenses. At June 29, 2007, the future minimum lease payments for noncancelable leases with remaining lease terms in excess of one year were as follows:

Fiscal year ending:
2008	$2,587
2009	2,227
2010	2,099
2011	1,357
2012	679
Thereafter	1,523

Rent expense relating to continuing operations was $3,300, $4,352, and $4,816 for fiscal years 2007, 2006, and 2005, respectively.

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

As of June 29, 2007, the Company did not have any outstanding guarantees, except for product warranties. The Company warrants its products against defects in materials and workmanship, generally for one to five years depending upon product lines and geographic regions. A provision for estimated future costs related to warranty activities is recorded when the product is shipped, based upon historical experience of product failure rates and historical costs incurred in correcting product failures. In addition, from time to time, the recorded amount is adjusted for specifically identified warranty exposures when unforeseen technical problems arise.

Changes in the Company’s warranty liability during fiscal years 2007 and 2006 were as follows:

	June 29, 2007	June 30, 2006
Balance as of beginning of the period	$5,319	$6,575
Warranties issued during the period	2,831	1,778
Fair value of warranty liabilities divested	—	(585)
Settlements made during the period	(1,066)	(1,704)
Changes in the liability for pre-existing warranties	(1,584)	(745)

Balance as of end of the period	$5,500	$5,319

In the normal course of business, the Company is party to certain off-balance sheet arrangements including indemnifications, and financial instruments with off-balance sheet risk, such as bank letters of credit and performance or surety bonds (see Note 20). Liabilities related to these arrangements are not reflected in the consolidated balance sheets, and the Company does not expect any material impact on its cash flows, results of operations or financial condition to result from these off-balance sheet arrangements.

The Company’s Network Services segment uses surety bonds to secure performance obligations as a contractor in various state and local jurisdictions. To the extent that surety bonds become unavailable, the Company would need to replace the surety bonds or seek to secure them with letters of credit, cash deposits, or other suitable forms of collateral.

The Company’s Broadband Systems Solutions segment licenses software to customers under written agreements. Each agreement contains the relevant terms of the contractual arrangement with the customer, and generally includes provisions for indemnifying the customer against losses, expenses, and liabilities from damages that may be awarded against the customer in the event the software is found to infringe upon certain intellectual property rights of a third party. Each agreement generally limits the scope of and remedies for such indemnification obligations in a variety of industry-standard respects. The Company has not identified any losses that are probable under these provisions and, accordingly, no liability related to these indemnification provisions has been recorded.

Note 22. Quarterly Results of Operations (Unaudited)

The quarterly results of operations for fiscal years 2007 and 2006, and significant incremental and/or unusual charges and recoveries during the fourth quarters, were as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(1)	Total
Fiscal Year 2007
Net sales	$60,366	$69,518	$73,020	$74,425	$277,329
Gross margin	25,573	31,536	33,704	34,723	125,536
Income from continuing operations	2,174	6,707	8,063	8,705	25,649
Discontinued operations, net of tax	(591)	(844)	(702)	4,577	2,440
Net income	1,583	5,863	7,361	13,282	28,089

Basic income (loss) per share:
Continuing operations	$0.04	$0.14	$0.16	$0.18	$0.53

Discontinued operations	$(0.01)	$(0.02)	$(0.01)	$0.09	$0.05

Net income	$0.03	$0.12	$0.15	$0.27	$0.58

Diluted income (loss) per share:
Continuing operations	$0.04	$0.14	$0.16	$0.17	$0.51

Discontinued operations	$(0.01)	$(0.02)	$(0.02)	$0.08	$0.05

Net income	$0.03	$0.12	$0.14	$0.25	$0.56

(1)	Included in the results of discontinued operations for the fourth quarter of fiscal year 2007 was a $3,594 gain, net of tax, on the sale of discontinued operations.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(1)	Total
Fiscal Year 2006
Net sales	$52,294	$54,699	$47,384	$59,569	$213,946
Gross margin	14,528	19,429	18,242	26,752	78,951
Income from continuing operations	(15,029)	(16,362)	(8,567)	9,886	(30,072)
Discontinued operations, net of tax	201	651	619	1,295	2,766
Net income (loss)	(14,828)	(15,711)	(7,948)	11,181	(27,306)

Basic income per share:
Continuing operations	$(0.31)	$(0.34)	$(0.18)	$0.20	$(0.63)

Discontinued operations	$0.00	$0.01	$0.01	$0.03	$0.06

Net income (loss)	$(0.31)	$(0.33)	$(0.17)	$0.23	$(0.57)

Diluted income (loss) per share:
Continuing operations	$(0.31)	$(0.34)	$(0.18)	$0.20	$(0.63)

Discontinued operations	$0.00	$0.01	$0.01	$0.02	$0.06

Net income (loss)	$(0.31)	$(0.33)	$(0.17)	$0.22	$(0.57)

(1)	Included in the results of continuing operations for the fourth quarter of fiscal year 2006 were a $9,715 gain on the sale of trade claims in the bankruptcy cases of Adelphia and affiliates, a $1,238 gain on litigation judgment, a $1,146 gain on sale of equipment, and a $1,546 of restructuring charges. Included in the results of discontinued operations for the fourth quarter of fiscal year 2006 was a $1,637 gain on the sale of trade claims in the bankruptcy cases of Adelphia and affiliates.

Note 23. Segment Information

The “management approach” required under SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” has been used to present the following segment information. This approach is based upon the way the management of the Company organizes segments within an enterprise for making operating decisions and assessing performance.

Prior to fiscal year 2007, the Company reported its results of operations based upon three operating segments: C-COR Access and Transport, C-COR Solutions, and C-COR Network Services. In an effort to improve operational efficiencies across the organization and reduce costs, the Company reorganized aspects of its business and combined the C-COR Access and Transport and C-COR Solutions segment into the Broadband Systems Solutions segment. As a result, in fiscal year 2007, the Company reported its results of operations based upon two operating segments: Broadband Systems Solutions and Network Services. Prior year segment data has been restated to reflect this change.

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

•

Content and operations management systems, including software, hardware, and support for the delivery of video on demand and digital advertising as well as application-oriented, operational support software for managing bandwidth and resource utilization, network and service assurance, and mobile workforce automation.

The Network Services segment provides professional services for engineering, design, and deployment of advanced applications over broadband networks, including network design, network integration, and consulting to a variety of customers.

The following costs and asset categories are not allocated to segments and are reflected in the table as “unallocated items”:

•	Income tax expense (benefit); and

•	Identifiable assets of cash and cash equivalents, marketable securities and other short-term investments, and certain other long-term corporate assets.

Information about the Company’s industry segments for fiscal years 2007, 2006, and 2005 is as follows:

	Broadband Systems Solutions	Network Services	Unallocated	Total
Fiscal Year ended June 29, 2007
Net sales
Products	$211,453	$—	$—	$211,453
Content and operation management systems	60,056	—	—	60, 056
Services	—	5,820	—	5, 820

Total net sales	271,509	5,820	—	277,329
Depreciation, amortization and accretion	8,933	9	(772)	8,170
Income (loss) from operations	24,192	1,438	—	25,630
Income tax expense	—	—	2,566	2,566
Identifiable assets at June 29, 2007	240,761	18,126	117,833	376,720
Capital expenditures	6,148	—	—	6,148

Fiscal Year ended June 30, 2006
Net sales
Products	$157,991	$—	$—	$157,991
Content and operation management systems	51,639	—	—	51, 639
Services	—	4,316	—	4, 316

Total net sales	209,630	4,316	—	213,946
Depreciation, amortization and accretion	10,687	10	—	10,697
Income (loss) from operations	(42,141)	1,259	—	(40,882)
Income tax expense	—	—	2,939	2,939
Identifiable assets at June 30, 2006	214,284	20,039	78,806	313,129
Capital expenditures	5,534	—	—	5,534

Fiscal Year Ended June 24, 2005
Net sales
Products	$173,225	$—	$—	$173,225
Content and operation management systems	23,943	—	—	23, 943
Services	—	2,159	—	2,159

Total net sales	197,168	2,159	—	199,327
Depreciation, amortization and accretion	11,519	14	1,013	12,546
Income (loss) from operations	(27,764)	(323)	—	(28,087)
Income tax benefit	—	—	(1,059)	(1,059)
Identifiable assets at June 24, 2005	241,165	30,200	66,390	337,755
Capital expenditures	5,535	33	—	5,568

Depreciation expense included in discontinuing operations for fiscal years 2007, 2006, and 2005 were $401, $459, and $467, respectively. These amounts have been excluded from the above segment information.

Capital expenditures purchased in discontinued operations for fiscal year 2007, 2006, and 2005 were $240, $617, and $386, respectively. These amounts have been excluded from the above segment information.

The Company and its subsidiaries operate in various geographic areas. The table below presents the Company’s operations in the following geographic areas:

	Year Ended
	June 29, 2007	June 30, 2006	June 24, 2005
Sales:
United States	$214,299	$136,345	$114,815
Europe	41,366	52,318	56,244
Asia	9,566	14,076	15,430
Canada	2,868	4,132	3,619
Latin America	9,230	7,075	9,219

Total	$277,329	$213,946	$199,327

Property, Plant, and Equipment:
United States	$18,830	$19,651	$20,319
Europe	452	318	609
Other	99	105	605

Total	$19,381	$20,074	$21,533

Note 24. Litigation and Pending or Threatened Litigation

On July 23, 2007, the Company received correspondence from attorneys for the Adelphia Recovery Trust (“the Trust”), that the Company may have received $29,108 in transfers from Adelphia Cablevision, LLC (“Cablevision”), one of the Adelphia debtors, during the year prior to its filing of a chapter 11 petition on June 25, 2002 (the “Petition Date”). The correspondence further asserts that information obtained during the course of the Adelphia chapter 11 proceedings indicates that Cablevision was insolvent during the year prior to the Petition Date and, accordingly, the Trust intends to assert that the payments made to the Company were fraudulent transfers under section 548 (a) of the Bankruptcy Code that may be recovered for the benefit of Cablevision’s bankruptcy estate pursuant to section 550 of the Bankruptcy Code.

To date, no suit has been commenced by the Trust and the Company has requested documents supporting the Trust’s position which have not yet been provided. In the event suit is commenced, the Company intends to contest the case vigorously; however, it cannot be sure that it would be successful in its defense. The Company understands that a similar letter was received by other Adelphia suppliers and we may seek to enter into a joint defense agreement to share legal expenses if a suit is commenced. No estimate can be made of the possible range of loss, if any, associated with a resolution of these assertions, and, accordingly, the Company has not recorded a liability as of June 29, 2007. An unfavorable outcome of this matter could have a material adverse effect on the Company’s business, financial position and results of operations.

From time to time, the Company is a party to litigation and pending or threatened litigation that arise in the ordinary course of business. In the opinion of management, the ultimate resolution of these matters will not have a material effect on the Company’s business, its financial position or its results of operations.

Note 25. Gain on Litigation Judgment

On April 20, 2006, the Company received a payment of $8,021, as a settlement resulting from litigation against SeaChange International, Inc for patent infringement. The award included damages, enhanced damages, interest and a percentage of attorney fees. Portions of the award are subject to contractual agreements with two third parties that provide for payment to each third party of a portion of the award amount. The Company recorded a gain of $1,238, net of a recovery of attorney fees of $407, from the distribution as a component of other income in its consolidated statement of operations during the fourth quarter of its fiscal year ended June 30, 2006. An initial distribution of a portion of the award was made to one of the third parties on June 30, 2006 in the amount of $3,168. The remaining $3,208 has been recorded as an accrued liability in the Company’s consolidated balance sheet as of June 29, 2007, pending resolution of a dispute over which components of the award were subject to the terms of agreement with one of the third parties, which has not yet been resolved. The Company believes that the dispute will be resolved within the next 12 months. Any subsequent gain, if any, resulting from settlement of the award would be recorded by the Company at the time of resolution.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures

Our chief executive officer and our chief financial officer have evaluated the effectiveness of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) related to our reporting and disclosure obligations as of June 29, 2007, which is the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are sufficient to provide that material information relating to us, including our consolidated subsidiaries, is (a) made known to them by our other employees and the employees of our consolidated subsidiaries, particularly material information related to the period for which this periodic report is being prepared; and (b) recorded, processed, summarized, evaluated, and reported, as applicable, within the time period specified in the rules and forms promulgated by the Securities and Exchange Commission.

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

We, under the supervision and with the participation of our management, including David A. Woodle, Chief Executive Officer, and William T. Hanelly, Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of June 29, 2007. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

Based on our assessment using those criteria, our management concluded that our internal control over financial reporting was effective as of June 29, 2007.

The effectiveness of our internal control over financial reporting as of June 29, 2007 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears on page 44 of this Annual Report on Form 10-K.

(c)	Changes in Internal Controls

There were no changes that occurred during the fiscal quarter ended June 29, 2007 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is hereby incorporated by reference to the Company’s definitive proxy statement for its 2007 Annual Meeting of Stockholders (the “2007 Proxy Statement”), to be filed with the Securities and Exchange Commission within 120 days after June 29, 2007, pursuant to Regulation 14a under the Securities Act.

Item 11.	Executive Compensation

The information required by this item is incorporated herein by reference to the 2007 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the 2007 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the 2007 Proxy Statement.

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to the 2007 Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) (1)	Financial Statements

The following financial statements are included in Item 8 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of June 29, 2007 and of June 30, 2006

Consolidated Statements of Operations for the Fiscal Years Ended June 29, 2007, June 30, 2006 and June 24, 2005

Consolidated Statements of Cash Flows for the Fiscal Years Ended June 29, 2007, June 30, 2006 and June 24, 2005

Consolidated Statements of Shareholders’ Equity for the Fiscal Years Ended June 29, 2007, June 30, 2006 and June 24, 2005

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

Number		Description of Documents
(3)(a)		Amended and Restated Articles of Incorporation of Registrant (the “Articles of Incorporation”) filed with the Secretary of State of the Commonwealth of Pennsylvania on February 19, 1981 (incorporated by reference to Exhibit (3)(a) to Registrant’s Form 10-Q for the quarter ended December 24, 1999).

(3)(b)		Amendment to the Articles of Incorporation of Registrant filed with the Secretary of State of the Commonwealth of Pennsylvania on November 14, 1986 (incorporated by reference to Exhibit (3)(b) to Registrant’s Form 10-Q for the quarter ended December 24, 1999).

(3)(c)		Amendment to the Articles of Incorporation filed with the Secretary of State of the Commonwealth of Pennsylvania on September 21, 1995 (incorporated by reference to Exhibit (3)(c) to Registrant’s Form 10-Q for the quarter ended December 24, 1999).

(3)(d)		Amendment to the Articles of Incorporation filed with the Secretary of State of the Commonwealth of Pennsylvania on July 9, 1999 (incorporated by reference to Exhibit (3)(d) to Registrant’s Form 10-Q for the quarter ended December 24, 1999).

(3)(e)		Statement with Respect to Shares of Series A Junior Participating Preferred Stock filed with the Secretary of State of the Commonwealth of Pennsylvania on August 30, 1999 (incorporated by reference to Exhibit (3)(e) to Registrant’s Form 10-Q for the quarter ended December 24, 1999).

(3)(f)		Amendment to the Articles of Incorporation filed with the Secretary of State of the Commonwealth of Pennsylvania on October 20, 1999 (incorporated by reference to Exhibit (3)(f) to Registrant’s Form 10-Q for the quarter ended December 24, 1999).

(3)(g)		Amendment to Articles of Incorporation filed with the Secretary of State of the Commonwealth of Pennsylvania on December 22, 1999 (incorporated by reference to Exhibit (3)(g) to Registrant’s Form 10-Q for the quarter ended December 24, 1999).

(3)(h)		Amendment to Articles of Incorporation filed with the Secretary of State of the Commonwealth of Pennsylvania and effective on June 26, 2004 (incorporated by reference to Exhibit (3)(h) to Registrant’s Form 10-K for the year ended June 25, 2004).

(3)(i)		Bylaws of Registrant, as amended through September 22, 2000 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended September 29, 2000).

(4)(a)		Specimen of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Form S-8 Registration Statement, File No. 333-49826).

(4)(b)		Rights Agreement, dated as of August 17, 1999, between C-COR.net Corp. and American Stock Transfer and Trust Co., as Rights Agent, including the Form of Statement with Respect to Shares as Exhibit A, the Form of Right Certificate as Exhibit B and the Summary of Rights as Exhibit C (incorporated by Reference to Registrant’s Form 8-K filed on August 30, 1999).

(4)(c)		Indenture, dated as of December 31, 2004 between C-COR Incorporated and Wachovia Bank, National Association, as trustee (incorporated by reference to Exhibit 4(1) to the Registrant’s Form 8-K dated December 30, 2004 and filed January 6, 2005).

(4)(d)		Form of 3.5% Convertible Senior Unsecured Notes due 2009 (incorporated by reference to Exhibit A of Exhibit 4(1) to the Registrant’s Form 8-K dated December 30, 2004 and filed January 6, 2005).

(10)(a)	*	1989 Non-Employee Directors’ Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 28 to Form S-8 Registration Statement, File No. 33-35208).

(10)(b)	*	Registrant’s Retirement Savings and Profit Sharing Plan as Amended July 1, 1989, and including amendments through April 19, 1994 (incorporated by reference to Exhibit 99.B14 to Form S-8 Registration Statement, File No. 333-02505).

Number		Description of Documents
(10)(c)	*	Registrant’s Supplemental Executive Retirement Plan effective May 1, 1996 (incorporated by reference to Exhibit (10)(ff) to the Registrant’s Form 10-K for the year ended June 28, 1996).

(10)(d)(i)	*	1988 Stock Option Plan (incorporated by reference to Exhibit (10)(kk)(i) to the Registrant’s Form 10-K for the year ended June 28, 1996).

(10)(d)(ii)	*	Amendment to 1988 Stock Option Plan (incorporated by reference to Exhibit (10)(kk)(ii) to the Registrant’s Form 10-K for the year ended June 28, 1996).

(10)(e)(i)	*	1992 Stock Purchase Plan (incorporated by reference to Exhibit (10)(ll)(i) to the Registrant’s Form 10-K for the year ended June 28, 1996).

(10)(f)(ii)	*	Amendment to 1992 Stock Purchase Plan (incorporated by reference to Exhibit (10)(ll)(ii) to the Registrant’s Form 10-K for the year ended June 28, 1996).

(10)(g)	*	C-COR Incorporated Amended and Restated Incentive Plan (incorporated by reference to Registrant’s Definitive Proxy Statement filed September 8, 2004).

(10)(h)	*	Form of Change of Control Agreement (Registrant has entered into six of such agreements with Ken Wright, John O. Caezza, Mary G. Beahm, Joseph, E. Zavacky, Stephen T. Gropp, and Michael J. Pohl, respectively) (incorporated by reference to Exhibit (10)(bb) to the Registrant’s Form 10-K for the year ended June 30, 2000).

(10)(i)	*	First Amendment to Amended and Restated Change of Control Agreement, dated November 13, 2002, between the Registrant and William T. Hanelly (incorporated by reference to the Registrant’s Form 10-Q dated December 27, 2002, and filed on February 10, 2003).

(10)(j)	*	Form of Indemnification Agreement (Registrant has entered into seven of such agreements Ken Wright, John O. Caezza, William T. Hanelly, Mary G. Beahm, Joseph, E. Zavacky, Stephen T. Gropp, and Michael J. Pohl, respectively) (incorporated by reference to Exhibit (10)(p) to the Registrants Form 10-K for the year ended June 25, 2004).

(10)(k)	*	Form of Supplemental Retirement Plan (Registrant has entered into seven of such agreements with Ken Wright, John O. Caezza, William T. Hanelly, Mary G. Beahm, Joseph E. Zavacky, Stephen T. Gropp, and Michael J. Pohl, respectively) (incorporated by reference to Exhibit (10)(q) to the Registrants Form 10-K for the year ended June 25, 2004).

(10)(l)		Revolving Line of Credit Facility with Citizens Bank, dated as of November 5, 2004 (incorporated by reference to the Registrant’s Form 8-K dated November 5, 2004 and filed November 17, 2004).

(10)(m)	*	Compensatory Arrangement with the Board of Directors and Certain Named Executive Officers 2004 (incorporated by reference to the Registrant’s Form 10-Q dated December 24, 2004 and filed February 2, 2005).

(10)(n)	*	Agreement of Separation between the Registrant and its wholly owned subsidiary, C-COR Broadband Europe B.V. with Gerhard Nederlof, dated as December 31, 2005 (incorporated by reference to the Registrant’s Form 10-Q dated December 23, 2005 and filed February 1, 2006).

(10)(o)*		Supplement to Agreement of Separation between the Registrant and its wholly owned subsidiary, C-COR Broadband Europe B.V., with Gerhard Nederlof, dated April 30, 2006 (incorporated by reference to the Registrant’s Form 10-Q dated March 24, 2006 and filed May 3, 2006).

(10)(p)*		Fiscal Year 2007 Profit Incentive Plan (PIP)—Employees (incorporated by reference to Exhibit (10)(t) to the Registrants Form 10-K for the year ended June 30, 2006).

(10)(q)*		Fiscal Year 2007 Profit Incentive Plan (PIP)—Executive Management (incorporated by reference to Exhibit (10)(u) to the Registrants Form 10-K for the year ended June 30, 2006).

Number	Description of Documents
(10)(r)	Second Amendment to Revolving Line of Credit Agreement with Citizens Bank, effective as of November 1, 2006 (incorporated by reference to Form 8-K filed on November 6, 2006)

(10)(s)*	Letter of separation between C-COR Incorporated and David E. Levitan dated February 20, 2007(incorporated by reference to the Registrant’s Form 10-Q dated March 30, 2007 and filed May 9, 2007).

(10)(t)*	Fourth Amended and Restated Employment Agreement, dated March 5, 2007, between the Registrant and David A. Woodle (incorporated by reference to the Registrant’s Form 8-K dated March 5, 2007 and filed March 6, 2007).

(10)(u)*	Fiscal Year 2008 Profit Incentive Plan (PIP)—Employees

(10)(v)*	Fiscal Year 2008 Profit Incentive Plan (PIP)—Executive Management

(21)	Subsidiaries of the Registrant.

(23)	Consent of Independent Registered Public Accounting Firm.

(31)(1)	Rule 13a-14(a) and 15d-14(a) Certification of Chief Executive Officer.

(31)(2)	Rule 13a-14(a) and 15d-14(a) Certification of Chief Financial Officer.

(32)(1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32)(2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Compensation plans and arrangements for executives and others.

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

C-COR Incorporated (Registrant)

/s/ DAVID A. WOODLE
Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 12th day of September 2007.

/s/ DAVID A. WOODLE
Director, Chairman

/s/ JAMES E. CARNES	/s/ STEVEN B. FINK
Director	Director

/s/ I.N. RENDALL HARPER, JR.	/s/ ANTHONY A. IBARGÜEN
Director	Director

/s/ JOHN J. OMLOR	/s/ RODNEY M. ROYSE
Director	Director

/s/ JAMES C. STALDER	/s/ JAMES J. TIETJEN
Director	Director

/s/ WILLIAM T. HANELLY	/s/ JOSEPH E. ZAVACKY
Chief Financial Officer, Secretary and Treasurer (principal financial officer)	Controller and Assistant Secretary (principal accounting officer)

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

COL. A	COL. B	COL. C
		ADDITIONS
DESCRIPTION	Balance at Beginning of Period	Charged to Cost and Expenses	Charged to Other Accounts- Describe
Year ended June 29, 2007
Reserves deducted from assets to which they apply:
Allowance for Doubtful Accounts	$4,567,000	$509,000	$—

Year ended June 30, 2006
Reserves deducted from assets to which they apply:
Allowance for Doubtful Accounts	$2,985,000	$1,761,000	$—

Year ended June 24, 2005
Reserves deducted from assets to which they apply:
Allowance for Doubtful Accounts	$3,204,000	$(937,000)	$1,190,000	(2)

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

COL. A	COL. D		COL. E
DESCRIPTION	Deductions- Describe		Balance at End of Period
Year ended June 29, 2007
Reserves deducted from assets to which they apply:
Allowance for Doubtful Accounts	$2,339,000	(1)	$2,737,000

Year ended June 30, 2006
Reserves deducted from assets to which they apply:
Allowance for Doubtful Accounts	$179,000	(1)	$4,567,000

Year ended June 24, 2005
Reserves deducted from assets to which they apply:
Allowance for Doubtful Accounts	$472,000	(1)	$2,985,000

(1)	Uncollectible accounts written off, net of recoveries and foreign exchange translation effects.
(2)	Allowance related to acquired operations