Form 10-K/A
period 2007-06-29
C-COR INC
filed 2007-10-11
CIK 350621

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((§)229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.  ☐

Indicate by check mark whether the Registrant is an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

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

As of September 28, 2007, the Registrant had 50,289,070 shares of Common Stock outstanding.

Documents Incorporated by Reference:

None.

EXPLANATORY NOTE

As previously announced, C-COR Incorporated (the “Company”) entered into an Agreement and Plan of Merger, dated September 23, 2007, to merge with a subsidiary of Arris Group, Inc. The Company intends to file, with Arris Group, Inc., a joint proxy statement/prospectus in connection with a special meeting of the Company’s shareholders to seek approval of the merger agreement. If the merger agreement is approved, C-COR does not anticipate holding an annual meeting of its shareholders in fiscal year 2008. The information reported in this Form 10-K/A amends Item 5 of Part II and provides the disclosures required in Part III of the Company’s Annual Report on Form 10-K for the year ended June 29, 2007.

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

C-COR’s common stock is traded on The Nasdaq Global Market under the symbol of CCBL.

The range of high and low price information as reported by Nasdaq follows:

2006	High	Low
Quarter ended
September 23, 2005	$8.82	$6.27
December 23, 2005	$7.00	$4.87
March 24, 2006	$7.90	$4.77
June 30, 2006	$8.97	$6.13

2007
Quarter ended
September 29, 2006	$8.86	$6.30
December 29, 2006	$11.46	$8.55
March 30, 2007	$15.00	$11.19
June 29, 2007	$15.06	$11.25

We have never paid a cash dividend on our common stock and do not anticipate paying a dividend in the future.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors of the Registrant

The following includes information about the members of the Board of Directors (the “Board”). The number of shares of common stock owned by each director, and by all directors and executive officers as a group, is included under Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

	Board of Directors	Audit Committee	Compensation Committee	Governance & Nominating Committee	Strategic Planning Committee

David A. Woodle

James E. Carnes	✓			✓	✓

Steven B. Fink	✓			✓	✓

I.N. Rendall Harper, Jr.	✓	✓		✓	✓

Anthony A. Ibargüen	✓		✓		✓

John J. Omlor	✓			✓	✓

Rodney M. Royse	✓		✓		✓

James C. Stalder	✓	✓			✓

James J. Tietjen	✓		✓		✓

Meetings held during Fiscal Year 2007	7	9	6	4	1

= Committee Chairperson

✓ = Committee Member

Name and Age	Principal Occupations and Business During Last Five Years and Current Directorships	Year First Became a Director
Directors with Terms expiring in 2007:

Anthony A. Ibargüen, 48	CEO, Alliance Consulting Group, Inc., a business and information technology consulting company, since May 2004; Managing Director, Safeguard Scientifics, Inc., a technology operating company, from January 2002 to May 2004; Director, Codi, Inc.	2003

John J. Omlor, 72	President, John J. Omlor Associates, Ltd., a general business consulting firm, since 1981; Director, Paper Manufacturers LLC.	1989

James C. Stalder, 67	Retired; formerly Dean of the A.J. Palumbo School of Business Administration and the John F. Donahue Graduate School of Business, Duquesne University, from July 2000 through June 2005; formerly managing partner of the Pittsburgh Office of PricewaterhouseCoopers LLP, retired in 2000 after serving 38 years with the firm.	2006

James J. Tietjen, 74	Dean Emeritus, School of Technology Management, The Stevens Institute of Technology, since August 2000; Dean from July 1996 to August 2000.	1987

Directors with Terms expiring in 2008:

David A. Woodle, 52	Chairman of C-COR since October 2000; Chief Executive Officer of C-COR since July 1998.	1998

I. N. Rendall Harper, Jr., 69	Retired; formerly, President and Treasurer, American Micrographics Company, Inc., a computer graphics company, from November 1977 to December 2004; Partner, Keystone Minority Capital Fund since May 1994; Director, Art Institute of Pittsburgh, Art Institute of Atlanta and Carnegie Science Center.	1982

James E. Carnes, 68	Interim President and Chief Executive Officer of the Sarnoff Corporation, a company providing industry and government supported electronics, information and biomedical research and development services, August 2006 to May 2007; Director, Sarnoff Corporation from August 2007 to present and from January 1993 to June 2002. From June 2002 to August 2006, Dr. Carnes was retired from the President and CEO position at Sarnoff Corporation.	2002

Directors with Terms expiring in 2009:

Rodney M. Royse, 41	Managing Director, Bridgetown Associates LLC, a firm providing buy side advisory services to financial institutions, since November 2001; Executive Vice President and Chief Financial Officer, MobileForce Technologies, Inc., a company providing mobile workforce management software applications, from December 1999 to April 2001; Partner and Senior Executive Director, Intermedia Partners, a multiple system, broadband network services provider, from July 1990 to October 1999.	2002

Steven B. Fink, 56	Chief Executive Officer of Lawrence Investments, LLC, a technology and biotechnology private equity investment firm that is controlled by Lawrence J. Ellison, since May 2000; Chairman of the Board, Leapfrog Enterprises, and Director, Nobel Learning Communities Inc. and Spring Group, PLC.	2005

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

Name	Age	Position/Experience
David A. Woodle	52	Chairman since October 2000; Chief Executive Officer since July 20, 1998.

Mary G. Beahm	47	Corporate Vice President, Human Resources, since August 2001; Vice President, Human Resources from November 1998 to August 2001.

John O. Caezza	49	President, Broadband Systems Solutions since January 2006; President, C-COR Access and Transport Business Unit, from August 2001 to January 2006; Vice President and General Manager, Broadband Communications Division of ADC Telecommunications, Inc., a major manufacturer of uncompressed digital transport, opto-electronic, and radio frequency products for the broadband communications market, from May 2000 to August 2001.

Stephen T. Gropp	53	Sr. Vice President, Global Sales since January 2006; Corporate Vice President, Americas Business, from June 2004 to January 2006; Vice President of Worldwide Sales, Alopa Networks, Inc., a provider of operations support software for use in cable television networks, from April 2003 to May 2004; Vice President of Sales, Broadband Services, Inc., a provider of outsourced supply chain management services for telecom service providers, from August 2001 to April 2003; Customer Team Vice President for Broadband Service Providers and Emerging Service Providers for the Western United States, Lucent Technologies, Inc., a provider of systems, services, and software for communications networks, from November 1998 to August 2001.

William T. Hanelly	51	Chief Financial Officer, Secretary, and Treasurer since August 2001; Vice President, Finance, Secretary, and Treasurer from October 1998 to August 2001.

Michael J. Pohl	56	President, Global Strategies since January 2006; President, C-COR Solutions Business Unit from January 2005 to January 2006; President and CEO, nCUBE Corp., a worldwide provider of on demand media and digital advertising systems, from March 2002 to January 2005; President, nCUBE, from July 1999 to March 2002.

Kenneth A. Wright	51	Chief Technology Officer since October 2000; Chief Technology Officer, 21e.net from October 1999 to October 2000; Chief Technology Officer, InterMedia Partners from February 1995 to October 1999.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires C-COR’s directors and executive officers, and persons who own more than 10% of the common stock of C-COR to file with the SEC initial reports of ownership and reports of changes in ownership of C-COR’s common stock. Executive officers, directors and 10% shareholders are required by SEC regulations to furnish C-COR with a copy of all Section 16(a) forms (“Forms 3, 4, and 5”) that they file. To our knowledge, based solely on a review of copies of the Forms 3, 4 and 5 furnished to C-COR, or written representations from certain reporting persons as to all transactions in C-COR’s securities effected by such persons during the most recent fiscal year, all officers, directors and 10% shareholders complied, except that a Form 4 was not filed timely by Mr. John J. Omlor with respect to stock he acquired by exercising a stock option.

Corporate Governance

Audit Committee

The Audit Committee is currently comprised of John J. Omlor (Chair and Lead Director), I. N. Rendall Harper, Jr., and James C. Stalder. Each of the members of the Audit Committee is independent as currently defined under Rule 4200(a)(15) of the Marketplace Rules of the National Association of Securities Dealers, Inc. (the “Marketplace Rules”). The Audit Committee was established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee is responsible for overseeing the adequacy of corporate accounting, financial and operating controls, and the engagement of our independent auditors. The Audit Committee meets with our independent auditors to review the services rendered by them to C-COR. Dr. Tietjen served on this committee from August 31, 2005 to August 15, 2006. The charter of the Audit Committee, most recently updated on August 21, 2007, is posted on C-COR’s website at www.c-cor.com.

The Board has determined that John J. Omlor and James C. Stalder are Audit Committee Financial Experts, as defined by the SEC rules and the Marketplace Rules.

The Audit Committee has a written Audit and Non-Audit Services Pre-Approval Policy. Pursuant to such policy, the Audit Committee approves all non-audit services to be performed by KPMG LLP prior to its rendering such services. The Audit Committee has the discretion to delegate its pre-approval authority to one or more committee members.

Governance & Nominating Committee

The Governance & Nominating Committee is currently comprised of Anthony A. Ibargüen (Chair), James E. Carnes, Steven B. Fink, I. N. Rendall Harper, Jr. and John J. Omlor, each of whom, except Mr. Fink, is independent as currently defined under the Marketplace Rules. Mr. Fink is not independent as currently defined under the Marketplace Rules because he was the President of an affiliate of nCUBE prior to its acquisition by C-COR. The Marketplace Rules permit, under exceptional and limited circumstances, a board to determine that a director’s membership on the Governance & Nominating Committee is required by the best interests of the company and its shareholders, notwithstanding the fact that a director is not independent. The Board of Directors of C-COR has determined that Mr. Fink should serve on the Governance & Nominating Committee due to his extensive corporate board experience and the significant shareholder position in C-COR that he represents. Therefore, in connection with Mr. Fink’s appointment to the Governance & Nominating Committee, the Board waived the independence requirement set forth in the Governance & Nominating Committee Charter with respect to Mr. Fink. The charter of the Governance & Nominating Committee, most recently reviewed and approved on August 15, 2006, is posted on C-COR’s web site at www.c-cor.com.

The Governance & Nominating Committee is responsible for identifying individuals qualified to serve as directors of C-COR; recommending to the Board directors to serve on committees of the Board; advising the Board with respect to matters of composition of the Board and its committees; developing and recommending to the Board a set of corporate governance principles applicable to

C-COR and overseeing corporate governance matters generally; and overseeing the annual evaluation of the Board and C-COR’s Chief Executive Officer and/or Chairman of the Board.

The Governance & Nominating Committee believes that the minimum qualifications for serving as a director of C-COR are that a nominee demonstrate, by significant accomplishment in his or her field, an ability to make a meaningful contribution to the Board’s oversight of the business and affairs of C-COR and have an impeccable record and reputation for honest and ethical conduct in both his or her professional and personal activities. In addition, the Governance & Nominating Committee will take into account all other factors it considers appropriate, which may include business or professional experience, accomplishments, education, understanding of the business and the industry in which C-COR operates, specific skills, general business acumen, potential conflicts of interest and independence from management and C-COR. Generally, the Governance & Nominating Committee will first consider current members for re-election to the Board because they meet the criteria listed above and possess an in-depth knowledge of C-COR, its history, strengths, weaknesses, goals and objectives. This level of knowledge has proven very valuable to C-COR.

Nomination Procedures

C-COR has not implemented any changes in the procedures for stockholder nominations of directors. Such procedures were described in the Company’s proxy statement issued in connection with its 2006 Annual Meeting of Stockholders.

Compensation Committee

The Compensation Committee is currently comprised of James E. Carnes (Chair), Anthony A. Ibargüen, Rodney M. Royse and James J. Tietjen, all of whom are independent under applicable Marketplace Rules.

Based on the recommendations of executive management, combined with survey data provided by outside consultants, the Compensation Committee is responsible for reviewing and approving compensation programs for the broad-based employee population, for reviewing and approving detailed compensation for each executive officer and for recommending the Chief Executive Officer’s (CEO) compensation to the Board. The Board of Directors, without participation of the CEO, reviews and approves CEO compensation. In addition, the Compensation Committee is also responsible for:

•	reviewing the evaluation process and compensation structure for C-COR’s officers;

•

reviewing management’s recommendations and approving the annual short-term incentive plan designed for employees, including reviewing performance criteria, funding, estimated award levels, form, and timing of payment;

•	reviewing and approving specific incentive award payments for employees and officers, including the CEO, provided that they are consistent with Board approved plans;

•	administering C-COR’s long-term incentive plan;

•	reviewing health and welfare benefit plans provided to employees;

•

reviewing management’s recommendations regarding C-COR’s Retirement Savings and Profit Sharing Plan and other similar plans, including approval of company matching contributions, legal modifications to the plan documents, and other fiduciary matters;

•	reviewing, approving or modifying all supplemental benefit and perquisites provided to selected senior management;

•	reviewing C-COR’s management succession and development plans;

•	establishing and reviewing the Board of Director’s compensation package, including retainer, meeting fees, and incentive awards; and

•	reviewing and approving the designation of corporate officers.

The Compensation Committee delegates the day to day responsibility for implementation of the compensation and benefit programs to management within the guidelines established by the Compensation Committee. The charter for the Compensation Committee, most recently amended and approved on April 20, 2007, is posted on C-COR’s web site at www.c-cor.com.

Strategic Planning Committee

The Strategic Planning Committee, currently comprised of David A. Woodle (Chair), James E. Carnes, Steven B. Fink, I. N. Rendall Harper, Jr., Anthony A. Ibargüen, John J. Omlor, Rodney M. Royse, James C. Stalder, and James J. Tietjen, permits

C-COR’s management to discuss strategic planning with experienced directors.

Code of Ethics

The Board adopted a Code of Ethics for Senior Operational and Financial Leadership (the “Code”) on April 15, 2003 and updated the Code on October 17, 2005. The provisions of the Code apply to: (i) C-COR’s Chief Executive Officer, Chief Financial Officer and Controller and (ii) other persons performing senior operational and financial leadership functions throughout C-COR.

The term Code of Ethics means written standards that are reasonably designed to deter wrongdoing and to promote:

1.	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

2.	Full, fair, accurate, timely and understandable disclosure in reports and documents that a registrant files;

3.	Compliance with applicable governmental laws, rules and regulations;

4.	The prompt internal reporting of violations of the Code to an appropriate person or persons identified in the Code; and

5.	Accountability for adherence to the Code.

The Code is posted on C-COR’s website at http://www.c-cor.com. If an individual does not have access to the Internet, they may request a copy, without charge, from C-COR Incorporated, Director of Investor Relations, 60 Decibel Road, State College, Pennsylvania 16801.

Item 11.	Executive Compensation.

Compensation Discussion and Analysis

The following Compensation Discussion and Analysis (“CD&A”) contains statements about future individual compensation targets and other goals. These goals are disclosed in the context of C-COR’s compensation program and should not be interpreted as management’s expectations of results or other guidance. We advise investors not to use this information in other contexts.

Throughout this Item 11, the individuals who served C-COR in fiscal year 2007 as Chief Executive Officer, Chief Financial Officer and other executives listed in the Summary Compensation Table are referred to as the “named executive officers.”

Compensation Philosophy and Process

The executive compensation programs of C-COR are designed to achieve two fundamental objectives: (1) to provide a comprehensive, competitive compensation package designed to attract and retain highly qualified executives; and (2) to align the interests of all employees and particularly executive management with the long-term interests of C-COR’s shareholders by motivating performance to achieve specific strategic objectives designed to positively impact C-COR’s stock price. The compensation program is designed to reward management’s performance that results in growth in profitability which, in turn, should translate into an increase in C-COR’s stock price. C-COR’s executive compensation program places a significant portion of each executive’s total compensation at risk to reward the executive if individual and corporate performance goals are achieved, including annual operating income targets. Total compensation is comprised of a balanced mix of cash and non-cash as well as short and long-term components and is designed to provide incentive for named executive officers to achieve corporate financial goals and maximize shareholder value.

Role of Compensation Committee

The Compensation Committee is responsible for 1) reviewing and approving compensation programs for the broad-based employee population based upon recommendations from executive management and the Chief Executive Officer (“CEO”), 2) reviewing and approving detailed compensation for each executive officer (not including the CEO) based on recommendations from the CEO and 3) reviewing and recommending the CEO’s compensation to the Board of Directors. Survey data is reviewed for each area including executive survey data provided by outside consultants for the relevant executive positions. The Board of Directors, without participation of the CEO, reviews and approves CEO compensation. In addition to approving elements of C-COR’s compensation programs, the Compensation Committee works with executive management led by the CEO to review C-COR’s retirement and health care benefit programs and oversees succession planning. The Compensation Committee delegates the day to day responsibility for implementation of the compensation and benefit programs to management within the guidelines established by the Compensation Committee.

The Compensation Committee also reviews director compensation from time to time, using data received from an independent source on companies of similar market capitalization and operating in the telecommunications industry to evaluate the level of retainers, fees, option grants and other forms of compensation paid to directors. The Compensation Committee recommends director compensation changes to the Board for approval.

Elements of Compensation

The basic components of the executive compensation program are base salaries, the Profit Incentive Plan (annual cash bonus) and long-term incentive compensation, namely C-COR’s equity incentive plans and their predecessors. C-COR also provides broad-based employee benefit plans and certain other executive benefit plans which will be discussed in subsequent sections of this CD&A. The Compensation Committee engages independent outside compensation consulting services to provide market data from salary surveys of comparable companies operating within the same or similar revenue levels and the same or similar industries as C-COR, including the telecommunications industry (the “Comparable Companies”). For executive officers, this data includes two types of sources and analysis: national survey data which allows for a larger sample size of comparable companies and proxy data for identified companies within the telecommunications industry to evaluate specific positions at similar companies within the industry.

The national survey data included information from the Mercer Human Resource Consulting Executive Compensation Survey and the Watson Wyatt Data Services Report on Top Management Compensation. This information was analyzed based upon the telecommunications industry, similarity of revenue scope for the identified positions and the responsibilities of the identified positions. The analysis included a comparison of C-COR’s positions based on (1) base salary, (2) actual and target cash compensation (base salary plus actual or targeted annual incentive cash award) and (3) actual and target direct compensation (total cash compensation plus the present value of long-term incentives).

The proxy data included information from thirteen companies including CommScope, Inc., ARRIS Group, Inc., Ciena Corporation, Foundry Networks, Inc., Finisar Corporation, Extreme Networks, Inc., Comtech Telecommunications Corp., MRV Communications, Inc., F5 Networks, Inc., Harmonic Inc., SeaChange International, Inc., Concurrent Computer Corporation, and Tollgrade Communications, Inc. This data was analyzed by outside consultants based on proxy statement or Definitive Schedule 14A information comparing similar executive positions within the companies. The compensation components from the proxy statements that were compared by the outside consultants per their compensation practices and definitions included (1) base salary for the most recent year available, (2) annual incentive/bonus awards earned as a percentage of the most recent year’s base salary available, (3) total cash compensation (most recent base salary plus annual incentive/bonus), (4) three-year average present value of long-term incentive awards (face value of stock options multiplied by the Black-Scholes ratio, plus the estimated present value of other long-term incentive awards) and (5) total direct compensation (total cash compensation plus the three-year long-term incentive value). For long-term incentives, stock options were valued using the Black-Scholes option pricing model and restricted stock was valued based on the number of shares multiplied by the grant date market value per share (when vesting was contingent upon performance criteria, a discount of 20% was applied). An analysis of the pay mix (the percentage of base salary, annual variable target or actual cash compensation and the present value of long-term incentives) was also completed with a comparison of the components of compensation versus survey and peer group data.

Base Salary: Base salaries for executives, including the CEO, are set according to the responsibilities of the position, the specific skills and experience of the individual, the individual’s performance and the competitive market for executive talent. Market data is gathered from salary surveys of the Comparable Companies. Executive base salary levels are targeted to approximately the 50th percentile levels of base salaries of the Comparable Companies, consistent with C-COR’s philosophy of paying competitive wages, placing C-COR pay levels at a mid-point of those salaries. Based upon the recommendations of the CEO and the data provided for Comparable Companies, the Compensation Committee reviews base salaries annually and adjusts them as appropriate to reflect changes in market conditions and individual performance and responsibilities. The Compensation Committee sets base salaries in this manner to ensure that they are competitive and reasonable.

Profit Incentive Plan: The Compensation Committee believes that a meaningful component of employee and executive compensation should be contingent upon the financial performance of C-COR. The Profit Incentive Plan (“PIP”) reflects that belief by providing the opportunity to earn variable annual cash compensation based on the achievement of profit goals approved by the Board of Directors at the beginning of each fiscal year. The plan has two components: a discretionary bonus portion and an incentive portion. The details of the funding and payment of each of these components is outlined below.

Participation: All of the executive officers, including the named executive officers, are eligible for PIP with the exception of Mr. Gropp, who is only eligible for the discretionary portion of PIP due to his participation in the sales commission plan. All active employees working a minimum of 20 hours per week or 1,040 hours per year, except employees of certain subsidiaries and employees participating in sales and marketing or other incentive plans, are eligible for PIP.

PIP Goals: The corporate financial goals for fiscal year 2007 were set by the Board of Directors at the beginning of the fiscal year and are based on GAAP income from operations, excluding non-cash items (stock option expense and amortization of intangible assets), restructuring charges (recoveries), and one-time income or expenses. Final determination of excluded items is at the sole discretion of the Compensation Committee of the Board of Directors with any exceptions to the PIP referred to the Board for review and approval.

PIP Pool Funding: The PIP payment pool is funded as the corporate financial goals are met, based on 50% of earned profits above the minimum profit threshold of the financial plan approved by the Board of Directors for fiscal year 2007. The maximum payout from the pool [including i) matching contributions to the Retirement Savings and Profit Sharing Plan and/or the Supplemental Executive Retirement Plan, ii) discretionary contributions to the Supplemental Executive Retirement Plan, and iii) taxes] cannot exceed 25% of cash flow from operations, measured according to GAAP, but excluding one-time income or expenses during the measurement period. If the pool of available funds from cash flow is less than the sum of targeted payments, a pro-ration factor is applied across all payments.

Discretionary Bonus Component of PIP: The discretionary bonus component of PIP allows employees, including named executive officers, to be considered for a payment of up to 15% of base salary earned during the measurement period, if the corporate financial goals, as discussed above, are achieved. The available pool for payments is based upon a review of the audited financial results versus achievement of the established goals at the end of the fiscal year. Payments for individual employees are designed to reward specific employees who have made significant contributions to the achievement of the financial goals of C-COR. Bonus payments for employees other than executive officers are submitted by management, approved by the appropriate executive officers and then reviewed and approved by the CEO. These bonus payments are then submitted in summary, including the total dollar value being requested, to the Compensation Committee for review and approval. Executive officers, including the named executive officers, are submitted by name by the CEO to the Compensation Committee for approval. The CEO is not eligible for a bonus payment under PIP.

In fiscal year 2007, management, with executive officer and CEO approval, recommended to the Compensation Committee that it authorize spending approximately 50.8% of the funds available for the discretionary component of PIP, thereby awarding bonuses averaging 7.9% of individuals’ wages to approximately 41% of those employees eligible for a PIP discretionary bonus. The CEO recommended that discretionary bonuses be awarded to the executive officers, including the named executive officers, based upon

C-COR’s financial achievement during fiscal year 2007. The discretionary payments for Mr. Caezza, Mr. Hanelly and Mr. Pohl reflected their contributions to the financial success of C-COR in fiscal year 2007 as well as the CEO and Compensation Committee’s evaluation of their total compensation which includes both the incentive PIP payment and the discretionary PIP. Mr. Gropp’s discretionary payment was awarded for his contributions to the financial success of C-COR and in order to provide a similar total percentage of variable cash compensation as the other named executive officers, when combined with the commissions earned throughout the fiscal year via participation in the fiscal year 2007 C-COR Sales Commission Plan. The Compensation Committee reviewed and approved the requests for discretionary bonus payments after the approval of the audited financial results by the Board of Directors, and payment was subsequently made to the employees.

Incentive Component of PIP: The incentive portion of PIP allows all eligible employees to receive an incentive payment based upon the total funds available in the incentive payment pool, if financial goals are achieved. Each employee has a percentage of base compensation ranging from 5% for non-exempt and professional positions to a maximum of 24% for non-executive officers of

C-COR which would be paid to the employee if the company meets the targeted financial goals. Executive officers, including the named executive officers (with the exception of Mr. Gropp who is not eligible for the incentive component of PIP) have a percentage of base salary ranging from 32% to 75%, if the company meets the target financial goals. Employees may receive a pro-rated payment for performance less than the target goal or a maximum payment of 150% of targeted base wages for achievement above the goal (as outlined below). If the pool of available funds is less than the sum of targeted payments, a pro-ration factor will be applied across all payments.

For incentive payments, achievement of financial metrics versus established goals was reviewed at two measurement periods during fiscal year 2007. The first review took place after the completion of the 1st and 2nd quarters of the fiscal year and the second at the completion of the full fiscal year. Following the audit (or review, in the case of interim financial statements) of the financial statements, the Compensation Committee reviewed and approved applicable PIP calculations for potential payment. All decisions made by the Compensation Committee and the Board of Directors are final.

Incentive payments for the first measurement period have a maximum payout of 100% of the incentive pool and are based on total goal achievement percentage as defined below:

Total Goal Achievement Percentage	PIP Payment
Less than 90% of goal	0% of payment
90%—99.9% of goal	Available incentive pool distributed based upon 1) goal achievement multiplier and 2) targeted incentive percentage of wages for each employee. The multiplier is a straight-line calculation with a minimum of 50% at 90% of goal achievement.
100% achievement of goal	Available incentive pool distributed based upon targeted incentive percentage.

Incentive payments for the second measurement period have a maximum payout of 150% of the incentive pool and are based on total goal achievement percentage as defined below:

Total Goal Achievement Percentage	PIP Payment
Less than 90% of goal	0% of payment
90%—99.9% of goal	Available incentive pool distributed based upon 1) achievement multiplier and 2) targeted incentive percentage. The multiplier is a straight-line calculation with a minimum of 50% at 90% of goal achievement. Any payments made at the first measurement period are subtracted.
100% achievement of goal	Available incentive pool distributed based upon targeted incentive percentages, less any payments made at the first measurement period.
100.1%—110% of goal	Available incentive pool distributed based upon 1) goal achievement multiplier and 2) targeted incentive percentage. The multiplier is a straight-line calculation beginning at 100% for 100% of goal achievement with a maximum multiplier of 150% at 110% of goal achievement, less any payments made at the first measurement period.

In fiscal year 2007, the corporate financial goals achieved were in excess of 110% of plan; therefore the maximum multiplier of 150% was implemented for incentive payments. No pro-ration was implemented in fiscal year 2007 due to the pool available for distribution based on financial achievement. In fiscal year 2006, the corporate financial goals were not achieved, and no PIP payment was made.

A summary of targeted incentive and bonus percentages for each of the named executive officers and actual achievement of fiscal year 2007 corporate financial goals follows:

PIP Incentive and Bonus Percentage Targets and Payment Amounts

		Incentive Target at 90% of Corporate Financial Goals	Incentive Target at 100% Corporate Financial Goals	Incentive Target at 110+% of Corporate Financial Goals	Actual Fiscal Year 2007 Incentive % paid based on Financial Achievement >110% of Goal	Actual Fiscal Year 2007 Incentive $ paid based on Financial Achievement >110% of Goal		Actual Bonus % Awarded	Actual Bonus Award Payment (2)
	Base Pay (1)	Individual % of Base Pay	Individual % of Base Pay	Individual % of Base Pay	Individual % of Base Pay	Individual $ Awarded		Individual % Awarded (0-15% of Base Pay)	Individual $ Awarded
David A. Woodle	$448,077	37.5%	75.0%	112.5%	112.5%	$504,087		N/A	$ 0
William T. Hanelly	$259,231	20.0%	40.0%	60.0%	60.0%	$155,538		15%	$38,885
Michael J. Pohl	$306,923	20.0%	40.0%	60.0%	60.0%	$184,154		13%	$39,900
John O. Caezza	$272,692	20.0%	40.0%	60.0%	60.0%	$163,615		15%	$40,904
Stephen T. Gropp	$230,000	N/A	N/A	N/A	N/A	$ 0	(3)	4%	$ 9,200	(3)

(1)	Data presented in the Base Pay, Incentive Payment based on actual fiscal year 2007 Financial Achievement 110% of Goal and Bonus Award Payment columns coincide with data in Summary Compensation Table.
(2)	Payments made at the recommendation of the CEO with Compensation Committee approval; based on achievement of individual/group and corporate performance.
(3)	Mr. Gropp is not eligible for Incentive PIP payments; discretionary bonus awarded as described above in Discretionary Bonus Component of PIP section. Incentive-based payments derived from fiscal year 2007 C-COR Sales Commission Plan.

For fiscal year 2007, the PIP payment targets executives’ total cash compensation (base salary plus the amount earned through PIP) to approximately 15% more than the 50th percentile of total cash compensation of the survey data for Comparable Companies. This practice is based on input from the outside consultants to best align the total cash compensation with C-COR’s philosophy of rewarding executives for performance that supports C-COR’s strategic plans yet reduces the volatility of using a measure such as the 75th percentile which can be dramatically influenced by outlying companies within the survey data. By using a measure calculated at 115% of the 50th percentile level of target total cash compensation as a comparison target, a more consistent target is established each year.

Long-Term Incentive Compensation: The Compensation Committee believes that C-COR’s equity incentive plans and their predecessors (the “Incentive Plan”) is an essential tool to align the long-term interests of shareholders and employees, especially executive management. All active, full-time employees of C-COR and its subsidiaries are eligible to receive stock options or other equity awards such as restricted stock, performance shares and performance units. Options for all executive officers, including the named executive officers, are recommended by the CEO for review and approval by the Compensation Committee on an individual basis. The Compensation Committee recommends stock options for the CEO to the Board of Directors for approval. The exercise price of each option is equal to the closing price of C-COR’s common stock on the date of the grant, as reported on the NASDAQ Global Market. This approach is designed to maximize shareholder value over the long term, as no benefit is realized from the option grant unless the price of C-COR’s common stock increases. In fiscal year 2007, stock options granted have a term of eight years and vest in equal increments annually over four years. In fiscal year 2007, the Compensation Committee reviewed the potential use of restricted stock or performance shares in combination with stock options but concluded that the use of stock options was more in alignment with the goals of C-COR and the shareholders for the reasons described above.

Generally, options are awarded by the Compensation Committee on an annual basis to provide awards to current employees as a retention vehicle. This annual grant includes awards to the named executive officers, including the CEO, and other employees. The annual grant is awarded in the first month of the fiscal year, a time which allows both performance over the previous fiscal year and plans for the new fiscal year to be taken into consideration. These grants are made regardless of whether C-COR is in possession of material, non-public information at the time of the grant as the annual grant is made at the same time each year and vesting of the options typically requires at least one year for 25% of options to vest (excluding employees who would retire). Option grants to the named executive officers are based on a review of base salary plus PIP compensation and are targeted to approximately 15% more than the 50th percentile of total direct compensation of the survey data for Comparable Companies. By providing a form of ownership in C-COR to employees, stock options provide an incentive to employees to remain with C-COR in order to allow the options to vest, typically over a four-year period. The options are only of value if C-COR’s stock price increases, thereby further aligning the employees’ performance goals with those of C-COR and its shareholders. The number of options to be granted to each participant in the annual grant, including the named executive officers, is recommended to the Compensation Committee. The exercise price of options is the closing price of C-COR stock, as reported on NASDAQ Global Market, on the date of approval by the Compensation Committee (if approval is provided after market close, the price is the subsequent day’s closing price). In addition, options are approved by the Compensation Committee for awards to new hires and management determines how options are awarded throughout the fiscal year dependent upon the level and responsibilities of the position. The size of a grant is based upon the position, responsibilities and expected contribution of the individual. The exercise price of these options is the closing price of the C-COR stock, as reported on NASDAQ Global Market, on the date of hire of the employee. Options provided in the annual grant generally vest in equal increments over a four-year period.

In addition to stock options, the Incentive Plan provides for restricted stock awards, performance shares (which are awards to receive shares of common stock if certain performance goals are met) and performance units (which are awards to receive a fixed dollar amount, payable in cash, common stock or a combination of such as outlined in the details of each performance unit award approved by the Board or the Compensation Committee if certain performance goals are met). The Board or the Compensation Committee has the sole discretion to determine in which situations each form of award is most appropriate, based upon performance goals, retention needs, market conditions, and the needs of C-COR at that time. Consistent with these purposes, there were no shares of restricted stock, performance shares or performance units granted under the Incentive Plan to C-COR’s named executive officers during fiscal year 2007.

Retirement Benefits: C-COR believes it is important to provide competitive retirement benefits in order to attract, retain and motivate its executive officers, while also encouraging the executives to maximize their own contributions for retirement planning purposes. C-COR offers a Retirement Savings and Profit Sharing Plan, which is a 401(k) defined contribution plan, to all U.S. employees meeting the definition of “regular, full-time employees” who qualify within the plan guidelines (the “401(k) Plan”) including those with 1,000 hours or more of service within the calendar year, but excluding those workers who work less than 20 hours per week or who may be considered to be casual employees hired only for specified periods of time. Under the 401(k) Plan, employees may contribute a portion of their salary and bonus compensation. C-COR matches 100% of employee contributions up to a maximum of 6% of salary and bonus compensation, further subject to the Internal Revenue Service’s employee contribution maximum (which was $15,500 for 2007, plus potentially an additional $5,000 if the participant meets the age requirements for catch-up contributions). The named executive officers participate in the 401(k) Plan and receive the company match. In the 401(k) Plan year 2007, C-COR’s plan was considered to be a safe harbor plan with all matching contributions vesting immediately. Plan years 2005 and 2006 were also considered to be safe harbor plans with immediate vesting; the vesting requirements for non-safe harbor years would be 100% vesting over a period of 5 years with 20% vesting each year. The Small Business Job Protection Act of 1996 (SBJPA) allows 401(k) plans to be deemed as having met antidiscrimination testing if the plan meets four criteria: required contribution percentage as described in safe harbor regulations; 100% vesting of matching contributions; annual notice to participants; and withdrawal restrictions. In 2005, 2006 and 2007, the Compensation Committee approved the designation of the 401(k) Plan as a safe harbor plan.

C-COR maintains a non-qualified, deferred compensation plan, C-COR’s Supplemental Executive Retirement Plan (“SERP”), which is available to officers and key executives, including all of the named executive officers. The SERP allows for annual deferral contributions which permit an executive to defer up to 100% of his or her base or bonus compensation. C-COR provides a matching contribution of up to 100% of the first 6% of employee’s pay. The match for the 401(k) Plan and SERP is made on a bi-weekly basis. The percentage of base and bonus compensation that will be contributed to the SERP is designated by the executive prior to the beginning of the calendar year in which contributions will be made. The method (lump sum or 10 annual installments) and timing of payment (in-service, upon termination of employment, etc.) are elected in advance by the participant. Vesting for the SERP matching contributions is the same annually as the 401(k) Plan. For years when the 401(k) Plan matching contributions vest immediately, the SERP matching contributions also vest immediately. In years during which the 401(k) Plan matching contributions vest over 5 years with 20% becoming vested each year, the SERP matching contributions vest in a similar fashion.

Additional contributions by C-COR to the SERP are provided for certain executive officers, including all of the named executive officers, equal to 8% of base and incentive compensation each year. This contribution was initially established based upon a review in 2005 of comparable retirement market data provided by outside compensation consultants that showed that C-COR’s benefit level was well below that of general industry practice. The analysis showed that additional contributions between 5-10% of total compensation were required to bring C-COR’s retirement benefits to a competitive level. Based upon this analysis and the decision to discontinue the CSRP (described below) for future officers, the Compensation Committee authorized an 8% discretionary contribution to the SERP. The additional contribution requires five years of service for 100% vesting. This vesting schedule encourages the executive officers to continue their service with C-COR and does not allow for any interim vesting should the executive terminate employment with C-COR prior to meeting the vesting requirements. An executive officer does not need to participate in the SERP in order to receive the discretionary contribution, and the Compensation Committee may alter or terminate the discretionary award to the SERP.

Contributions to the SERP, including employee contributions, matching contributions and discretionary contributions, are considered to be assets of C-COR until such time as the executive leaves C-COR and assets are distributed to the former participant on an after-tax basis assuming that all vesting requirements have been met. Withdrawals are permitted only in very limited cases of hardship. SERP earnings are based on the actual earnings of the investment vehicles that are chosen at the beginning of each plan year by the participant. These investment vehicles include mutual funds, separate managed accounts and C-COR stock. Investment decisions for new contributions are made annually in advance of the plan year and cannot be changed. Transfers of balances between investment vehicles can be made by the participant once per month. Investment in the plan can be terminated during the plan year, however the participant is not allowed to make contributions to the plan for the remainder of the year or in the next plan year.

C-COR has an additional Supplemental Retirement Plan (“CSRP”) for all named executives and certain other executive officers. Participation in the CSRP is only open to those executives already participating in the plan and will not be offered to future executives. Participation in the CSRP was ended in 2005 when the 8% discretionary contribution to the SERP was initiated based upon the Compensation Committee’s belief that contributions to a defined contribution plan were more appropriate for future retirement benefits than a defined benefit plan. The decision was also made at that time to continue the defined benefit commitments in the CSRP rather than attempting to quantify and transition committed benefits into the defined contribution plan. Executive officers, including all named executive officers, who have been eligible to participate in the CSRP for ten years and remain employees until age 65 will receive a supplemental retirement benefit of $18,000 a year payable for 15 years. Executives who have been eligible to participate in the CSRP for five years and are age 60 or older or who have been a participant for ten years and are age 55 or older may elect to retire and receive a reduced supplemental retirement benefit. No executive officer currently meets the requirements of the CSRP in terms of a reduced or regular retirement date, except in the following two cases. In Mr. Pohl’s offer letter, it states that should his employment change significantly (as shown in the section on Change of Control and Termination Benefits) within thirty-six months of his date of hire (January 1, 2005), he would be entitled to enhanced severance benefits, including the immediate vesting of C-COR’s CSRP constituting normal retirement age/service requirements ($18,000 annually for fifteen years, payable in equal monthly installments). In addition, consistent with his contract, the CEO is eligible to receive a supplemental retirement benefit of $50,000 per year for life upon meeting the retirement criteria as established in the Incentive Plan. Mr. Woodle meets the requirements of the supplemental retirement benefit. These retirement benefit plans and the amount of C-COR contributions are reviewed annually by the Compensation Committee.

Other Compensation

Employment Agreement of the Chief Executive Officer: In preparation for the development of a new employment agreement for the CEO, a review was conducted in fiscal year 2006 by legal counsel and outside compensation consultants on the various elements of the agreement to ensure current legal compliance and competitiveness with market standards. In particular, the terms of the agreement, compensation and benefit provisions, intellectual property provisions, employment covenants, indemnification coverage, change in control provisions, and other administrative elements of the contract were reviewed.

On March 5, 2007, C-COR entered into an amended and restated employment agreement (the “Agreement”) with Mr. Woodle under which he will continue to serve as C-COR’s Chairman, President and CEO. This Agreement replaces Mr. Woodle’s former employment agreement, dated June 15, 2003. The Agreement was effective as of March 5, 2007, except that the increase in Mr. Woodle’s base salary described in the second bullet point below was retroactive to January 1, 2007.

The following is a brief summary of the Agreement:

•

The term of the former employment agreement was for five (5) years, expiring on June 30, 2008. The Agreement has a two (2) year rolling term such that the remaining term of the Agreement on any date after the effective date is always at least two (2) years.

•

Under the former employment agreement, Mr. Woodle’s base salary was $400,000 per year. Under the Agreement, Mr. Woodle’s base salary is $500,000 per year (subject to annual review by the Compensation Committee and approval by the Board of Directors).

•

Under the Agreement, if Mr. Woodle’s employment is terminated (a) due to his inability to substantially perform the services required by the Agreement for a period or periods aggregating three (3) months during any 12-month period due to him becoming totally or partially disabled, or (b) at C-COR’s discretion, Mr. Woodle will receive all accrued and unpaid compensation plus two (2) years’ salary at the rate then in effect and any retirement benefits for which Mr. Woodle is eligible (subject to certain deductions), as well as pro-rated payments under the PIP to which Mr. Woodle is then entitled. Under the former employment agreement, if Mr. Woodle’s employment had been terminated under the circumstances described above, Mr. Woodle would have been entitled to receive all accrued and unpaid compensation plus his salary for the remainder of the term of the former employment agreement.

•

The Agreement further provides that Mr. Woodle is entitled to a supplemental retirement benefit under the CSRP with an annual benefit of $50,000 commencing on Mr. Woodle’s retirement and continuing until his death in accordance with and subject to the definitions of retirement as outlined in the Incentive Plan.

•

In the event that Mr. Woodle’s employment is terminated involuntarily, other than for “cause” (as defined in the Agreement), or if Mr. Woodle terminates his employment for “good reason,” within eighteen (18) months after a Change of Control occurs (defined as a change in ownership of 30% or more of C-COR’s voting stock; a merger whereby less than 50% of the total voting power of the surviving corporation is represented by shares held by former shareholders of C-COR; a merger resulting in the sale of 50% or more of the assets of C-COR; or a change in a majority of directors), Mr. Woodle would receive the following severance payments: three times his annual salary at the rate on the date of the termination of his employment (but not less than three times his annual salary prior to the Change of Control); an amount equal to three times the Company’s matching and discretionary contributions to the 401(k) Plan and the SERP; if the termination occurs during a plan year for which the Company makes a discretionary contribution to the 401(k) Plan, an amount equal to the contribution he would have received; 100% vesting of all 401(k) Plan and SERP contributions to the extent not already vested; an amount equal to three times the average PIP payment made to Mr. Woodle over the past three years; three years of health, dental, accident, life and disability insurance coverage; and the CSRP annual benefit as described in the bullet point above. If payments by
C-COR pursuant to the Agreement are deemed compensation for the executive and, as a result, the executive becomes subject to “excise tax” under Section 4999 of the Internal Revenue Code, C-COR shall pay such executive an additional amount required to “gross up” such amount paid by the executive in excise taxes. Additionally, under the Agreement, if Mr. Woodle’s employment is terminated by C-COR within three (3) months prior to a Change of Control, but such termination was in connection with a Change of Control, such termination shall be deemed to have occurred after such Change of Control and Mr. Woodle shall be entitled to receive all payments and benefits to which he would otherwise be entitled if such termination had actually occurred within eighteen (18) months after such Change of Control.

•	Pursuant to the Incentive Plan, all outstanding but unvested options become fully vested upon the occurrence of a Change of Control.

Change of Control and Termination Benefits: C-COR desires to assure that if a possible Change of Control situation arises and executives are involved in deliberations or negotiations in connection therewith, that executives will be in a secure position to consider and negotiate such transaction as objectively as possible and without implied threat to his/her financial well-being. With that in mind, C-COR has Change of Control agreements with executive officers of C-COR, including the following named executive officers: William T. Hanelly, Chief Financial Officer; John O. Caezza, President Broadband Systems Solutions; Michael J. Pohl, President, Global Strategies and Stephen T. Gropp, Sr. Vice President, Global Sales. Mr. Woodle does not have a Change of Control Agreement because his employment agreement provides for certain benefits upon a Change of Control. A Change of Control is defined as a change in ownership of 30% or more of C-COR’s voting stock; a merger whereby less than 50% of the total voting power of the surviving corporation is represented by shares held by former shareholders of C-COR; a merger resulting in the sale of 50% or more of the assets of C-COR; or a change in a majority of directors. In the event of a Change of Control, all outstanding stock options, restricted stock, performance units and performance stock become immediately exercisable without regard to whether the executive’s employment is terminated by reason of such Change of Control and such options shall remain exercisable until their original expiration date. This is consistent with the Incentive Plan and its predecessor plans and is applicable to all equity awards granted within the Incentive Plan to all employees, officers and directors. The vesting of options upon a Change of Control, regardless of employment status, allows for a smooth transition to new ownership without any residual issue regarding commitments to employees or executive officers based on unvested options which are cancelled at the time of the Change of Control.

Pursuant to the Change of Control Agreements, in the event an executive is terminated involuntarily within 18 months after a Change of Control, the executive shall be entitled to: (a) two times annual salary (Mr. Hanelly would receive three times annual salary) payable in a lump sum; (b) two times C-COR’s annual matching contribution to the 401(k) Plan and discretionary and matching contributions to the SERP (Mr. Hanelly would receive three times) payable in a lump sum; (c) the sum of the prior two years’ awards from the PIP then in effect (Mr. Hanelly would receive three years’ awards) payable in a lump sum; (d) 24 months of coverage under C-COR’s various health, dental, life and disability insurance plans (Mr. Hanelly would receive 36 months of coverage) or a lump sum payment in an amount equal to C-COR’s cost of providing such coverages during such period at the executive’s discretion; and (e) unreduced benefits payable under the CSRP, even if the executive has not yet attained age 55, payable in monthly installments over 15 years. If the executive resigns within 18 months after a Change of Control, the executive shall be entitled to the same benefits as from an involuntary termination if: (a) the executive determines there has been a significant change in his/her responsibilities or duties; or (b) the executive’s base salary is reduced by more than 10%; or (c) the executive is required to relocate more than 40 miles from his/her former place of work.

If payments by C-COR pursuant to the Change of Control agreement are deemed compensation for the executive and, as a result, the executive becomes subject to “excise tax” under Section 4999 of the Internal Revenue Code, C-COR shall pay such executive an additional amount required to “gross up” such amount paid by the executive in excise taxes. It is C-COR’s belief that this gross-up is appropriate in order to reimburse the executive for taxes which would not come due other than by C-COR’s decision to invoke the conditions of the Change of Control and ultimately involuntarily separate the executive from the current or acquiring company. Additionally, C-COR is responsible for the fees and expenses of counsel (up to a maximum of $500,000) and any additional amount required to “gross up” the amount paid to cover federal and state income taxes payable by such executive relating to such payments that the executive incurs in the enforcement of his or her rights under this agreement by litigation or other legal action.

The period of duration for compensation is enhanced for the CEO through his Agreement and Chief Financial Officer through his Change of Control Agreement due to their integral roles in negotiating and representing C-COR in any pending transaction as well as the additional obligations placed on both executive officers to attest to the accuracy and completeness of the financial information on which the transaction is based.

C-COR committed in its initial offer letter to Mr. Pohl, dated December 22, 2004, that should his employment change significantly within thirty-six months of his date of hire (January 1, 2005), that he would be entitled to enhanced severance benefits. Changes to employment include: significant downgrade in duties and/or scope of position, decrease in base salary or PIP percentage eligibility of greater than 10%, primary place of employment altered to more than 40 miles from current location, change in reporting relationship of position, and termination of employment other than for cause. The enhanced severance benefits in the event of such significant change in employment status include: twelve months severance based upon base salary at time of termination, payment of PIP should a payment be authorized by the Board of Directors at the conclusion of the fiscal year during which employment is terminated, and immediate vesting of CSRP payments constituting normal retirement age/service requirements ($18,000 annually for fifteen years, payable in equal monthly installments).

C-COR does not currently have an Employee Retirement Income Security Act (ERISA)-based severance plan which details any specific severance requirements to be paid upon termination of employment of executive officers, including the named executive officers. ERISA covers severance pay plans which are implemented for a group of employees and outlines the benefits which are provided. Although C-COR has implemented ERISA-based severance pay plans for specific time periods or actions (such as reductions in force), there is not currently a plan in place which would define the severance benefits payable to executives or other employees. Past severance benefits have been determined on a case by case basis based upon factors such as an executive’s years of service with C-COR, the specific role of the executive and any transition period provided. Typical severance benefits have ranged from three to twelve months of base pay, pro-rated PIP payments, company-paid health, dental and vision coverage, company-paid outplacement assistance, and payment for consulting services post-employment, if required. Should an executive meet the requirements of retirement as outlined in the Incentive Plan, any unvested stock options would immediately vest and be exercisable for the remainder of the option term (consistent with the plan document).

Other Elements of Compensation: Other elements of executive compensation include life and long-term disability insurance, health insurance plans and a stock purchase plan. These benefits are also available to all eligible U.S. based employees of C-COR.

C-COR does not provide loans to officers or directors except those within the guidelines provided to all employees participating in the 401(k) Plan. Certain executive officers, including all of the named executive officers, are also eligible for tax preparation assistance and reimbursement for an annual physical. In addition, the CEO is provided with additional benefits as outlined in his employment agreement, including a car allowance of $800 per month, membership in a country club, life insurance of three times salary (same as other officers), financial and tax planning reimbursement of $1,500 annually, reasonable vacation but not less than three weeks annually, and reimbursement of physical examination fee annually.

Tax Implications of Executive Compensation—Section 162(m)

Section 162(m) of the Internal Revenue Code of 1986 (“the Code’) places a limit of $1.0 million in compensation per person per year on the amount C-COR may deduct with respect to the Chief Executive Officer or any of the next four highly compensated executive officers, all of whom are listed in the Summary Compensation Table below. This limitation does not apply to compensation which qualified as “performance-based compensation” as defined in the Code if the plans awarding such compensation are approved by the shareholders and meet certain other requirements. For fiscal year 2007, no executive officer received non-performance-based compensation in excess of $1.0 million. One executive officer received total compensation, including performance-based compensation, in excess of $1.0 million. To the extent an executive officer received or could receive total compensation in excess of $1.0 million, C-COR has adopted a policy that, where reasonably practicable, we will seek to qualify the variable compensation paid to our executive officer for an exemption from the deductibility limitations of Section 162(m).

Summary Compensation Table

The following table sets forth information concerning the compensation received by the named executive officers of C-COR for the fiscal year 2007.

Name & Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	Change in Pension Value ($)(5)	All Other Compensation ($)(6)	Total ($)
David A. Woodle, CEO	2007	$448,077	$ 0	$302,815	$504,087	$393,743	$ 73,675	$1,722,397
William T. Hanelly, CFO	2007	$259,231	$38,885	$121,126	$155,538	$ 8,482	$ 36,292	$ 619,554
Michael J. Pohl, President, Global Strategies	2007	$306,923	$39,900	$121,126	$184,154	$ 16,167	$ 33,854	$ 702,124
John O. Caezza, President, Broadband Systems Solutions	2007	$272,692	$40,904	$141,314	$163,615	$ 8,919	$ 38,015	$ 665,459
Stephen T. Gropp, Sr. Vice President, Global Sales	2007	$230,000	$ 9,200	$100,938	$ 0	$ 13,010	$280,393	$ 633,541

(1)	Amounts reflect cash compensation for salary, paid time off and holiday pay.
(2)	Amounts reflect cash bonus under C-COR’s discretionary portion of the PIP paid in September 2007. The amounts were earned in fiscal year 2007 for performance against targets set by the Compensation Committee and which is further described in “CD&A – Profit Incentive Plan.”
(3)	The amounts in this column represent the grant date fair value of stock options awarded in fiscal year 2007 in accordance with SFAS 123(R) and do not reflect actual amounts paid or received by any officer. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. See Note 15 to our Consolidated Financial Statements contained in our 2007 Annual Report on Form 10-K for a discussion of the assumptions made in our valuation of equity awards.
(4)	Amounts reflect the incentive payment under PIP for achieving in excess of 110% of C-COR’s financial performance goals in fiscal year 2007. These payments were made in September 2007. See “CD&A – Profit Incentive Plan” for more details regarding the targets and payment percentages.
(5)	Amounts in this column represent expense accrued for financial statement reporting purposes in fiscal year 2007 for the CSRP. Details of this plan can be found in “CD&A – Retirement Benefits” and “CD&A – Other Compensation – Employment Agreement of the Chief Executive Officer.”
(6)	All Other Compensation consists of company matching for the 401(k) Plan and SERP plans; discretionary payment made to the SERP; a car allowance of $9,600 for Mr. Woodle; and sales commissions of $227,594 for Mr. Gropp. Sales commissions are paid on a monthly basis through C-COR’s fiscal year 2007 Sales Commission Plan. Payments are made based upon achievement of goals associated with C-COR’s Strategic Plan approved by the Board of Directors for fiscal year 2007, including bookings and sales achievement versus defined objectives. Includes $69,564 that was earned by Mr. Gropp in fiscal year 2007 but paid in fiscal year 2008.

Contributions to the 401(k) Plan and SERP are based on actual employee contributions, matching contributions and discretionary contributions made during the period of June 30, 2006 through June 29, 2007. They do not reflect earned but unpaid contributions (employee contributions, matching contributions and discretionary contributions) for the named executive officers based on the incentive and discretionary PIP payments awarded for fiscal year 2007. The fiscal year 2007 PIP payments were paid in fiscal year 2008 on September 7, 2007 following the approval of the Board of Directors based on audited fiscal year 2007 financial results. Matching contributions to the 401(k) Plan based on these earned but unpaid amounts were: Mr. Hanelly: $4,165; Mr. Pohl: $2,346; Mr. Caezza: $3,523; Mr. Gropp: $1,312, and Mr. Woodle: $0. Matching contributions to the SERP on these earned but unpaid amounts were: Mr. Hanelly: $7,500; Mr. Pohl: $11,097; Mr. Caezza: $0; Mr. Gropp: $4,726; and Mr. Woodle: $30,245. Discretionary contributions to the SERP on these earned but unpaid amounts were: Mr. Hanelly: $15,554; Mr. Pohl: $17,924; Mr. Caezza: $16,362; Mr. Gropp: $6,301; and Mr. Woodle: $40,327.

On July 2, 2007, the Compensation Committee approved grants of options to acquire shares of C-COR’s common stock to each of the named executive officers. Mr. Woodle was granted an option to acquire 150,000 shares of common stock, Mr. Hanelly, Mr. Pohl and Mr. Caezza were each granted an option to acquire 40,000 shares of common stock, and Mr. Gropp was granted an option to acquire 25,000 shares of common stock. The exercise price for the options is $14.40, the closing price of the common stock as reported on the NASDAQ Global Market on the date of the grant.

Grants of Plan-Based Awards Table

The following table sets forth information concerning grants of plan-based awards in fiscal year 2007 to named executive officers.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			All Other Option Awards: Number of Securities Underlying Options (#)(5)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock Option Awards (6)
		Threshold ($)(2)	Target ($)(3)	Maximum ($)(4)
David A. Woodle	7/5/2006				75,000	$7.84	$302,815
	N/A	$168,029	$336,057	$504,086
William T. Hanelly	7/5/2006				30,000	$7.84	$121,126
	N/A	$ 51,846	$103,692	$155,538
Michael J. Pohl	7/5/2006				30,000	$7.84	$121,126
	N/A	$ 61,384	$122,769	$184,154
John O. Caezza	7/5/2006				35,000	$7.84	$141,314
	N/A	$ 54,538	$109,076	$163,615
Stephen T. Gropp	7/5/2006				25,000	$7.84	$100,938

(1)	See “CD&A – Profit Incentive Plan” for further information on non-equity incentive awards in fiscal year 2007.
(2)	Represents the amount payable if 90% of the corporate financial goals are met.
(3)	Represents the amount payable if 100% of the corporate financial goals are met.
(4)	Represents the amount payable if 110% of the corporate financial goals are met.
(5)	Represents options granted to named executive officers under the Incentive Plan to acquire shares of common stock. The options were granted at an exercise price equal to the closing price of C-COR’s common stock as reported on the NASDAQ Global Market on at the date of grant. The options become exercisable in equal increments over four years, beginning on the first anniversary of the date of grant. The table reflects the full amounts of the awards even though the awards vest over four years and are subject to forfeiture prior to vesting. See “CD&A – Long-Term Incentive Compensation” for further information on awards in fiscal year 2007.
(6)

Amounts shown reflect the grant date fair value of stock option awards valued in accordance with SFAS 123(R). Assumptions used in the calculation of these amounts are included in Note 15 of C-COR’s consolidated financial statements for the year ended June 29, 2007 which are included in C-COR’s 2007 Annual Report on Form 10-K.

Outstanding Equity Awards at Fiscal Year-End Table

The following table sets forth information concerning the outstanding equity awards held by named executive officers at the end of fiscal year 2007:

Name	Option Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Grant Date(1)	Option Expiration Date(2)
	Exercisable	Unexercisable
David A. Woodle	50,000	0	0	$27.5000	12/6/1999	12/6/2007
	172,000	0	0	$22.0000	5/23/2000	5/23/2008
	88,066	0	0	$15.0000	10/5/2000	10/5/2008
	68,947	0	0	$7.5000	6/18/2002	6/18/2010
	75,000	25,000	0	$3.6000	8/20/2003	8/20/2011
	62,500	62,500	0	$8.1000	8/18/2004	8/18/2012
	0	100,000	0	$7.8500	10/12/2004	10/12/2012
	37,500	37,500	0	$6.8400	6/29/2005	6/29/2013
	0	75,000	0	$7.8400	7/5/2006	7/5/2014

William T. Hanelly	20,000	0	0	$14.1250	10/4/1999	10/4/2007
	20,000	0	0	$22.0000	5/23/2000	5/23/2008
	35,226	0	0	$15.0000	10/5/2000	10/5/2008
	20,000	0	0	$10.9375	10/13/2000	10/13/2008
	18,061	6,250	0	$8.8000	6/15/2004	6/15/2012
	3,750	7,500	0	$8.1000	8/18/2004	8/18/2012
	0	25,000	0	$7.8500	10/12/2004	10/12/2012
	0	12,500	0	$6.8400	6/29/2005	6/29/2013
	0	30,000	0	$7.8400	7/5/2006	7/5/2014

Michael J. Pohl	0	62,500	0	$9.5600	1/1/2005	1/1/2013
	0	12,500	0	$6.8400	6/29/2005	6/29/2013
	0	75,000	0	$6.6700	9/27/2005	9/27/2013
	0	30,000	0	$7.8400	7/5/2006	7/5/2014

John O. Caezza	75,000	0	0	$12.0000	8/6/2001	8/6/2009
	30,000	0	0	$6.4400	10/15/2001	10/15/2009
	30,000	0	0	$7.5000	6/18/2002	6/18/2010
	18,750	6,250	0	$8.8000	6/15/2004	6/15/2012
	0	25,000	0	$7.8500	10/12/2004	10/12/2012
	12,500	12,500	0	$6.8400	6/29/2005	6/29/2013
	0	35,000	0	$7.8400	7/5/2006	7/5/2014

Stephen T. Gropp	0	6,250	0	$8.3100	5/17/2004	5/17/2012
	0	50,000	0	$7.8500	10/12/2004	10/12/2012
	6,250	12,500	0	$6.8400	6/29/2005	6/29/2013
	0	25,000	0	$7.8400	7/5/2006	7/5/2014

(1)	Option grants become exercisable in equal increments over four years, beginning on the first anniversary of the date of grant or cliff vest five years after date of grant.
(2)	Option grants not exercised by the expiration date are forfeited.

Option Exercises and Stock Vested Table

The following table summarizes option exercises by named executive officers that vested during fiscal year 2007.

Name	Option Awards
	Number of Shares Acquired on Exercise (#)(1)	Value Realized on Exercise ($)(2)
David A. Woodle	448,553	$2,954,717
William T. Hanelly	131,439	$ 785,633
Michael J. Pohl	50,000	$ 268,588
John O. Caezza	30,000	$ 260,120
Stephen T. Gropp	25,000	$ 156,231

(1)	Amount shown for each named executive officer is the aggregate number of options granted in previous years and exercised and sold during fiscal year 2007.
(2)	Amount shown is the difference between the aggregate exercise price and the aggregate market price of C-COR’s common stock on the date of exercise.

Non-Qualified Deferred Compensation Table

C-COR offers a Supplemental Executive Retirement Plan (SERP) for certain executive officers, including the named executive officers. Details of this plan can be found in the previous section entitled, “CD&A – Retirement Benefits.” The following table summarizes Non-Qualified Deferred Compensation information for named executive officers during fiscal year 2007.

Name	Executive Contributions in Last FY ($)(1)	Registrant Contributions in Last FY ($)(2)	Aggregate Earnings in Last FY ($)(3)	Aggregate Withdrawals or Distributions ($)	Aggregate Balance at Last FY ($)
David A. Woodle	$56,423	$46,190	$396,102	$0	$1,318,246
William T. Hanelly	$18,254	$25,123	$ 42,451	$0	$ 469,276
Michael J. Pohl	$ 0	$24,554	$ 5,826	$0	$ 47,069
John O. Caezza	$ 0	$21,815	$ 5,785	$0	$ 49,699
Stephen T. Gropp	$ 0	$31,042	$ 1,975	$0	$ 46,030

(1)	The entire amounts are also included in the Summary Compensation Table in the Salary, Bonus and Non-Equity Incentive Plan Compensation columns.
(2)	The amounts are also included in the Summary Compensation Table in the All Other Compensation column. For more information on C-COR contributions, see “CD&A – Retirement Benefits.”
(3)	Amounts are not included in the Summary Compensation Table because they are not above market.

Pension Benefits Table

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
David A. Woodle (1)	CSRP (3)	8	$711,522	$0
William T. Hanelly (2)	CSRP (3)	8	$ 70,356	$0
Michael J. Pohl (2)	CSRP (3)	11	$ 39,973	$0
John O. Caezza (2)	CSRP (3)	7	$ 51,123	$0
Stephen T. Gropp (2)	CSRP (3)	4	$ 40,105	$0

(1)	Mr. Woodle’s pension benefit is $50,000 per year for life, commencing at retirement. Because Mr. Woodle is retirement eligible, the full present value is recorded as the accumulated benefit amount as of June 29, 2007. The present value is calculated using a mortality assumption of 78 and a discount rate of 5.21%.
(2)	The other named executives are eligible for an $18,000 annual payment for 15 years commencing at retirement at age 65. The present value of this payment stream is $184,210 and is calculated using a 5.21% discount rate. This present value amount, which represents the value of the benefit when the named executive reaches age 65, is accrued ratably over the service period. The accumulated benefit amount shown above is that portion of the full present value at age 65 which has been accrued over the service period from inception of eligibility through June 29, 2007, and is subject to eligibility terms as described in “CD&A – Retirement Benefits”.
(3)	Details of this plan can be found in “CD&A – Retirement Benefits” and “CD&A – Other Compensation – Employment Agreement of the Chief Executive Officer.”

Potential Payment on Termination Upon Change of Control

C-COR has entered into Change of Control agreements which provide benefits upon termination of employment within 18 months of a change of control to each of the named executive officers, except Mr. Woodle, which are described in “CD&A – Other Compensation – Change of Control and Termination Benefits.” Mr. Woodle’s employment agreement, which is described in “CD&A – Other Compensation – Employment Agreement of the Chief Executive Officer” also provides for termination benefits upon a Change of Control. Based on a hypothetical termination date of June 29, 2007, the value of salary, bonus and accelerated stock which would be paid to C-COR’s named executive officers in the event of a termination within 18 months of a Change of Control have been set forth in the following table:

Change of Control Payments

	Multiple	Salary (1)	Incentive Compensation (2)	Registrant Contributions (3)	Insurance Benefits (4)	CSRP (5)	Equity Acceleration (6)	Estimated 280G Tax Gross-Up Payments (7)	Total
David A. Woodle	3	$1,500,000	$504,087	$210,000	$44,302	$1,350,000	$1,992,250	$792,792	$6,393,431
William T. Hanelly	3	$ 849,000	$194,423	$118,860	$43,675	$ 270,000	$ 509,675	$799,311	$2,784,944
Michael J. Pohl	2	$ 680,000	$224,054	$ 95,200	$26,108	$ 270,000	$1,112,350	$574,832	$2,982,544
John O. Caezza	2	$ 600,000	$204,519	$ 84,000	$30,644	$ 270,000	$ 496,075	$699,629	$2,384,867
Steven T. Gropp	2	$ 460,000	$ 9,200	$ 95,442	$28,000	$ 270,000	$ 592,188	$563,631	$2,018,461

(1)	Amounts shown in the Salary column are calculated as current annual salary multiplied by the multiple shown in first column.
(2)	Amounts shown in the Incentive Compensation column for Mr. Woodle and Mr. Hanelly are the actual incentive payments for the last 3 years; amounts shown for the other named executives are the actual incentive payments for the last 2 years.
(3)	Amounts shown in the Registrant Contribution columns are calculated based upon the current deferral rates for the named executive officers for the 401(k) Plan and SERP and the relevant C-COR matches and contributions for those plans times the current annual salary times the multiple in the first column. For Mr. Gropp, the Registrant Contributions also include discretionary contributions in the amount of $31,042, the vesting of which would accelerate based on a Change of Control. The discretionary contributions require 5 years of service for 100% vesting with no partial vesting prior to that time. Mr. Gropp did not meet the 5 year vesting requirement as of the end of fiscal year 2007.
(4)	Amounts shown in the Insurance Payment column represent C-COR’s payments for continuing the health, dental, disability and life insurance coverage for the named executives for the number of years shown in the Multiple column.
(5)	The amount shown in the CSRP column for Mr. Woodle is the estimated amount payable under his plan benefit calculated based upon a $50,000 annual payment beginning June 29, 2007 and continuing for a life expectancy of 78. These payments are due to Mr. Woodle in the event that he terminates employment for any reason, whether his employment was terminated voluntarily or involuntarily, not only in the case of Change of Control. The amounts shown for the other named executives are the sum of full payments due under the plan if the named executive retired at age 65. In the event of termination after a Change of Control, these payments become due as if the named executive had retired at age 65. As Mr. Woodle is retirement eligible under the CSRP, such amount is not included for the purposes of calculating his estimated tax gross-up amount.
(6)	The amounts in the Equity Acceleration column represent the value of all unvested stock options at the closing price on June 29, 2007, minus any applicable strike price. In the event of a Change of Control, these options would vest immediately. Each of Mr. Woodle and Mr. Pohl are eligible for retirement under the Incentive Plan so the value of their options was not included for purposes of their estimated tax gross-up payments.
(7)	Consists of payment of an amount equal to estimated Section 4999 excise tax and an additional amount to cover taxes on such estimated excise tax payment.

Potential Payment on Termination Other Than Change of Control

Mr. Woodle’s employment contract specifies certain benefits to be paid upon termination for other than a Change of Control (CD&A – Other Compensation – Employment Agreement of the Chief Executive Officer”). Based on a hypothetical termination date of June 29, 2007, if Mr. Woodle’s employment had been terminated 1) due to his inability to substantially perform the services required by the Agreement due to partial or total disability, or 2) at C-COR’s discretion, he would have received $1,000,000 in salary, $504,087 in PIP payments, $1,350,000 from immediate vesting of the CSRP, and equity acceleration of $1,992,250. However, because he meets the requirements of retirement as outlined in the Incentive Plan, Mr. Woodle would receive both the CSRP payment and equity acceleration whether his employment was terminated voluntarily or involuntarily.

Mr. Pohl’s initial offer letter specified that should his employment change significantly (CD&A – Other Compensation – Change of Control and Termination Benefits) within thirty-six months of his date of hire (January 1, 2005), that he would be entitled to enhanced severance benefits. Based on a hypothetical termination date of June 29, 2007, Mr. Pohl would have received $340,000 in salary, $224,054 in PIP payments, $270,000 from immediate vesting of CSRP and equity acceleration of $1,112,350. However, since he meets the requirements of retirement as outlined in the Incentive Plan, Mr. Pohl would receive the equity acceleration whether his employment was terminated voluntarily or involuntarily.

Compensation of Directors

C-COR pays non-employee directors for serving on its Board of Directors. Except for expenses incurred in connection with attending meetings, employee directors receive no compensation for serving on the Board. Mr. Woodle is the only member of the Board of Directors who is an employee of C-COR. The compensation paid to non-employee directors consists of two components: cash and equity. C-COR also reimburses the directors for out-of-pocket expenses incurred to travel to board meetings. The Compensation Committee reviews director compensation from time to time, using data received from an independent source on companies of similar market capitalization and operating in the telecommunications industry. The Compensation Committee recommends director compensation changes to the Board for approval. The following table presents a summary of the compensation paid to the non-employee members of the Board of Directors in fiscal year 2007:

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	Total ($)
James E. Carnes	$41,000	$36,989	$77,989
Steven B. Fink	$34,000	$36,989	$70,989
I.N. Randall Harper, Jr.	$42,000	$36,989	$78,989
Anthony A. Ibargüen	$44,000	$36,989	$80,989
John J. Omlor	$51,500	$36,989	$88,489
Rodney M. Royse	$31,500	$36,989	$68,489
James C. Stalder	$37,000	$36,989	$73,989
James J. Tietjen	$35,000	$36,989	$71,989

(1)	The amounts in this column represent the grant date fair value of stock option awards in fiscal year 2007 in accordance with SFAS 123(R) and do not reflect actual amounts paid or received by any director. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. See Note 15 of C-COR’s consolidated financial statements for the year ended June 29, 2007, which are included in C-COR’s 2007 Annual Report on Form 10-K, for a discussion of the assumptions made in our valuation of equity awards.

During fiscal year 2007, non-employee board members received an annual retainer of $20,000 if they did not serve as the chairperson of any committee, $30,000 if they served as chairperson of the Audit Committee and $25,000 if they served as chairperson of any other committee. They also received $1,500 for each meeting of the Board of Directors and each meeting of the Strategic Planning Committee and $1,000 for each meeting of the other committees of the Board of Directors that they attended, except that they received only $500 if a meeting was attended by teleconference. Each director receives a grant of options to purchase 30,000 shares of our common stock (10,000 of which are immediately vested; 10,000 vest one year from grant date and the final 10,000 vest two years after grant date) upon his or her initial election as a director and an annual grant of options to purchase 7,500 shares of our common stock thereafter (fully vested one year after grant date). These options have an exercise price equal to the closing price of the common stock on the date of grant, which is the date of our Annual Shareholder Meeting. All outstanding but unvested options become fully vested upon the occurrence of a Change of Control. Mr. Woodle does not receive additional compensation for his service on the Board of Directors.

The following table lists outstanding option awards for C-COR’s Board of Directors, effective June 29, 2007:

Director	Outstanding Options
James E. Carnes	54,000 shares
Steven B. Fink	45,000 shares
I.N. Randall Harper, Jr.	22,000 shares
Anthony A. Ibargüen	52,500 shares
John J. Omlor	67,000 shares
Rodney M. Royse	58,350 shares
James C. Stalder	37,500 shares
James J. Tietjen	84,500 shares

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee or executive officer of C-COR has a relationship that would constitute an interlocking relationship with executive officers or directors of another entity.

Compensation Committee Report

C-COR’s Compensation Committee has reviewed and discussed with management the “Compensation Discussion and Analysis” contained in this Form 10-K/A. Based on such review and discussions, our committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K/A for the fiscal year ended June 29, 2007.

Compensation Committee

James E. Carnes (Chair)
Anthony A. Ibargüen
Rodney M. Royse
James J. Tietjen

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plans

The following table sets forth additional information as of June 29, 2007 with respect to C-COR’s equity compensation plans that provide for the issuance of stock options, warrants or rights to purchase C-COR securities.

	Number of securities to be issued upon exercise of outstanding options and warrants	Weighted average exercise price of outstanding options and warrants	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	3,934,972	$10.10	2,375,337
Equity compensation plans not approved by security holders	15,638	$ 6.95	0
Total	3,950,610	$10.09	2,375,337

Equity compensation plans not approved by security holders represent plans assumed in connection with the acquisition of MobileForce Technologies, Inc. The assumed plans covered warrants, stock options or a combination thereof. The warrants or stock options covered by the assumed plans were converted at applicable exchange ratios into warrants or stock options to purchase C-COR common stock. No future awards may be granted under these plans.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information known to C-COR regarding beneficial ownership of the common stock of

C-COR as of September 28, 2007 by (1) all beneficial owners of more than 5% of the common stock; (2) each director ; (3) each executive; and (4) all executive officers and directors of C-COR as a group. The number of shares beneficially owned by each person is determined under the rules of the Securities and Exchange Commission (the “SEC”) and the information is not necessarily indicative of beneficial ownership for any other purpose. Under the rules of the SEC, a person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days after the date on which the determination of beneficial ownership is made. Unless otherwise indicated, the address for each of the shareholders listed below is c/o C-COR Incorporated, 60 Decibel Road, State College, PA 16801. Unless otherwise noted, all shares are owned directly with sole voting and investment power.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
5% Shareholders:
Lawrence J. Ellison	7,338,000	(1)	14.6%
ClearBridge Advisors	4,664,990	(2)	9.3%
Goldman Sachs Asset Management LP	3,385,498	(3)	6.7%
Barclays Global Investors NA (CA)	2,477,622	(4)	4.9%
Executive Officers and Directors:
John O. Caezza	155,000	(5)	*
James E. Carnes	54,000	(6)	*
Steven B. Fink	7,383,000	(7)	14.7%
Stephen T. Gropp	0		*
William T. Hanelly	94,233	(8)	*
I.N. Rendall Harper, Jr.	22,000	(9)	*
Anthony A. Ibargüen	52,500	(10)	*
John J. Omlor	61,200	(11)	*
Michael J. Pohl	32,500	(12)	*
Rodney M. Royse	52,500	(13)	*
James C. Stalder	27,500	(14)	*
James J. Tietjen	104,000	(15)	*
David A. Woodle	620,414	(16)	1.2%
All directors and executive officers as a group (16 persons)	8,782,459	(17)	17.5%

*	Represents less than 1% of C-COR’s common stock
(1)	Based upon a Schedule 13D filed January 31, 2005, by Lawrence J. Ellison, c/o Lawrence Investments, LLC (“Lawrence”). Lawrence reported sole voting power to 7,338,000 shares held by Tako Venture, LLC, Cephalopod Corporation and Lawrence and sole dispositive power to 7,338,000 shares held by Tako Venture, LLC, Cephalopod Corporation and Lawrence. Of the 7,338,000 shares, 4,500,000 are outstanding shares and 2,838,000 are shares issuable upon conversion of notes held. The address of Lawrence J. Ellison is Lawrence Investments, LLC 101 Ygnacio Valley Road, Suite 320, Walnut Creek, California 94596.
(2)	Based upon an amended Schedule 13G/A filed on February 8, 2007 by ClearBridge Advisors, LLC (“CBA”), ClearBridge Asset Management, Inc. (“CAM”) and Smith Barney Fund Management LLC (“SBF”). CBA reported shared voting power for 4,428,126 shares and shared dispositive power for 4,600,415 shares, of which 3,175,000 shares is managed by CBA for Legg Mason Partners Aggressive Growth Fund, Inc. CAM reported shared dispositive power for 5,975 shares and SBF reported shared voting and dispositive power for 58,600 shares. As of September 28, 2007, Nasdaq Online reported ClearBridge 13F holdings of 4,699,433 or 9.3% of then outstanding shares. The address of ClearBridge Advisors is 399 Park Avenue, New York, New York 10002-4614.
(3)

Based on information reported in a Schedule 13F – HR filed on August 10, 2007 by Goldman Sachs Group, Inc. The address of Goldman Sachs Asset Management LP is 32 Old Slip 24th Floor, New York, New York 10005-3504.

(4)	Based upon a Schedule 13G filed on January 23, 2007 by Barclays Global Investors NA (CA) (“BGI-NA”), Barclays Global Fund Advisors (“BGFA”) and Barclays Global Investors, Ltd. (BGI-L). BGI-NA reported sole voting power to 827,747 shares and sole dispositive power to 1,014,443 shares; BGFA reported sole voting and dispositive power for 1,432,457 shares; and BGI-L reported sole voting and dispositive power for 30,722 shares. As of September 28, 2007, Nasdaq Online reported Barclays 13F holdings of 2,728,613 shares or 5.4% of then outstanding shares. The address of Barclays Global Investors NA is 45 Fremont Street, San Francisco, California 94105-2228.
(5)	Includes options (exercisable at September 28, 2007, or within 60 days thereof) to purchase 155,000 shares of common stock.
(6)	Includes options (exercisable at September 28, 2007, or within 60 days thereof) to purchase 54,000 shares of common stock.
(7)	Includes options (exercisable at September 28, 2007, or within 60 days thereof) to purchase 45,000 shares of common stock. Also includes shares owned by Lawrence J. Ellison c/o Lawrence Investments, LLC (see footnote (1)), because Mr. Fink is Chief Executive Officer of Lawrence Investments, LLC. Mr. Fink disclaims beneficial ownership of any shares held by Lawrence J. Ellison (except to the extent of his pecuniary interest therein).
(8)	Includes options (exercisable at September 28, 2007, or within 60 days thereof) to purchase 86,476 shares of common stock and 2,228 shares held for Mr. Hanelly’s account in C-COR’s Retirement Savings and Profit Sharing Plan.
(9)	Includes options (exercisable at September 28, 2007, or within 60 days thereof) to purchase 22,000 shares of common stock.
(10)	Includes options (exercisable at September 28, 2007, or within 60 days thereof) to purchase 52,500 shares of common stock.
(11)	Includes options (exercisable at September 28, 2007, or within 60 days thereof) to purchase 55,700 shares of common stock and 5,000 shares of common stock held under a deferred benefit plan of J. J. Omlor Associates, Ltd.
(12)	Includes options (exercisable at September 28, 2007, or within 60 days thereof) to purchase 32,500 shares of common stock.
(13)	Includes options (exercisable at September 28, 2007, or within 60 days thereof) to purchase 52,500 shares of common stock.

(14)	Includes options (exercisable at September 28, 2007, or within 60 days thereof) to purchase 27,500 shares of common stock.
(15)	Includes options (exercisable at September 28, 2007, or within 60 days thereof) to purchase 84,500 shares of common stock.
(16)	Includes options (exercisable at September 28, 2007, or within 60 days thereof) to purchase 560,066 shares of common stock and 12,348 shares held for Mr. Woodle’s account in the 401(k) Plan.
(17)	Includes options (exercisable at September 28, 2007, or within 60 days thereof) to purchase 1,335,892 shares of common stock, 5,000 shares of common stock held under a deferred benefit plan and 21,353 shares of common stock held for accounts in the 401(k) Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

It is C-COR’s policy that all employees, officers and directors must avoid any activity that is or has the appearance of conflicting with the interests of C-COR. This policy is included in C-COR’s Code of Ethics for Senior Leadership and in C-COR’s Code of Ethics for Employees, both of which are posted on our website at www.c-cor.com. In accordance with the Audit Committee Charter, all related party transactions must be approved by the Audit Committee of the Board of Directors.

C-COR’s $35.0 million convertible notes (the “Notes”), issued in December 2004, require semi-annual interest payments at an annual rate of 3.5% on June 30 and December 30. The notes are held by Lawrence J. Ellison c/o Lawrence Investments, LLC, of which Steven B. Fink is Chief Executive Officer. In fiscal year 2007, C-COR paid $1.2 million in interest on the Notes and, as of June 29, 2007, the aggregate principal amount outstanding was $35.0 million.

Director Independence and Lead Director

The Board of Directors has determined that James E. Carnes, I. N. Rendall Harper, Jr., Anthony A. Ibargüen, John J. Omlor, Rodney M. Royse, James C. Stalder and James J. Tietjen are deemed to be independent under the Marketplace Rules and by which

C-COR abides. John J. Omlor is the Lead Independent Director of the Board of Directors.

Item 14.	Principal Accounting Fees and Services.

KPMG LLP has been the independent accounting firm and has audited the financial statements of C-COR and most of its subsidiaries since 1992. In addition to performing the audit of C-COR’s consolidated financial statements, KPMG LLP provided various other services during fiscal year 2007.

For the fiscal years ended June 29, 2007 and June 30, 2006, KPMG LLP billed C-COR aggregate fees as follows:

Audit Fees	2007	2006
Audit Fees	$1,038,000	$1,551,000
Audit-Related Fees(1)	$50,000	$168,000
Tax Fees(2)	$137,000	$285,000
All Other Fees	$0	$0

(1)	Audit-related fees for fiscal year 2007, include fees billed for due diligence services. Audit-related fees for fiscal year 2006, include fees billed in connection with acquisitions and internal control advisory services.
(2)	Tax fees for fiscal years 2007 and 2006 include fees billed in connection with tax compliance and consultation services.

All of the services provided by KPMG LLP in fiscal years 2007 and 2006 were approved in advance by the Audit Committee.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(3) Exhibits.

Exhibit No.	Document
31.1	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer (1)

31.2	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Financial Officer (1)

(1)	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

C-COR Incorporated (Registrant)

/s/ DAVID A. WOODLE
Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 11th day of October 2007.

/s/ DAVID A. WOODLE
Director, Chairman

/s/ JAMES E. CARNES	/s/ STEVEN B. FINK
Director	Director

/s/ I.N. RENDALL HARPER, JR.	/s/ ANTHONY A. IBARGÜEN
Director	Director

/s/ JOHN J. OMLOR	/s/ RODNEY M. ROYSE
Director	Director

/s/ JAMES C. STALDER	/s/ JAMES J. TIETJEN
Director	Director

/s/ WILLIAM T. HANELLY	/s/ JOSEPH E. ZAVACKY
Chief Financial Officer, Secretary and Treasurer (principal financial officer)	Controller and Assistant Secretary (principal accounting officer)

EXHIBIT SCHEDULE

Exhibit No.	Document
31.1	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer (1)

31.2	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Financial Officer (1)

(1)	Filed herewith