Form 10-Q
period 2007-09-28
C-COR INC
filed 2007-11-06
CIK 350621

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the thirteen-week period ended: September 28, 2007

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

Common Stock, $.05 Par Value – 50,293,140 shares outstanding as of October 19, 2007.

C-COR Incorporated

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

C-COR Incorporated:

We have reviewed the condensed consolidated balance sheet of C-COR Incorporated and subsidiaries as of September 28, 2007, and the related condensed consolidated statements of operations and cash flows for the thirteen-week periods ended September 28, 2007 and September 29, 2006. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of C-COR Incorporated and subsidiaries as of June 29, 2007, and the related consolidated statements of operations, cash flows, and shareholders’ equity for the year then ended (not presented herein); and in our report dated September 11, 2007, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of June 29, 2007, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

Harrisburg, Pennsylvania
November 6, 2007

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

C-COR Incorporated

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	September 28, 2007	June 29, 2007
ASSETS
Current assets
Cash and cash equivalents	$60,968	$54,913
Restricted cash	4,404	2,563
Marketable securities	71,508	53,453
Accounts receivable	42,021	63,375
Unbilled receivables	1,890	2,268
Inventories	23,817	28,150
Deferred costs	9,116	8,476
Other current assets	4,415	4,935

Total current assets	218,139	218,133
Property, plant, and equipment, net	19,594	19,381
Goodwill	128,610	128,825
Other intangible assets, net	1,216	1,849
Deferred taxes	458	778
Other long-term assets	6,507	7,754

Total assets	$374,524	$376,720

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$18,553	$20,699
Accrued liabilities	23,649	31,291
Deferred revenue	28,074	32,534
Deferred taxes	194	219
Current portion of long-term debt	391	384

Total current liabilities	70,861	85,127
Long-term debt, less current portion	35,870	35,968
Deferred revenue	3,393	3,892
Deferred taxes	5,806	5,234
Other long-term liabilities	6,280	5,587

Total liabilities	122,210	135,808

Commitments and contingencies (See Note 14)
Shareholders’ equity
Preferred stock, no par value; authorized shares of 2,000,000; none issued	—	—
Common stock, $.05 par value; authorized shares of 100,000,000; issued shares of 53,934,050 at September 28, 2007 and 53,548,951 at June 29, 2007	2,697	2,677
Additional paid-in capital	406,010	400,185
Accumulated other comprehensive income	7,206	6,400
Accumulated deficit	(129,207)	(133,958)
Treasury stock at cost, 3,644,980 shares at September 28, 2007 and June 29, 2007	(34,392)	(34,392)

Total shareholders’ equity	252,314	240,912

Total liabilities and shareholders’ equity	$374,524	$376,720

See notes to condensed consolidated financial statements.

C-COR Incorporated

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Thirteen Weeks Ended
	September 28, 2007	September 29, 2006
Net sales:
Products	$51,999	$46,037
Content and operations management systems	19,006	12,744
Services	922	1,585

Total net sales	71,927	60,366

Cost of sales:
Products	31,966	29,201
Content and operations management systems	7,869	4,618
Services	906	974

Total cost of sales	40,741	34,793

Gross margin	31,186	25,573

Operating expenses:
Selling and administrative	17,024	14,397
Research and product development	8,681	7,200
Amortization of other intangibles	633	829
Loss on sale of product lines	—	245
Restructuring costs	205	400

Total operating expenses	26,543	23,071
Income from operations	4,643	2,502
Other income (expense), net:
Interest expense	(341)	(360)
Investment income	1,506	695
Foreign exchange gain	527	30
Other income, net	102	71

Income before income taxes	6,437	2,938
Income tax expense	911	764

Income from continuing operations	5,526	2,174
Discontinued operations, net of tax:
Loss from discontinued operations	(536)	(591)

Total discontinued operations, net of tax	(536)	(591)

Net income	$4,990	$1,583

Net income (loss) per share—basic:
Continuing operations	$0.11	$0.04
Discontinued operations	(0.01)	(0.01)

Net income	$0.10	$0.03

Net income (loss) per share—diluted:
Continuing operations	$0.11	$0.04
Discontinued operations	(0.01)	(0.01)

Net income	$0.10	$0.03

Weighted average common shares and common share equivalents:
Basic	50,229	48,048
Diluted	53,916	48,529

See notes to condensed consolidated financial statements.

C-COR Incorporated

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Thirteen Weeks Ended
	September 28, 2007	September 29, 2006
Operating Activities:
Net income	$4,990	$1,583
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	1,652	2,239
Stock-based compensation	2,811	1,056
Loss on sale of product line	—	245
Deferred income tax	643	666
Other, net	62	15
Changes in operating assets and liabilities, net of effect of acquisition and divestitures:
Receivables	21,754	(3,144)
Inventories	4,336	(248)
Accounts payable	(2,233)	(1,107)
Accrued liabilities and deferred revenue	(12,130)	6,142
Other	(9)	(2,441)

Net cash provided by operating activities	21,876	5,006

Investing Activities:
Purchase of property, plant, and equipment	(1,645)	(1,698)
Proceeds from sale and maturities of marketable securities and other investments	24,535	3,560
Purchase of marketable securities and other investments	(42,126)	(4,574)
Proceeds from the sale of product line	—	388

Net cash used in investing activities	(19,236)	(2,324)

Financing Activities:
Payment of debt and capital lease obligations	(92)	(77)
Proceeds from financing arrangements	—	447
Proceeds from issuance of common stock to employee stock purchase plan	28	16
Proceeds from exercise of stock options and stock warrants	3,005	784

Net cash provided by financing activities	2,941	1,170

Effect of exchange rate changes on cash	474	160

Increase in cash and cash equivalents	6,055	4,012
Cash and cash equivalents at beginning of period	54,913	44,658

Cash and cash equivalents at end of period	$60,968	$48,670

Supplemental cash flow information:
Non-cash investing and financing activities
Fair value adjustment of available-for-sale securities	$31	$22

See notes to condensed consolidated financial statements

C-COR Incorporated

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and, in the opinion of management of C-COR Incorporated (the Company), contain all adjustments (consisting only of normal, recurring adjustments except as noted) necessary to fairly present the Company’s consolidated financial position as of September 28, 2007 and the consolidated results of operations for the thirteen-week periods ended September 28, 2007 and September 29, 2006. Operating results for the thirteen-week period ended September 28, 2007 are not necessarily indicative of the results that may be expected for the year ending June 27, 2008 due to the cyclical nature of the industry in which the Company operates, timing of recognizing revenues from the sale of certain content and operations management systems, fluctuations in currencies related to intercompany foreign currency transactions where settlement is anticipated, and changes in overall conditions that could affect the carrying value of the Company’s assets and liabilities. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the fiscal year ended June 29, 2007 (fiscal year 2007).

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

On September 23, 2007, the Company entered into an Agreement and Plan of Merger with ARRIS Group, Inc. (“ARRIS”), pursuant to which the Company will merge with a subsidiary of ARRIS and become a wholly owned subsidiary of ARRIS (see Note 4).

2. DESCRIPTION OF BUSINESS

The Company is a global provider of integrated, end-to-end network solutions that include products, content and operations management systems, and professional services for two-way hybrid fiber coax broadband networks delivering video, voice, and data. The Company operates in one industry segment and is responsible for the development, management, production, deployment, support and sale of unified solutions for delivering voice, video and data services over complex networks for residential and business subscribers. The Company’s product categories are as follows:

•

Access products and services, includes network infrastructure products, including the Company’s amplitude modulation headend/hub optical platform and line of optical nodes, and a full offering of radio frequency amplifiers, as well as professional services for engineering, design, and deployment of advanced applications over broadband networks, including network design, network integration, and consulting to a variety of customers.

•

Content and operations management systems, includes software, hardware, and support for the delivery of video on demand and digital advertising as well as application-oriented, operational support software for managing bandwidth and resource utilization, network and service assurance, and mobile workforce automation.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and financial reporting policies of the Company are in conformity with U.S. generally accepted accounting principles. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Management has discussed the development and selection of the Company’s critical accounting estimates with the Audit Committee of the Company’s Board of Directors and the Audit Committee has reviewed the Company’s related disclosures. A detailed description of the Company’s significant accounting policies is set forth in the Notes to Consolidated Financial Statements in the Company’s Form 10-K for fiscal year 2007, and is supplemented by the information below.

On June 30, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 provides recognition criteria and a related measurement model for tax positions taken by companies. In accordance with FIN 48, a tax position is a position in a previously filed tax return or a position expected to be taken in a future tax filing that is reflected in measuring current or deferred income tax assets and liabilities. Tax positions are recognized only when it is more likely than not (likelihood of greater than 50%), based on technical merits, that the position will be sustained upon examination. Tax positions that meet the more likely than not threshold are measured using a probability weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement (see Note 13).

Reclassifications and Revisions

Certain prior year amounts have been reclassified to conform to current year consolidated financial statement presentation.

The June 30, 2006 consolidated balance sheet was previously revised to reflect a reclassification of $8,621 from cash and cash equivalents to marketable securities due to certain securities having an original maturity greater than three months. This revision affected the condensed consolidated statement of cash flows for the thirteen-week period ending September 29, 2006. This revision did not affect the consolidated statement of operations for the fiscal year ended June 30, 2006.

The impact of reclassifications and revisions on the previously issued condensed consolidated statements of cash flows was as follows:

	As reported	Adjustment	Adjusted Balance
Statement of cash flows for the thirteen-week period ended September 29, 2006:
Net cash provided by operating activities	$5,080	$(74)	$5,006
Net cash used in investing activities	(1,402)	(922)	(2,324)
Net cash provided by financing activities	723	447	1,170
Effect of exchange rate changes on cash	160	—	160

Increase (decrease) in cash and cash equivalents	$4,561	$(549)	$4,012
Cash and cash equivalents at beginning of period	53,279	(8,621)	44,658

Cash and cash equivalents at end of period	$57,840	$(9,170)	$48,670

Accounting Pronouncements

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

4. PLAN OF MERGER

On September 23, 2007, the Company entered into an Agreement and Plan of Merger (the “Agreement”) with ARRIS Group, Inc., a Delaware corporation (“ARRIS”), and Air Merger Subsidiary, Inc., a Delaware corporation and wholly owned subsidiary of ARRIS (“Merger Sub”), whereby the Company will merge with and into Merger Sub, with Merger Sub as the surviving corporation (the “Merger”). Each issued and outstanding shares of the Company’s common stock will be converted into the right to receive either $13.75 in cash or 0.9642 share of ARRIS common stock, subject to adjustment based on the average closing price of ARRIS’ common stock prior to the closing of the Merger. Shareholders may elect to receive cash, ARRIS common stock or a combination of cash and ARRIS common stock in exchange for their shares of C-COR stock. The actual aggregate consideration received by shareholders of the Company will be 51% cash and 49% ARRIS common stock and C-COR shareholder elections will be pro-rated if necessary. In addition, all outstanding options to acquire C-COR common stock, the vesting of which will accelerate as a result of the Merger, will be converted into the right to acquire shares of ARRIS common stock.

The stock component of the merger consideration is subject to adjustment in the event that the average closing price of ARRIS’ common stock for the ten trading-day period ending three trading days prior to the closing date of the Merger (the “Average Closing Price”) is less than $12.83 or more than $15.69, provided, however, that no further adjustments will be made in the event the Average Closing Price is less than $11.41 or more than $17.11. The adjustments to the merger consideration can be made, at ARRIS’ option and subject to certain restrictions, in cash, shares of ARRIS common stock, or a combination of both.

ARRIS and C-COR have each made customary representations, warranties and covenants in the Agreement, including, among others, covenants to conduct their businesses in the ordinary course between the execution of the Agreement and the consummation of the Merger. ARRIS also has agreed to name one nominee of C-COR to the ARRIS board of directors as soon as practicable after the Merger is complete. The Merger is subject to the approval of the shareholders of both ARRIS and C-COR, as well as the receipt of regulatory approvals, including clearance under the Hart-Scott-Rodino Act. On October 29, 2007, the Company announced that it has received early termination of the waiting period under the Hart-Scott Rodino Act. The Company has set November 7, 2007 as the record date and December 14, 2007 as the meeting date for the special meeting of its shareholders to approve the merger.

In addition to the customary termination provisions, the Agreement provides that either ARRIS or C-COR may terminate the Agreement in the event that the Average Closing Price is less than $11.41. Upon the termination of the Agreement under specified circumstances, ARRIS or C-COR, as the case may be, would be required to pay the other party a termination fee of $22,500. No termination fee would be payable by either party in the event that either party exercises their rights to terminate in the event that the Average Closing Price is less than $11.41.

5. DISCONTINUED OPERATIONS

During the fourth quarter of fiscal year 2007, the Company sold certain assets and liabilities of its field services operations, the operations of which were included as a component of the Company’s Network Services segment, to Source Broadband Solutions, LLC, a privately held business in Atlanta, Georgia. During the thirteen-week period ended September 28, 2007, the Company incurred a loss from discontinued operations of $536 primarily related to customer claims, restructuring costs, and certain employee costs during the period.

6. RESTRUCTURING COSTS

For the thirteen-week periods ended September 28, 2007 and September 29, 2006, restructuring costs by category for continuing operations were as follows:

	Thirteen Weeks Ended
	September 28, 2007	September 29, 2006
Employee severance and relocation benefits	$38	$104
Contractual obligations	167	296

Total restructuring costs	$205	$400

For the thirteen-week period ended September 28, 2007, the Company recorded $205 of restructuring charges in continuing operations, representing employee severance benefits and contractual obligations, including leased facility and equipment costs.

The following table provides detail on the activity and remaining restructuring accrual balance by category as of September 28, 2007:

	Restructuring Accrual at June 29, 2007	Continuing Operations Charges in Fiscal Year 2008	Discontinued Operations Charges in Fiscal Year 2008	Net Cash Paid	Restructuring Accrual at September 28, 2007
Employee severance and termination benefits	$210	$38	$—	$(220)	$28
Contractual obligations and other	958	167	12	(416)	721

Total	$1,168	$205	$12	$(636)	$749

Amounts accrued as of September 28, 2007 for employee severance and termination benefits will be paid out during the second quarter of fiscal year 2008.

Amounts related to contractual obligations relate to excess leased facilities and equipment, which will be paid over their remaining lease terms through 2014, unless terminated earlier.

7. INVENTORIES

Inventories as of September 28, 2007 and June 29, 2007 consisted of the following:

	September 28, 2007	June 29, 2007
Finished goods	$4,569	$7,646
Work-in-process	2,180	3,136
Raw materials	17,068	17,368

Total inventories	$23,817	$28,150

8. GOODWILL AND OTHER INTANGIBLE ASSETS

As of September 28, 2007 and June 29, 2007, goodwill was $128,610 and $128,825, respectively. During the thirteen-week period ended September 28, 2007, goodwill decreased $215, which consisted of a decrease of $234 related to utilization of net operating loss carryforwards, resulting in a reversal of valuation allowances associated with acquisitions, and an increase of $19 related to fluctuations in foreign currency exchange rates used to translate the goodwill related to foreign subsidiaries at the balance sheet date.

Other intangible assets as of September 28, 2007 and June 29, 2007 consisted of the following:

	September 28, 2007	June 29, 2007
Cost of intangibles:
Purchased technology	$13,412	$13,412
Customer relationships	5,010	5,010
Covenants not-to-compete	860	860
Patents and trademarks	1,200	1,200

Total cost of intangibles	20,482	20,482

Less accumulated amortization:
Purchased technology	(12,402)	(11,908)
Customer relationships	(4,804)	(4,665)
Covenants not-to-compete	(860)	(860)
Patents and trademarks	(1,200)	(1,200)

Total accumulated amortization	(19,266)	(18,633)

Total other intangible assets, net	$1,216	$1,849

9. LETTER OF CREDIT AGREEMENT

Effective November 1, 2007, the Company amended its credit agreement of November 5, 2004 (as amended, the “Credit Agreement”) with a bank for a $10,000 revolving letter of credit facility. Under the Credit Agreement, the $10,000 may be used solely for the issuance of letters of credit which must be fully cash collateralized at the time of issuance. The Company is required to maintain with the bank cash collateral of 102% of the amount that can be drawn on the issued letters of credit. This collateral can be drawn on upon the occurrence of any event of default under the Credit Agreement. The Credit Agreement contains standard event of default provisions, but no financial covenants. The Credit Agreement is committed through October 31, 2008. The applicable margin under the Credit Agreement is 0.65%, payable quarterly in arrears. In the event that a letter of credit is drawn upon, the interest rate for any unreimbursed drawing is the bank’s floating prime rate.

As of September 28, 2007, the aggregate amount of letters of credit issued under the Agreement was $3,608. A cash compensating balance of $4,296 (includes interest earned on account) was funded as of September 28, 2007 to secure the Company’s reimbursement obligation relating to the letters of credit (see Note 14).

10. ACCRUED LIABILITIES

Accrued liabilities as of September 28, 2007 and June 29, 2007 consisted of the following:

	September 28, 2007	June 29, 2007
Accrued vacation expense	$4,100	$4,169
Accrued salary expense	2,793	2,362
Accrued incentive compensation expense	1,283	5,607
Accrued employee benefit expense	569	932
Accrued sales tax expense	964	701
Accrued warranty expense	5,603	5,500
Accrued workers’ compensation expense	598	663
Accrued restructuring costs	749	1,168
Accrued income taxes payable	237	915
Accrued other	6,753	9,274

	$23,649	$31,291

11. INCOME PER SHARE FROM CONTINUING OPERATIONS

Basic income per share from continuing operations is computed by dividing income from continuing operations by the weighted average number of common shares outstanding. Diluted income from continuing operations per share is computed by dividing income from continuing operations by the weighted average number of common shares outstanding and potential common shares outstanding. Potential common shares result from the assumed exercise of outstanding stock options and warrants having a dilutive effect calculated under the treasury stock method using the average market price for the period and from the potential conversion of the Company’s 3.5% senior unsecured convertible notes, calculated under the if-converted method. In addition, in computing the dilutive effect of the convertible notes, the income from continuing operations is adjusted to add back the after-tax amount of interest and amortized debt issuance costs recognized in the period associated with the senior unsecured convertible notes. Any potential shares that are antidilutive are excluded from the effect of dilutive securities.

Income per share from continuing operations is calculated as follows:

	Thirteen Weeks Ended
	September 28, 2007	September 29, 2006
Basic income per share from continuing operations:
Income from continuing operations	$5,526	$2,174

Weighted average common shares outstanding	50,229,304	48,047,973
Basic income per share from continuing operations	$0.11	$0.04
Diluted income from continuing operations per share:
Income from continuing operations	$5,526	$2,174
Interest and expense related to 3.5% senior unsecured convertible debt	306	—

Income for purposes of computing diluted income per share from continuing operations	$5,832	$2,174

Weighted average common shares outstanding	50,229,304	48,047,973
Plus effect of:
Stock options and warrants	848,229	480,721
3.5% senior unsecured convertible debt	2,838,168	—

Weighted average common shares and common share equivalents	53,915,701	48,528,694

Diluted income per share from continuing operations:	$0.11	$0.04

For the thirteen-week periods ended September 28, 2007 and September 29, 2006, total potential common shares of 3,841,197 and 6,143,852, respectively, were excluded from the diluted income per share from continuing operations calculation because they were antidilutive.

12. COMPREHENSIVE INCOME

The components of accumulated other comprehensive income, net of tax, if applicable, are as follows:

	September 28, 2007	June 29, 2007
Unrealized gain on marketable securities	$41	$10
Foreign currency translation gain	7,165	6,390

Accumulated other comprehensive income	$7,206	$6,400

The components of comprehensive income for the thirteen-week periods ended September 28, 2007 and September 29, 2006 are as follows:

	Thirteen Weeks Ended
	September 28, 2007	September 29, 2006
Net income	$4,990	$1,583
Other comprehensive income:
Unrealized gain on marketable securities	31	22
Foreign currency translation gain	775	296

Other comprehensive income	806	318

Comprehensive income	$5,796	$1,901

The Company accounts for certain intercompany loans that are denominated in foreign currencies as being permanent in nature, as settlement is not planned or anticipated in the foreseeable future. As such, foreign currency translation gains and losses related to these loans are excluded from net income and reported as a component of other comprehensive income (loss).

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

As a result of cumulative losses the Company incurred in prior years, management previously recorded a valuation allowance against deferred tax assets. The Company expects to maintain the valuation allowance on deferred tax assets until it can sustain a level of profitability in the applicable tax jurisdictions that demonstrates its ability to utilize these assets. As of September 28, 2007, a valuation allowance on substantially all of the deferred tax assets remains, except in certain foreign jurisdictions where the Company has been consistently profitable.

Income tax expense for the thirteen-week period ended September 28, 2007 arose primarily from the following: recognition of additional valuation allowance, current taxes paid or payable for state and foreign income tax in those jurisdictions where offsetting loss carryforwards are not available or are limited, and from a decrease in valuation allowance due to the utilization of acquired net operating loss carryforwards for which the tax benefit is recorded as a decrease in goodwill.

Effect of Recently Issued Accounting Standards

On June 30, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 provides recognition criteria and a related measurement model for tax positions taken by companies. In accordance with FIN 48, a tax position is a position in a previously filed tax return or a position expected to be taken in a future tax filing that is reflected in measuring current or deferred income tax assets and liabilities. Tax positions are recognized only when it is more likely than not (likelihood of greater than 50%), based on technical merits, that the position will be sustained upon examination. Tax positions that meet the more likely than not threshold are measured using a probability weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement.

The total amount of unrecognized tax benefits including interest and penalties, as of the date of adoption, was $4,242, of which $4,005 had been previously reserved under FASB Statement 5 and FASB Statement No. 109, prior to adoption of FIN 48. As a result of the implementation of FIN 48, the Company recognized a $237 increase in the liability, which was primarily related to an accrual for potential interest and penalties not previously accrued. The increase of $237 was accounted for as a reduction to retained earnings and a $159 increase to the non current tax liability, and a $78 increase was recorded as a current tax liability as it relates to anticipated audit settlements. In addition, there was a reduction of deferred tax assets and the corresponding valuation allowance of $4,005, which was reclassified to comply with FIN 48.

Included in the balance of unrecognized tax benefits at June 30, 2007, was $357 of tax benefits that, if recognized, would impact the effective tax rate. With regard to the unrecognized tax benefits at June 30, 2007, the Company believes that it is reasonably possible that such unrecognized tax benefits may decrease by $614 in the next 12 months due to anticipated audit settlements, the expiration of statutes of limitations, and other events.

The Company classifies interest and penalties related to unrecognized tax benefits in tax expense. The Company had $190 interest and penalties accrued at June 30, 2007. For the quarter ended September 28, 2007, there was no material change to the unrecognized tax benefits or the accrued interest and penalties.

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. With no material exceptions, the Company is no longer subject to U.S. federal, state, local or foreign examinations by tax authorities for years before 2002.

14. COMMITMENTS AND CONTINGENCIES

Letters of Credit and Bank Guarantees:

The Company has outstanding letters of credit and bank guarantees which are collateralized by restricted cash. As of September 28, 2007, the commitments and restricted cash associated with outstanding letters of credit and bank guarantees were as follows:

	As of September 28, 2007
	Outstanding Commitments	Restricted Cash
Letters of credit issued under Credit Agreement (see Note 9)	$3,608	$4,296
Other letters of credit and bank guarantees	760	769

Total	$4,368	$5,065

Restricted cash reflected in condensed consolidated balance sheet as:
Restricted cash (current, as terms of commitment less than 12-months)		$4,404
Other long-term assets		661

Total		$5,065

15. GUARANTEES

As of September 28, 2007, the Company did not have any outstanding guarantees, except for product warranties. The Company warrants its products against defects in materials and workmanship, generally for one to five years depending upon product lines and geographic regions. A provision for estimated future costs related to warranty activities is recorded when the product is shipped, based upon historical experience of product failure rates and historical costs incurred in correcting product failures. In addition, from time to time, the recorded amount is adjusted for specifically identified warranty exposures when unforeseen technical problems arise.

Changes in the Company’s warranty liability during the thirteen-week period ended September 28, 2007 is as follows:

Balance as of June 29, 2007	$5,500
Warranties issued during the period	528
Settlements made during the period	(327)
Changes in the liability for pre-existing warranties during the period	(98)

Balance as of September 28, 2007	$5,603

In the normal course of business, the Company is party to certain off-balance sheet arrangements, including indemnification obligations and financial instruments with off-balance sheet risk, such as bank letters of credit (see Notes 9 and 14).

The Company licenses software to its customers under written agreements. Each agreement contains the relevant terms of the contractual arrangement with the customer, and generally includes provisions for indemnifying the customer against losses, expenses, and liabilities from damages that may be awarded against the customer in the event the software is found to infringe upon certain intellectual property rights of a third party. Each agreement generally limits the scope of and remedies for such indemnification obligations in a variety of industry-standard respects. The Company has not identified any losses that are probable under these provisions and, accordingly, no liability related to these indemnification provisions has been recorded.

16. GAIN ON LITIGATION JUDGMENT

On April 20, 2006, the Company received a payment of $8,021 as a settlement resulting from litigation against SeaChange International, Inc. for patent infringement. The award included damages, enhanced damages, interest and a percentage of attorney fees. Portions of the award were subject to contractual agreements with two third parties that provided for payment to each third party of a portion of the award amount. The Company recorded a gain of $1,238, net of a recovery of attorney fees of $407, from the distribution as a component of other income in its consolidated statement of operations during the fourth quarter of its fiscal year ended June 30, 2006. An initial distribution of a portion of the award was made to one of the third parties on June 30, 2006 in the amount of $3,168. On September 28, 2007, a payment was made by the Company to the other third-party in the amount of $3,200 as final distribution of the funds received in the litigation judgment. The Company recorded an additional gain of $8 as of September 28, 2007.

17. LITIGATION AND PENDING OR THREATENED LITIGATION

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

To date, no suit has been commenced by the Trust and the Company has requested documents supporting the Trust’s position which have not yet been provided. In the event suit is commenced, the Company intends to contest the case vigorously; however, it cannot be sure that it would be successful in its defense. The Company understands that a similar letter was received by other Adelphia suppliers and we may seek to enter into a joint defense agreement to share legal expenses if a suit is commenced. No estimate can be made of the possible range of loss, if any, associated with a resolution of these assertions, and, accordingly, the Company has not recorded a liability as of September 28, 2007. An unfavorable outcome of this matter could have a material adverse effect on the Company’s business, financial position and results of operations.

From time to time, the Company is a party to litigation and pending or threatened litigation that arise in the ordinary course of business. In the opinion of management, the ultimate resolution of these matters will not have a material effect on the Company’s business, its financial position or its results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Conditio n and Results of Operations

General

The following discussion addresses the financial condition of C-COR Incorporated (“C-COR”) as of September 28, 2007, and the results of our operations for the thirteen-week period ended September 28, 2007, compared to the same period of the prior fiscal year. This discussion should be read in conjunction with the Management’s Discussion and Analysis section for the fiscal year ended June 29, 2007, included in the Company’s Annual Report on Form 10-K.

Disclosure Regarding Forward-Looking Statements

Some of the information presented in this report contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, among others, the possibility that the pending merger with ARRIS Group, Inc. will not be consummated, our ability to develop and expand our product offerings, our continued investment in research and product development, fluctuations in network upgrade activity and the level of future network upgrade activity, both domestically and internationally, future capital spending in European markets being driven by upgrades made by telecommunication providers to their networks in response to increased competition for enhanced broadband services, fluctuations in the global demand for our products, content and operations management systems, and services, demand for our product line offerings in international markets, the effect of revenue levels in general, sales mix, competitive pricing, the timing of new product introductions and the timing of deployments of our content management and operational support software systems on our future overall gross margin, our expectation to maintain valuation allowances related to net tax benefits arising from temporary differences and operating loss carryforwards, our intention to continue our initiatives to achieve cost-effective operations, the adequacy of our cash and cash equivalent balances and our marketable securities to cover our operating cash requirements over the next 24 months, statements relating to our business strategy and the effect of accounting pronouncements required to be adopted by the Company. Forward-looking statements represent our judgment regarding future events. Although we believe we have a reasonable basis for these forward-looking statements, we cannot guarantee their accuracy and actual results may differ materially from those anticipated due to a number of known and unknown uncertainties. Factors that could cause actual results to differ from expectations include, among others, capital spending patterns of the communications industry, our ability to develop new and enhanced products, the timing for scheduled completion of certain projects and customer acceptance requirements, continued industry consolidation, the development of competing technologies, the effect of increased competition from satellite providers and telephone companies on the capital spending budgets of our cable customers, changes in the credit profiles of major customers that would lead us to restrict new orders of products and services or record an increase in the allowance for doubtful accounts, timing of recognizing software revenues, changes in our sales mix, the effect of competitive pricing, an impairment of goodwill recorded on our balance sheet, the success of our initiatives to achieve cost-effective operations, our ability to convert our backlog into sales, and our ability to achieve our strategic objectives. For additional information concerning these and other important factors that may cause our actual results to differ materially from expectations and underlying assumptions, please refer to the reports filed by us with the Securities and Exchange Commission.

Plan of Merger

On September 23, 2007, we entered into an Agreement and Plan of Merger (the “Agreement”) with ARRIS Group, Inc., a Delaware corporation (“ARRIS”), and Air Merger Subsidiary, Inc., a Delaware corporation and wholly owned subsidiary of ARRIS (“Merger Sub”), whereby the Company will merge with and into Merger Sub, with Merger Sub as the surviving corporation (the “Merger”). Each issued and outstanding share of our common stock will be converted into the right to receive either $13.75 in cash or 0.9642 share of ARRIS common stock, subject to adjustment based on the average closing price of ARRIS’ common stock prior to the closing of the Merger. Shareholders may elect to receive cash, ARRIS common stock or a combination of cash and ARRIS common stock in exchange for their shares of C-COR stock. The actual aggregate consideration received by shareholders of the Company will be 51% cash and 49% ARRIS common stock and C-COR shareholder elections will be pro-rated if necessary. In addition, all outstanding options to acquire our common stock, the vesting of which will accelerate as a result of the Merger, will be converted into the right to acquire shares of ARRIS common stock.

The stock component of the merger consideration is subject to adjustment in the event that the average closing price of ARRIS’ common stock for the ten trading-day period ending three trading days prior to the closing date of the Merger (the “Average Closing Price”) is less than $12.83 or more than $15.69, provided, however, that no further adjustments will be made in the event the Average Closing Price is less than $11.41 or more than $17.11. The adjustments to the merger consideration can be made, at ARRIS’ option and subject to certain restrictions, in cash, shares of ARRIS common stock, or a combination of both.

ARRIS and C-COR have each made customary representations, warranties and covenants in the Agreement, including, among others, covenants to conduct their businesses in the ordinary course between the execution of the Agreement and the consummation of the Merger. ARRIS also has agreed to name one nominee of C-COR to the ARRIS board of directors as soon as practicable after the Merger is complete. The Merger is subject to the approval of the shareholders of both ARRIS and C-COR, as well as the receipt of regulatory approvals, including clearance under the Hart-Scott-Rodino Act. On October 29, 2007, we announced that we had received early termination of the waiting period under the Hart-Scott Rodino Act. We have set November 7, 2007 as the record date and December 14, 2007 as the meeting date for the special meeting of its shareholders to approve the merger.

In addition to the customary termination provisions, the Agreement provides that either ARRIS or C-COR may terminate the Agreement in the event that the Average Closing Price is less than $11.41. Upon the termination of the Agreement under specified circumstances, ARRIS or C-COR, as the case may be, would be required to pay the other party a termination fee of $22.5 million. No termination fee would be payable by either party in the event that either party exercises their rights to terminate in the event that the Average Closing Price is less than $11.41.

Business Overview

We are a global provider of integrated, end-to-end network solutions that include products, content and operations management systems, and professional services for two-way hybrid fiber coax broadband networks delivering video, voice, and data. Prior to fiscal year 2008, we reported our results of operations based upon two operating segments; Broadband Systems Solutions and Network Services. During the fourth quarter of fiscal year 2007, the Company sold certain assets and liabilities related to the Company’s field services business which was a component of its Network Services business segment. The field services operations are classified as discontinued operations.

As a result, beginning in fiscal year 2008, we operate in one industry segment. Our product categories are as follows:

•

Access products and services, include network infrastructure products, including the Company’s amplitude modulation headend/hub optical platform and line of optical nodes, and a full offering of radio frequency amplifiers, as well as related professional services for engineering, design, and deployment of advanced applications over broadband networks, including network design, network integration, and consulting to a variety of customers.

•

Content and operations management systems, include software, hardware, and support for the delivery of video on demand and digital advertising as well as application-oriented, operational support software for managing bandwidth and resource utilization, network and service assurance, and mobile workforce automation.

Net sales for the thirteen-week period ended September 28, 2007 were $71.9 million, an increase of 19% over the $60.4 million recorded in the same period of the prior year, reflecting higher revenues from the sale of both access products and content and operations management systems. Our largest customers during the quarter were Time Warner Cable and Comcast accounting for 34% and 12%, respectively, of net sales. International customers accounted for 25% of net sales. Gross margins were 43.4% during the thirteen-week period ended September 28, 2007, compared to gross margins of 42.4% for the same period of the prior year. Gross margins increased during the quarter for Access, and were partially offset by a decline in Solutions gross margins during the period compared to the same period a year ago. Selling and administrative expense as a percentage of sales was 23.6% for the thirteen-week period ended September 28, 2007, compared to 23.8% for the same period of the prior year. Research and product development costs as a percent of sales were 12.1% for the thirteen-week period ended September 28, 2007, compared to 11.9% for the same period of the prior year.

At September 28, 2007, we had recorded $128.6 million of goodwill and $1.2 million of other intangible assets, net. While goodwill is no longer amortized, we are required to assess whether goodwill is impaired at least annually and more frequently if circumstances warrant. In the future, if an impairment of goodwill is indicated, it could result in a substantial charge to earnings, which would have a material adverse effect on our results of operation and financial position in the period in which such impairment is recorded.

Results of Operations

The Company’s condensed consolidated results of continuing operations for the thirteen-week periods ended September 28, 2007 and September 29, 2006 as a percentage of net sales are as follows:

	Percentages of Net Sales Thirteen Weeks Ended
	September 28, 2007	September 29, 2006
Net sales:
Products	72.3%	76.3%
Content and operations management systems	26.4	21.1
Services	1.3	2.6

Total net sales	100.0	100.0

Cost of sales:
Products	44.4	48.4
Content and operations management systems	10.9	7.6
Services	1.3	1.6

Total cost of sales	56.6	57.6

Gross margin	43.4	42.4

Operating expenses:
Selling and administrative	23.6	23.8
Research and product development	12.1	11.9
Amortization of intangibles	0.9	1.4
Loss on sale of product line	—	0.4
Restructuring costs	0.3	0.7

Total operating expenses	36.9	38.2

Income from operations	6.5	4.2

Other income (expense), net:
Interest expense	(0.5)	(0.6)
Investment income	2.1	1.2
Foreign exchange gain	0.7	0.0
Other income, net	0.1	0.1

Income before income taxes	8.9	4.9
Income tax expense	1.2	1.3

Income from continuing operations	7.7%	3.6%

The tables below set forth our net sales for the thirteen-week periods ended September 28, 2007 and September 29, 2006, for each of our product categories.

	Thirteen Weeks Ended
	(in millions of dollars)
	September 28, 2007		Change from Prior Period	September 29, 2006
Product Category	Net Sales	%	%	Net Sales	%
Access products and services	$52.9	74	11	$47.7	79
Content and operations management systems	19.0	26	50	12.7	21

Consolidated	$71.9	100	19	$60.4	100

The table below sets forth our net sales for the thirteen-week periods ended September 28, 2007 and September 29, 2006 by geographic region.

	Thirteen Weeks Ended
	(in millions of dollars)
	September 28, 2007		Change from Prior Period	September 29, 2006
Geographic Region	Net Sales	%	%	Net Sales	%
United States	$54.0	75	13	$47.7	79
Europe	10.4	14	30	8.0	14
Asia	2.8	4	33	2.1	3
Canada	1.4	2	180.5		1
Latin America	3.3	5	57	2.1	3

Consolidated	$71.9	100	19	$60.4	100

Net Sales. Net sales increased 19% for the thirteen-week period ended September 28, 2007, compared to the same period of the prior year. The higher revenues for the thirteen-week period resulted primarily from increased sales of both access products and content and operations management systems. These increases were partially offset by a decline in revenue from technical services.

Sales of access products and services increased 11% for the thirteen-week period ended September 28, 2007, compared to the same period of the prior year. Sales of access products increased as a result of upgrade requirements of Time Warner and Comcast, as well as certain other domestic customers. We believe the increased revenues for access products in general, relate to upgrades by domestic cable operators to expand system bandwidth requirements in order to provide enhanced broadband services, including high definition television, high-speed Internet, voice over Internet, voice over Internet Protocol, digital video, and interactive and on demand video services. Sales of access products to international customers increased during the thirteen-week period ended September 28, 2007, primarily in Europe, Latin America, and Asia. Sales of content and operations management systems increased 50% for the thirteen week-period ended September 28, 2007, due primarily to higher sales to Charter and Time Warner, as well as sales to international customers, primarily in Latin America and Europe. Our content and operations management systems revenues are derived from sales under multiple element arrangements whereby revenues are recognized using the completed contract method of accounting or, in some cases, are recognized ratably over the delivery period. As a result, systems revenues are affected by the timing of new orders and customer acceptance requirements. Software license and associated professional services revenue for our mobile workforce software product line is recognized using the percentage of completion method of accounting due to our ability to reliably estimate contract costs at the inception of the contracts.

Domestic sales increased 13% for the thirteen-week period ended September 28, 2007, compared to the same period of the prior year, primarily driven by an increase in content and operations management systems sales with Charter and Time Warner, as well as an increase in sales of access products with Time Warner and Comcast, which where partially offset by lower access product sales to Cox Communications in the period.

International sales increased 41% for the thirteen-week period ended September 28, 2007, compared to the same period of the prior year. The increase in the quarter was primarily a result of an increase in access products sales in Europe, Latin America, and Asia, as well as an increase in content and operations management systems sales primarily in Latin America and Europe. We believe that future capital spending in European markets will be primarily driven by increased competition for enhanced broadband services requiring telecommunication providers to upgrade their networks to support these enhanced services. We expect demand for our product line offerings in international markets will continue to be highly variable. The international markets represent distinct markets in which capital spending decisions for access products and content and operations management systems are affected by a variety of factors, including access to financing and general economic conditions.

Backlog: The table below sets forth our backlog by product category as of September 28, 2007 compared to June 29, 2007:

Backlog as of September 28, 2007:	(in millions of dollars)
Product Category	12-month backlog	Greater than 12-month backlog	Total Backlog	% of Total
Access products and services	$22.4	$—	$22.4	28
Content and operations management systems	42.5	16.4	58.9	72

Total contract backlog	$64.9	$16.4	$81.3	100

% of total	80	20	100

Backlog as of June 29, 2007:	(in millions of dollars)
Product Category	12-month backlog	Greater than 12-month backlog	Total Backlog	% of Total
Access products and services	$31.0	$—	$31.0	34
Content and operations management systems	43.0	18.3	61.3	66

Total contract backlog	$74.0	$18.3	$92.3	100

% of total	80	20	100

Our total contract backlog is defined as the revenue we expect to generate in future periods from existing customer contracts. Our 12-month backlog is defined as the revenue we expect to generate from customer contracts over the next 12 months. The majority of orders in backlog for Access products and services typically result in revenue over the next six months. Content and operations management systems orders include software license fees, maintenance fees, systems and services specified in executed contracts, for which the timing of revenue can be affected by both contract performance and the application of accounting principles to the specific terms of the contract, typically resulting in the recognition of revenues over longer periods. As a result, a portion of our content and operations management systems backlog is expected to generate revenues in periods that extend beyond the next 12 months.

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

Gross Margin. The following table sets forth our gross margins by product category during the thirteen-week period ended September 28, 2007 compared to the same period of the prior year.

	Thirteen Weeks Ended
Product Category	September 28, 2007 Gross Margin %	Change Points	September 29, 2006 Gross Margin %
Access products and services	37.9	1.3	36.6
Content and operations management systems	58.6	(5.2)	63.8
Consolidated	43.4	1.0	42.4

Consolidated gross margins were 43.4% for the thirteen-week period ended September 28, 2007, compared to 42.4% for the same period of the prior year. Gross margins of access products and services increased for the thirteen-week period ended September 28, 2007, as a result of higher volumes and changes in sales mix during the periods. Gross margins of content and operations management systems declined for the thirteen-week period ended September 28, 2007 due primarily to lower sales volume of operational support software systems sales. We anticipate that our future gross margins will continue to be affected by many factors, including revenue levels in general, sales mix, competitive pricing pressures, the timing of new product introductions and the timing of deployments for certain of our content management and operational support software solutions.

Selling and Administrative. Selling and administrative expenses were $17.0 million for the thirteen-week period ended September 28, 2007 compared to $14.4 million for the same period of the prior year. Selling and administrative expenses increased 18% for the thirteen-week period ended September 28, 2007, primarily as a result of higher stock-based compensation expense and $1.2 million of transaction costs related to the proposed merger with ARRIS. Selling and administrative expense remained relatively flat as a percent of sales at 23.6% for the thirteen-week period ended September 28, 2007, compared to 23.8% for the same period of the prior year.

Research and Product Development. Research and product development expenses were $8.7 million for the thirteen-week period ended September 28, 2007, compared to $7.2 million for the same period of the prior year. Research and product development expenses increased 21% for the thirteen-week period ended September 28, 2007, due to higher personnel costs and higher stock-based compensation expense. Our research and product development expenses consist primarily of the compensation of development personnel, depreciation of development and test equipment, project expenses to support product development initiatives, and program services. We believe sustained commitment to product development efforts will be required for us to remain competitive, and anticipate continuing investments in research and product development in future periods related to network infrastructure products and content and operations management systems.

Interest Expense and Investment Income. Interest expense was $341,000 for the thirteen-week period ended September 28, 2007, compared to $360,000 for the same period of the prior year. The decrease in interest expense resulted primarily from lower financing costs associated with certain software license purchases.

Investment income was $1.5 million for the thirteen-week period ended September 28, 2007, compared to $695,000 for the same period of the prior year. The increase in investment income was a result of a higher average investment balance and improved investment returns during the period.

Income Tax Expense. Income tax expense was $911,000 for the thirteen-week period ended September 28, 2007, compared to $764,000 for the same period of the prior year. Income tax expense for the thirteen-week period ended September 28, 2007 arose primarily from the following: recognition of additional valuation allowance, current taxes paid or payable for state and foreign income tax in those jurisdictions where offsetting loss carryforwards are not available or are limited, and from a decrease in valuation allowance due to the utilization of acquired net operating loss carryforwards for which the tax benefit is recorded as a decrease in goodwill.

Liquidity and Capital Resources

	September 28, 2007	June 29, 2007
	(In millions of dollars)
Balance sheet data (at period end)
Cash and cash equivalents	$61.0	$54.9
Marketable securities	71.5	53.5

	Thirteen Weeks Ended
	September 28, 2007	September 29, 2006
	(In millions of dollars)
Statements of cash flows data:
Net cash provided by operating activities	$21.9	$5.0
Net cash provided used in investing activities	(19.2)	(2.3)
Net cash provided by financing activities	2.9	1.2

The aggregate of our cash and cash equivalents and marketable securities increased $24.1 million as of September 28, 2007, primarily as a result of positive cash flow generated from operations during the thirteen-week period. Working capital was $147.3 million at September 28, 2007 compared to $133.0 million at June 29, 2007.

As of September 28, 2007, we had total restricted cash of $5.1 million. Restricted cash relates to commitments under the terms of our letter of credit agreement with a bank, where we are required to maintain cash collateral of 102% of the amount that can be drawn on issued letters of credit, as well as bank guarantees associated with certain vendor obligations. The restricted cash balances are classified in the condensed consolidated balance sheet as either current or long-term, depending upon the expiration term associated with the commitment (see Note 14).

Net cash provided by operating activities was $21.9 million for the thirteen-week period ended September 28, 2007, compared to $5.0 million for the same period of the prior year. The major reason for the increase in cash generated from operating activities in the period was the reduction of accounts receivables, including collections associated with our field services business that was sold as of June 29, 2007. Other major elements of cash provided by operations for the thirteen- week period ended September 28, 2007 include net income for the period of $5.0 million, which is adjusted for non-cash items such as depreciation and amortization and stock-based compensation, and a decrease of $4.3 million in inventory due to lower purchases and the consumption of on-hand inventories during the period. These changes were partially offset by decreases in accounts payables and accrued liabilities, which resulted primarily from a $3.2 million payout to a third-party for a portion of proceeds received on a litigation judgment and $5.6 million related to payout of incentive compensation accrued as of June 29, 2007, for which payments were made during the period.

Net cash used in investing activities was $19.2 million for the thirteen-week period ended September 28, 2007, compared to $2.3 million for the same period of the prior year. The cash used in investing activities during the thirteen-week period was primarily comprised of $42.1 million for the purchase of marketable securities and $1.6 million for the purchase of property, plant and equipment, which were offset by proceeds from sale and maturities of marketable securities of $24.5 million. The cash used in investing activities during the same period of the prior year was $1.7 million for the purchase of property, plant and equipment and $4.6 million for the purchase of marketable securities, which were offset by proceeds from maturities of marketable securities of $3.6 million and $388,000 cash proceeds from the sale of a product line.

Net cash provided by financing activities was $2.9 million for the thirteen-week period ended September 28, 2007, compared to $1.2 million for the same period of the prior year. Cash provided by financing activities during the thirteen-week period ended September 28, 2007, resulted primarily from proceeds from the exercise of stock options, which were partially offset by debt and capital lease payments. The cash provided by financing activities during the same period of the prior year were primarily from proceeds from the exercise of stock options, as well as $447,000 of proceeds received from financing arrangements, which were offset by debt and capital lease payments.

On November 1, 2007, we amended our credit agreement of November 5, 2004 (as amended, the “ Credit Agreement”) with a bank for a $10 million revolving letter of credit facility. Under the Credit Agreement, the $10 million may be used solely for the issuance of letters of credit which must be fully cash collateralized at the time of issuance. We are required to maintain with the bank cash collateral of 102% of the amount that can be drawn on the issued letters of credit. This collateral can be drawn on upon the occurrence of any event of default under the Credit Agreement. The Credit Agreement contains standard event of default provisions, but no financial covenants. The Credit Agreement is committed through October 31, 2008. The applicable margin under the Credit Agreement is 0.65%, payable quarterly in arrears. In the event that a letter of credit is drawn upon, the interest rate for any unreimbursed drawing is the bank’s floating prime rate.

Working Capital Outlook

Our main source of liquidity is our unrestricted cash on hand and marketable securities.

Our $35.0 million aggregate principal amount of notes, issued in December 2004, requires semi-annual interest payments at an annual rate of 3.5% on June 30 and December 30. The notes mature on December 30, 2009. As of September 28, 2007, we had a restructuring accrual of $749,000 related primarily to contractual obligations for leased facilities and equipment, which will be paid over the respective lease terms through 2014, unless terminated earlier. As of September 28, 2007, we had accrued $1.3 million associated with employee incentive compensation under the Company’s Fiscal Year 2008 Profit Incentive Plan which is expected to be paid in the third quarter of fiscal year 2008.

Taking into account the fixed charges associated with our long-term debt obligations, restructuring accruals, and employee incentive compensation payments, we believe remaining cash and cash equivalents balances, and our marketable securities will be adequate to cover our operating cash requirements over the next 24 months. However, we may find it necessary or desirable to seek financing to support our capital needs and provide funds for additional strategic initiatives. Accordingly, this may require third-party financing or equity-based financing, such as issuance of common stock, preferred stock, or subordinated convertible debt securities and warrants, which would be dilutive to existing shareholders. We do not currently have any committed lines of credit or other available credit facilities that could be utilized for capital requirements, and it is uncertain whether such facilities could be obtained in sufficient amounts or on acceptable terms.

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

There have been no material changes to the Company’s exposure to market risk since June 29, 2007.

Item 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures

Our chief executive officer and our chief financial officer have evaluated the effectiveness of our disclosure controls and procedures related to our reporting and disclosure obligations as of September 28, 2007, which is the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective.

(b) Changes in Internal Control over Financial Reporting

There were no changes that occurred during the fiscal quarter ended September 28, 2007 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

Since the filing of the Company’s Annual Report on Form 10-K for the year ended June 29, 2007, the Company announced its entry into the merger agreement with ARRIS pursuant to which it will merge with a subsidiary of ARRIS and become a wholly owned subsidiary of ARRIS. The Company’s business involves numerous risks, many of which are beyond our control. The following is a description of certain additional risks related to the proposed merger. For additional information about factors that may affect our business, see Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the risk factors set forth in our Annual Report on Form 10-K for the year ended June 29, 2007. For additional information about the factors that affect, or be affected by, the proposed merger with ARRIS, see the preliminary proxy statement filed by the Company on October 15, 2007.

Because the market price of ARRIS common stock will fluctuate, C-COR shareholders cannot be sure of the market value of the ARRIS common stock that they will receive in the merger.

Upon completion of the merger, approximately 49% of the outstanding shares of C-COR common stock will be converted into shares of ARRIS common stock. The ratio at which those shares will be converted will only be adjusted if the average closing price of ARRIS’ common stock is less than $12.83 or more than $15.69. However, even in such event, the adjustments to the exchange ratio are limited and, in the case of a decline in the price of ARRIS’ stock, will not provide C-COR shareholders receiving ARRIS common stock the same value for such shares as was contemplated when the merger agreement was signed. Accordingly, the market value of the ARRIS common stock that C-COR shareholders will be entitled to receive upon completion of the merger will depend on the market value of ARRIS common stock at the time of the completion of the merger and could vary significantly from the market value on the date of this joint proxy statement/prospectus or the dates of the ARRIS and C-COR special meetings. The market value of the ARRIS common stock that C-COR shareholders will be entitled to receive in the merger also will continue to fluctuate after the completion of the merger.

Such variations could be the result of changes in the business, operations, or prospects of ARRIS or C-COR before the merger, or the combined company following the merger, market assessments of the likelihood that the merger will be completed or the timing of the completion of the merger, regulatory considerations, general market and economic conditions, and other factors both within and beyond the control of ARRIS and C-COR. Because the date that the merger is completed could be later than the date of the ARRIS and C-COR special meetings, at the time of the special meetings C-COR shareholders may not know with certainty the value of the shares of ARRIS common stock that they will receive upon completion of the merger.

ARRIS and C-COR may elect to proceed with the merger even if the average closing price of the ARRIS common stock is less than $11.41.

Under the merger agreement, either ARRIS or C-COR may terminate the merger agreement in the event that the average closing price of ARRIS’ common stock is less than $11.41. However, termination of the merger agreement in such circumstance is at the discretion of the boards of directors of ARRIS and C-COR and no assurance can be provided that either ARRIS or C-COR will terminate the merger agreement in such circumstance. If the average closing price of ARRIS’ common stock is less than $11.41, the boards of directors of ARRIS and C-COR may still determine that the merger remains in the best interests of their respective companies and shareholders and, therefore, elect to proceed with the merger. In that event, under the terms of the merger agreement, no further adjustment will be made to the exchange ratio for the stock consideration and, as a result, the value of the ARRIS shares a C-COR shareholder receives in the merger could be significantly lower than the value of those shares at the time the merger agreement was signed or at the time of either the ARRIS meeting or the C-COR meeting.

The pendency of the merger could materially adversely affect the future business and operations of ARRIS and C-COR.

In connection with the pending merger, some customers of ARRIS and C-COR may delay or defer decisions, which could negatively impact revenues, earnings, and cash flows of ARRIS and C-COR, as well as the market prices of ARRIS common stock and C-COR common stock, regardless of whether the merger is completed. Similarly, current and prospective employees of ARRIS and C-COR may experience uncertainty about their future roles with the combined company following the merger, which may materially adversely affect the ability of ARRIS and C-COR to attract and retain key management, sales, marketing, technical, and other personnel.

Directors and executive officers of C-COR may have potential conflicts of interest in recommending that C-COR shareholders vote in favor of the merger agreement.

Some of the directors and executive officers of C-COR have interests in the merger that are different from, and are in addition to, the interests of C-COR shareholders generally. These interests relate to the treatment of options held by directors and executive officers of C-COR in the merger, the payment of severance benefits to certain executive officers of C-COR under certain circumstances following completion of the merger, the appointment of a nominee of C-COR as a director of ARRIS after the merger, ARRIS’ commitment to assume the current employment agreements of C-COR’s executive officers, and ARRIS’ agreement to indemnify C-COR directors and officers from certain claims and to continue certain insurance coverage. You should consider these interests in connection with your vote, including whether these interests may have influenced these directors and executive officers to recommend or support the merger.

C-COR shareholders may receive a combination of consideration different from what they elect, and while such elections are being calculated, may not be able to transfer the shares of ARRIS common stock, if any, to which they may be entitled.

While each C-COR shareholder may elect to receive all cash, all ARRIS common stock, or a combination of cash and ARRIS common stock in the merger, the pools of cash and ARRIS common stock available for all C-COR shareholders will be fixed amounts. Accordingly, depending on the elections made by other C-COR shareholders, even if you elect to receive all cash in the merger, you may receive a portion of your consideration in ARRIS common stock and even if you elect to receive all ARRIS common stock in the merger, you may receive a portion of your consideration in cash. If you elect to receive a combination of cash and ARRIS common stock in the merger, you are likely to receive cash and ARRIS common stock in a proportion different from what you elected. The tax consequences to you from the transaction may be less favorable than you anticipated in the event you receive a greater portion of your consideration in cash than you elected. See “Material U.S. Federal Income Tax Consequences of the Merger” for more information. If you do not submit a properly completed and signed election form to the exchange agent by the election deadline, you will have no control over the type of merger consideration you may receive.

Within five business days of the closing of the merger, ARRIS and the exchange agent will calculate the number and amount of valid cash and stock elections made by C-COR shareholders. The validity of any election will be determined solely by ARRIS, in the exercise of its reasonable discretion. Until ARRIS and the exchange agent complete this calculation, a former holder of C-COR common stock may not be able to sell or otherwise dispose of the shares of ARRIS common stock, if any, to which such holder is entitled.

The merger agreement restricts both C-COR’s and ARRIS’ ability to pursue alternatives to the merger.

The merger agreement contains “no shop” provisions that, subject to limited fiduciary exceptions, restrict C-COR’s ability to directly or indirectly initiate, solicit, encourage, facilitate, discuss, or commit to competing third-party proposals to acquire all or a significant portion of C-COR. Further, there are only limited exceptions to C-COR’s agreement that the C-COR board of directors will not withdraw, modify, or qualify in any manner adverse to ARRIS its approval of the merger agreement or its recommendation to holders of C-COR common stock that they vote in favor of the adoption of the merger agreement, or recommend any other acquisition proposal. Although the C-COR board of directors is permitted to take these actions if it determines in good faith, after consultation with outside legal counsel, that failure to do so would be inconsistent with its fiduciary duties under applicable law in connection with a superior proposal, doing so in specified situations could entitle ARRIS to terminate the merger agreement and to be paid by C-COR a termination fee of $22.5 million in cash.

Similarly, in the event a third party makes a proposal to acquire all or a significant portion of ARRIS, and the merger agreement is terminated and ARRIS completes the third-party transaction within 12 months of the termination of the merger agreement, ARRIS could be required to pay C-COR a termination fee of $22.5 million in cash.

ARRIS and C-COR agreed to these restrictions to induce the other party to enter into the merger agreement. However, these provisions could discourage a potential third-party acquiror that might have an interest in acquiring all or a significant part of either C-COR or ARRIS from considering or proposing that acquisition, or might result in a potential acquiror proposing to pay a lower per share price to acquire either C-COR or ARRIS than it might otherwise have proposed to pay because of the added cost of the termination fee that may become payable to either ARRIS or C-COR in certain circumstances.

ARRIS’ and C-COR’s stockholders will be diluted by the merger.

The merger will dilute the ownership position of the current shareholders of ARRIS. ARRIS will issue approximately 25 million shares of ARRIS common stock (based on the number of outstanding shares of C-COR common stock on the date of this joint proxy statement/prospectus and assuming the exercise of all outstanding options to purchase shares of C-COR common stock) to C-COR shareholders in the merger. As a result, ARRIS’ shareholders and C-COR’s shareholders are expected to hold approximately 81% and 19%, respectively, of the combined company’s common stock outstanding on a fully diluted basis (including shares issuable pursuant to outstanding options and convertible securities) immediately following the completion of the merger.

Any delay in completing the merger may reduce or eliminate the benefits expected.

In addition to the required shareholder approvals and regulatory clearances and approvals, the merger is subject to a number of other conditions beyond the control of ARRIS and C-COR that may prevent, delay, or otherwise materially adversely affect its completion. We cannot predict whether and when these other conditions will be satisfied. Further, the requirements for obtaining the required clearances and approvals could delay the completion of the merger for a period of time or prevent it from occurring. Any delay in completing the merger could cause ARRIS not to realize some of the benefits that ARRIS expects to achieve following the merger if it successfully completes the merger within its expected timeframe and integrates C-COR’s business.

The rights of C-COR shareholders will change when they become shareholders of ARRIS upon completion of the merger.

Upon completion of the merger, C-COR shareholders who receive ARRIS shares in the merger will become ARRIS shareholders. There are numerous differences between the rights of a shareholder of C-COR, a Pennsylvania corporation, and the rights of a shareholder of ARRIS, a Delaware corporation.

The costs and expenses incurred in connection with the integration of ARRIS’ and C-COR’s businesses may affect the combined company’s operating results.

The combined company will incur certain costs and expenses in connection with the integration of ARRIS’ and C-COR’s businesses. These costs and expenses will have a negative effect on the combined company’s results of operations.

Item 6.	Exhibits

The following exhibits are included herein:

(2)(1)	Agreement and Plan of Merger, dated September 23, 2007 by and among ARRIS Group, Inc, C-COR Corporation, and Air Merger Subsidiary Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on September 24, 2007)

(10)(1)	Profit Incentive Plan (PIP)-Fiscal Year 2008 (Amended and Restated as of October 23, 2007)

(10)(2)	Third Amendment to Revolving Line of Credit Agreement

(10)(3)	Amendment No 1. to the Rights Agreement between C-COR Incorporated and American Stock Transfer & Trust Co., dated as of September 23, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on Sept 23, 2007)

(10)(4)	Amendment No. 2 to the 1992 Employee Stock Purchase Plan, dated September 28, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 1, 2007)

(10)(5)	Amendment No 2007-1 to the Amended and Restated Incentive Plan executed October 11, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 12, 2007)

(15)	Letter re: Unaudited Interim Financial Information.

(31)(1)	Rule 13a-14(a) and 15d-14(a) Certification of Chief Executive Officer

(31)(2)	Rule 13a-14(a) and 15d-14(a) Certification of Chief Financial Officer

(32)(1)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

(32)(2)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

C-COR Incorporated (Registrant)

Date: November 6, 2007	/s/ DAVID A. WOODLE
Chief Executive Officer

Date: November 6, 2007	/s/ WILLIAM T. HANELLY
Chief Financial Officer
(Principal Financial Officer)

Date: November 6, 2007	/s/ JOSEPH E. ZAVACKY
Controller & Assistant Secretary
(Principal Accounting Officer)